Form 10-Q
period 1994-03-31
MONTANA POWER CO /MT/
filed 1994-05-13
CIK 67727

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
                   ________________________________________

(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                   -- OR --

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                   ________________________________________


                         Commission file number 1-4566


                           THE MONTANA POWER COMPANY
            (Exact name of registrant as specified in its charter)

               Montana                                  81-0170530
     (State or other jurisdiction                    (IRS Employer
          of incorporation)                         Identification No.)

          40 East Broadway, Butte, Montana             59701-9394
     (Address of principal executive offices)          (Zip code)

       Registrant's telephone number, including area code (406) 723-5421

           ________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report.)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  On May 5, 1994, the Company had 53,052,943 shares of common stock outstanding.

                                           PART I
                                    FINANCIAL STATEMENTS
                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET


                                         A S S E T S

                                                                 March 31,     December 31,
                                                                   1994            1993
                                                                   Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
  UTILITY PLANT (includes $47,659 and $38,966
    plant under construction)
    Electric. . . . . . . . . . . . . . . . . . . . . . . .    $   1,532,652  $   1,514,472
    Natural gas . . . . . . . . . . . . . . . . . . . . . .          430,789        428,956
                                                                   1,963,441      1,943,428

  Less - accumulated depreciation and depletion . . . . . .          584,162        572,141
                                                                   1,379,279      1,371,287
  ENTECH PROPERTY (includes $711 and $2,446
    property under construction). . . . . . . . . . . . . .          525,106        526,692

  Less - accumulated depreciation and depletion . . . . . .          182,956        182,129
                                                                     342,150        344,563

  INDEPENDENT POWER GROUP PROPERTY (includes $989 and
    $84 property under construction). . . . . . . . . . . .           71,203         70,198

  Less - accumulated depreciation . . . . . . . . . . . . .           17,372         16,822
                                                                      53,831         53,376
                                                                   1,775,260      1,769,226
MISCELLANEOUS INVESTMENTS (at cost):
  Miscellaneous special funds . . . . . . . . . . . . . . .           10,874          7,811
  Investment in cogeneration projects . . . . . . . . . . .           47,457         45,494
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           52,103         51,492
                                                                     110,434        104,797
CURRENT ASSETS:
  Cash and temporary cash investments . . . . . . . . . . .           11,884         11,604
  Accounts receivable . . . . . . . . . . . . . . . . . . .          138,687        158,352
  Materials and supplies (principally at average cost). . .           45,531         42,728
  Prepayments and other assets. . . . . . . . . . . . . . .           53,967         44,425
                                                                     250,069        257,109
DEFERRED CHARGES:
  Advanced coal royalties . . . . . . . . . . . . . . . . .           22,105         20,905
  Costs deferred to future operating periods. . . . . . . .          193,504        185,151
  Other deferred charges. . . . . . . . . . . . . . . . . .           50,044         48,839
                                                                     265,653        254,895

                                                               $   2,401,416   $  2,386,027

The accompanying notes are an integral part of these statements.

                      THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                 L I A B I L I T I E S

                                                                  March 31,    December 31,
                                                                    1994           1993
                                                                   Thousands of Dollars

CAPITALIZATION:
  Common shareholders' equity:
    Common stock (120,000,000 shares
      authorized; 52,836,246 and
      52,498,896 shares issued) . . . . . . . . . . . . . .    $     649,587  $     642,926
    Retained earnings and other shareholders' equity. . . .          316,759        302,725
    Unallocated Stock held by Trustee for Deferred
      Savings and Employee Stock Ownership Plan . . . . . .          (33,975)       (34,419)
                                                                     932,371        911,232

  Preferred stock . . . . . . . . . . . . . . . . . . . . .          101,417        101,419
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          575,772        571,870
                                                                   1,609,560      1,584,521

CURRENT LIABILITIES:
  Short-term borrowing. . . . . . . . . . . . . . . . . . .                0         68,865
  Long-term debt - portion due within one year. . . . . . .           26,131         26,199
  Dividends payable . . . . . . . . . . . . . . . . . . . .           22,960         22,835
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .           24,249          4,927
  Other taxes . . . . . . . . . . . . . . . . . . . . . . .           58,418         43,743
  Accounts payable. . . . . . . . . . . . . . . . . . . . .           49,778         55,794
  Interest accrued. . . . . . . . . . . . . . . . . . . . .           12,634         11,942
  Accrued lease payments. . . . . . . . . . . . . . . . . .            8,057              0
  Other current liabilities . . . . . . . . . . . . . . . .           96,660         79,162
                                                                     298,887        313,467

DEFERRED CREDITS:
  Deferred income taxes . . . . . . . . . . . . . . . . . .          313,082        309,780
  Investment tax credit . . . . . . . . . . . . . . . . . .           50,031         50,476
  Accrued mining reclamation costs. . . . . . . . . . . . .          103,806        101,817
  Other deferred credits. . . . . . . . . . . . . . . . . .           26,050         25,966

                                                                     492,969        488,039

CONTINGENCIES AND COMMITMENTS (Note 2)

                                                               $   2,401,416  $   2,386,027

The accompanying notes are an integral part of these statements.
/TABLE

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME

                                                               For the Three Months Ended
                                                                March 31,       March 31,
                                                                  1994            1993
                                                                  Thousands of Dollars

UTILITY OPERATIONS:
  Operating Revenues:
    Electric. . . . . . . . . . . . . . . . . . . . . . . .  $      122,625   $     127,026
    Natural gas . . . . . . . . . . . . . . . . . . . . . .          37,326          41,637
                                                                    159,951         168,663
  Operating Expenses and Taxes:
    Operation . . . . . . . . . . . . . . . . . . . . . . .          56,529          59,756
    Purchased gas . . . . . . . . . . . . . . . . . . . . .           7,225          11,156
    Fuel for electric generation. . . . . . . . . . . . . .           9,456           8,990
    Maintenance . . . . . . . . . . . . . . . . . . . . . .           7,847           7,008
    Depreciation and depletion. . . . . . . . . . . . . . .          12,042          11,578
    Taxes - other than income taxes . . . . . . . . . . . .          14,150          12,609
    Income taxes. . . . . . . . . . . . . . . . . . . . . .          15,918          17,556
                                                                    123,167         128,653
  Operating Income. . . . . . . . . . . . . . . . . . . . .          36,784          40,010
  Other Income and Expenses:
    Interest and dividend income and other. . . . . . . . .             279              38
    Income taxes applicable to other. . . . . . . . . . . .             (39)             43
                                                                        240              81

  Interest Charges:
    Interest on long-term debt. . . . . . . . . . . . . . .          10,258          11,320
    Other interest. . . . . . . . . . . . . . . . . . . . .             492             569
                                                                     10,750          11,889

    Income from Utility Operations. . . . . . . . . . . . .          26,274          28,202

ENTECH OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .         109,936         104,572

  Costs and Expenses:
    Cost of sales . . . . . . . . . . . . . . . . . . . . .          61,355          58,245
    Taxes - other than income taxes . . . . . . . . . . . .          11,472          10,844
    Depreciation and depletion. . . . . . . . . . . . . . .           8,583           8,555
    Selling, general and administrative . . . . . . . . . .          10,782          10,319
    Interest. . . . . . . . . . . . . . . . . . . . . . . .             315             449
    Other income - net. . . . . . . . . . . . . . . . . . .           1,265              52
    Income taxes. . . . . . . . . . . . . . . . . . . . . .           4,336           4,413
                                                                     98,108          92,877

    Income from Entech Operations . . . . . . . . . . . . .          11,828          11,695

INDEPENDENT POWER GROUP OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .          30,451          28,255
  Expenses (including interest and income taxes). . . . . .          29,375          28,107

    Income from Independent Power Group Operations. . . . .           1,076             148


CONSOLIDATED NET INCOME . . . . . . . . . . . . . . . . . .          39,178          40,045
DIVIDENDS ON PREFERRED STOCK. . . . . . . . . . . . . . . .           1,807             947

NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . .  $       37,371   $      39,098

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000) . . . . .          52,743          51,689

NET INCOME PER SHARE OF COMMON STOCK. . . . . . . . . . . .  $         0.71   $        0.76

DIVIDENDS DECLARED ON COMMON STOCK, PER SHARE . . . . . . .  $        0.400   $       0.395

The accompanying notes are an integral part of these statements.
/TABLE

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             For the Three Months Ended
                                                              March 31,         March 31,
                                                                1994              1993
                                                                 Thousands of Dollars

 NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . .  $       39,177        $   40,045
  Noncash charges (credits) to net income:
    Depreciation and depletion . . . . . . . . . . . . .          21,360            21,001
    Mining reclamation costs expensed. . . . . . . . . .           4,150             3,691
    Deferred income taxes. . . . . . . . . . . . . . . .           1,335               802
    Amortization of loss on long-term sale
      of power . . . . . . . . . . . . . . . . . . . . .          (1,057)           (1,313)
    Other - net. . . . . . . . . . . . . . . . . . . . .           7,711             6,243
  Changes in other assets and liabilities. . . . . . . .          40,535            26,285
  Accounts receivable. . . . . . . . . . . . . . . . . .          19,665            20,570
  Materials and supplies . . . . . . . . . . . . . . . .          (2,802)           (4,444)
  Accounts payable . . . . . . . . . . . . . . . . . . .          (6,017)             (549)
  Payment of mining reclamation costs. . . . . . . . . .          (2,161)             (915)

    Net Cash Flows from Operating Activities . . . . . .         121,896           111,416

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Miscellaneous special funds. . . . . . . . . . . . . .          (3,062)                0
  Gross additions to property and plant. . . . . . . . .         (35,456)          (22,203)
  Investments in other operations. . . . . . . . . . . .          (1,838)             (237)
  Sales of property. . . . . . . . . . . . . . . . . . .             728               247
  Additional investments . . . . . . . . . . . . . . . .            (598)           11,156

    Net Cash Flows from Investing Activities . . . . . .         (40,226)          (11,037)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock. . . . . . . . . . . . . . . . .           6,659             5,650
  Issuance of long-term debt . . . . . . . . . . . . . .          44,241            92,550
  Retirement of long-term debt . . . . . . . . . . . . .         (40,466)         (108,196)
  Short-term debt. . . . . . . . . . . . . . . . . . . .         (68,865)          (52,300)
  Note payable cogeneration project. . . . . . . . . . .               0            (7,605)
  Dividends on common and preferred stock. . . . . . . .         (22,960)          (21,406)
  Issuance of preferred stock. . . . . . . . . . . . . .

    Net Cash Flows from Financing Activities . . . . . .         (81,391)          (91,307)
      Net Cash Flows . . . . . . . . . . . . . . . . . .             279             9,072
Cash and cash equivalents at beginning of period . . . .          11,604             8,879
Cash and cash equivalents at end of period . . . . . . .  $       11,883     $      17,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Three Months For:
    Income taxes . . . . . . . . . . . . . . . . . . . .  $          851     $       1,269
    Interest . . . . . . . . . . . . . . . . . . . . . .          10,345            15,932

The accompanying notes are an integral part of these statements.
/TABLE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying financial statements of the Company for the interim periods ended March 31, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

      Certain reclassifications have been made to the prior year amounts to make them comparable to the 1994 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 1.  INTERCOMPANY TRANSACTIONS:

      The Utility and the Independent Power Group (IPG) purchase coal from a subsidiary of Entech. These intercompany transactions are included in the Consolidated Statement of Income as revenues and expenses and were as follows:

                                      Quarter Ended
                                March 31,        March 31,
                                  1994             1993
                                  Thousands of Dollars

           Coal sales to:
             Utility . . .      $ 7,864          $ 9,160
             IPG . . . . .        3,663            2,800

NOTE 2.  CONTINGENCIES AND COMMITMENTS:

      In 1990, the Company filed with the Federal Energy Regulatory
Commission (FERC) a plan to mitigate damages to and manage fish and wildlife habitat impacted by the operation of the Kerr Hydroelectric Project. The Plan was prepared pursuant to a joint license issued by the FERC to the Company and the Confederated Salish and Kootenai Tribes (Tribes). It consists of a one-time payment by the Company of $15,418,000 and annual payments of $965,000 allocated between the Tribes and various groups. The annual payments will be adjusted annually on the basis of the Consumer Price Index. Additionally, the Secretary of Interior may impose certain conditions pertaining to fish and wildlife. The FERC now has the Plan under review. While the Company cannot predict when or in what form the Plan finally will be approved, it expects that the cost of mitigation measures will be recovered through rates and, therefore, will not have a materially adverse effect on the Company's financial condition or results of operations.

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

      The owners of homes in two residential developments in Colstrip, Montana, which were built for the Colstrip Units 3 and 4 Project made claims against the Company and the other owners of the Colstrip Units 3 and 4 for property damages to their homes allegedly caused by soil-related subsidence. The Company settled all of these claims. The other Colstrip 3 and 4 owners, however, denied responsibility for a substantial part of the settlement costs on the grounds that the Company exceeded its authority in settling the claims. The Company and the other Colstrip 3 and 4 owners have reached an agreement in principle to settle this dispute. Under the terms of the proposed settlement, the Company estimates its liability will exceed its ownership share of sums expended to settle the property damage claims by approximately $2,200,000.

      Other Colstrip property owners also have made claims against the Company and the other owners of all of the Colstrip Units for property damages allegedly resulting from soil-related subsidence. The Company has not determined the magnitude of such alleged damages or the responsibility, if any, of the Colstrip owners. While the resolution of these claims is uncertain, the Company believes they will not have a materially adverse effect on the Company's financial condition or results of operations.

      A Rosebud Mine coal supply agreement provides for periodic price redetermination over the life of the contract. The first date under the contract that a price redetermination could have occurred was August 1, 1991. Negotiations to redetermine the coal price have been unsuccessful and an arbitration proceeding has been scheduled to commence in October, 1994. Through March 31, 1994, 7,619,000 tons, of which 3,814,000 tons were delivered to the Company, have been delivered and are subject to a redetermined price. The price change, if any, from this arbitration is not expected to have a materially adverse effect on the Company's results of operations.

      The Entech Oil Division has agreed to supply 144 Bcf of natural gas to three cogeneration facilities through September 2007. The Oil Division has sufficient proven, developed and undeveloped reserves, and controls related sales of production sufficient to supply all of the remaining natural gas required by these agreements.

NOTE 3.  RATE MATTERS:

      The Montana Public Service Commission (MPSC) issued an order approving electric and natural gas rate increases for the Company totaling $13,400,000 annually effective April 28, 1994. In October 1993, $12,800,000 of annual increases were included in rates on an interim basis. In its updated application, the Company had requested general rate increases of $37,600,000 annually for electricity and natural gas based upon a 12.25% return on common equity.

      The MPSC allowed the Company a $7,600,000 annual electric rate increase, down from the interim increase of $8,800,000 and an annual natural gas rate increase of $5,800,000, up from the interim increase of $4,000,000.

      The order reduced the Company's authorized return on common equity from 12.1% to 11.0% for both the electric and natural gas utilities. Of the $24,100,000 difference between the requested amount and allowed increases, $11,100,000 is attributable to the lower return on common equity. Another $7,000,000 of the difference is attributable to the disallowance of certain fuel expense relating to the MPSC's imputed "excess profits" earned by the Company's subsidiary, Western Energy Company, on coal sales to the Utility Division. The remaining difference relates primarily to the denial of the Company's request to switch from the flow through to the full-normalization method of recognizing income tax expense. The income tax recognition issue does not affect net income.

NOTE 4.  LONG-TERM DEBT:

      In January 1994, the Company sold $5,000,000 of Secured Medium-Term Notes, 7.25% series due 2024. The proceeds were used to repay short-term debt incurred to complete the refinancing of $80,000,000 of the 10% and 10-1/8% series Pollution Control Revenue Bonds in December 1993.

NOTE 5.  POSTRETIREMENT BENEFITS:

      On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). SFAS No. 106 requires the accrual of the expected cost of these postretirement benefits (OPEB's) during the employees' years of service rather than when the costs are paid.

      The Company has recorded as a deferred expense the increased costs which result from adopting SFAS No. 106 for the Utility Division. At March 31, 1994, the cumulative amount of deferred OPEB expense is $2,700,000. In its April 28, 1994 order, the MPSC allowed the Company to recover in rates the full OPEB cost on the accrual basis provided by SFAS No. 106, including the continued amortization of the transition obligation liability over the remaining 18.75-year period and the amortization of the previously deferred amounts over a 20-year period.

      On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," (SFAS No. 112) with respect to disability related benefits up to age 65. SFAS No. 112 requires the accrual of a liability or loss contingency for the estimated obligation for postemployment benefits. At December 31, 1993, the Company's postemployment benefit liability was estimated to be $10,600,000, with $9,300,000 and $1,300,000 relating to regulated utility and nonregulated operations, respectively. The utility had recorded a liability and recovered through rates by year-end approximately $2,400,000 for disability-related benefits. The incremental increase in 1994 consolidated expenses due to SFAS No. 112 adoption is estimated to be $1,300,000, all of which relates to the non-utility operations.

      The Company is no longer self-insured for a significant portion of disability-related benefits effective January 1, 1994 for utility operations and April 1, 1994 for non-utility operations. The Company will record as a deferred expense in 1994 the additional postemployment benefit liability of $6,900,000 that was incurred by the utility but not recognized while self-insured. The Company will charge a significant portion of this amount to income and will recover it through rates within 10 years.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      This discussion should be read in conjunction with the management's discussion included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

RESULTS OF OPERATIONS

      The following discussion presents significant events or trends which have had an effect on the operations of the Company or which are expected to have an impact on operating results in the future.

Three Months Ended March 31, 1994 and 1993:

Net Income Per Share of Common Stock

      For comparative purposes, the following table shows the breakdown of consolidated net income per share.

                                                Three Months Ended
                                                     March 31,
                                              1994             1993

     Utility . . . . . . . . . . . . .       $ 0.46           $ 0.53
     Entech. . . . . . . . . . . . . .         0.23             0.23
     Independent Power Group . . . . .         0.02                0

          Consolidated . . . . . . . .       $ 0.71           $ 0.76

      Consolidated net income for the quarter decreased as a result of reduced natural gas and electric sales due to warmer weather and less favorable electric wholesale market conditions in the region. The decrease in utility sales was partially offset by increased electric and natural gas revenues resulting from higher rates and from increased consumption resulting from continuing growth in the number of electric and natural gas customers. Consolidated net income also benefited from increased Independent Power Group earnings due to higher revenues from long-term electric sales contracts.

      Net income available for common stock for the quarter also decreased as a result of an increase in preferred dividends resulting from the sale of additional preferred shares in November 1993. Consolidated earnings per share amounts for the period also decreased as a result of an increase in the number of shares outstanding.

Utility Operations

      The following table shows changes from the previous year, in millions of dollars, in utility revenues with the related percentage changes in volumes sold and prices received:

           Electric

           General Business - revenue. . . . . . . .  $   1
                            - volume . . . . . . . .      0
                            - price/kWh. . . . . . .      1%

           Other utilities  - revenue. . . . . . . .  $  (6)
                            - volume . . . . . . . .     (6%)
                            - price/kWh. . . . . . .    (14%)

           Natural Gas

           General Business - revenue. . . . . . . .  $  (4)
                            - volume . . . . . . . .    (16%)
                            - price/Mcf. . . . . . .      7%

           Other utilities  - revenue. . . . . . . .  $  (2)
                            - volume . . . . . . . .    (80%)
                            - price/Mcf. . . . . . .    (12%)

           Transportation   - revenue. . . . . . . .  $   1
                            - volume . . . . . . . .     10%
                            - price/Mcf. . . . . . .     23%

Operating Revenues

      Electric revenues from general business customers increased $800,000. The weather, as measured by heating degree days, was 15% warmer than the first quarter of 1993. Volumes sold to residential and commercial customers decreased 4% primarily as a result of the warmer weather decreasing revenues $2,200,000. A 4% increase in volumes sold to industrial customers increased revenues $1,400,000. A 1% increase in average rates resulting primarily from the interim rate order effective in October 1993 raised revenues $1,600,000.

      Electric revenues from sales to other utilities decreased $5,600,000 due to a 14% decrease in the average price and a 6% decrease in volumes sold. The decreases occurred as a result of a temporary decline in the secondary market resulting from a weather related reduction in demand in the region during the quarter and as a result of better than average market conditions experienced in the first quarter of 1993.

      Natural gas revenues from general business customers decreased $3,600,000. Volumes sold to residential and commercial customers decreased 12% primarily as a result of the warmer weather decreasing revenues $4,200,000. Volumes sold to industrial, government and municipal customers decreased 56% decreasing revenues $1,500,000. This decline results from the switch of eligible customers (non-core customers) from full-service to transportation service only and is offset by revenues from transportation fees, lower purchased gas costs and increased revenues from core customers. Rate increases, including the final stage of the natural gas transportation order which became effective September 1993 and the interim rate order effective in October 1993 increased revenues $2,100,000.

      Natural gas revenues from sales to other utilities declined $1,800,000 due to an 80% decrease in volumes sold also resulting from the switch by some customers from full-service to transportation service only. As previously discussed, the decline in revenues resulting from this switch to transportation service is offset by revenues from transportation fees, lower purchased gas costs and increased revenues from core customers.

Operating Expenses and Taxes

      The following table shows the Company's sources of electricity and power supply expenses (Operation, Fuel for electric generation, and Maintenance) for the quarters ended March 31, 1994 and 1993.

                                          1994              1993
        Sources                                     MWH

     Hydroelectric . . . . . .            896,676           751,192
     Steam . . . . . . . . . .          1,290,822         1,330,724
     Purchases . . . . . . . .            828,006         1,009,957
       Total Power Supply. . .          3,015,504         3,091,873

                                           Thousands of Dollars
     Hydroelectric (including.
       maintenance). . . . . .          $  4,398          $  4,237
     Steam (including fuel and
       maintenance). . . . . .            14,797            13,737
     Purchases . . . . . . . .            26,895            31,297
       Power Supply Expenses
          Total. . . . . . . .          $ 46,090          $ 49,271
          Cents per Kilowatt-Hour          1.528             1.594

      The Company's hydroelectric output increased as a result of improved streamflows. This increased output and the reduced demand, which was caused by warmer weather and a less favorable wholesale market, offset a reduction of generation at the Company's coal-fired plants and resulted in reduced purchase power requirements.

      Purchase gas expense decreased $3,900,000 as a result of an 18% decrease in volumes of purchased and royalty (Company owned) gas due to the warmer weather and as a result of deferred gas accounting adjustments which annually balance the gas costs collected from customers with the costs of supplying the gas. Since changes in expense resulting from the deferred gas accounting procedure are offset by similar changes in natural gas revenues, net income is not affected.

      Taxes - other than income taxes increased $1,500,000 primarily due to increased property taxes resulting from higher mill levies and property additions.

      Interest on long-term debt decreased $1,100,000 primarily as a result of the 1993 refinancing of First Mortgage Bonds and Pollution Control Revenue Bonds at lower interest rates.

Entech Operations

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of revenues of Entech's businesses with the related percentage changes in volumes sold and prices received:

           Coal             - revenue. . . . . . . .  $  10
                            - volume . . . . . . . .     11%
                            - price/ton. . . . . . .      4%

           Oil              - revenue. . . . . . . .  $  (3)
                            - volume . . . . . . . .    (18%)
                            - price/bbl. . . . . . .    (30%)

           Natural Gas      - revenue. . . . . . . .  $   0
                            - volume . . . . . . . .      2%
                            - price/Mcf. . . . . . .      9%

           Natural gas marketing revenue . . . . . .  $  (1)

           Other operations revenue. . . . . . . . .  $  (1)

Revenues

      Coal revenues at the Rosebud Mine increased $1,800,000 due to higher volumes sold to Colstrip Units 3 and 4 and the timing of purchases by a Midwestern customer. In addition, revenues from a combination of brokered coal and SynCoal demonstration plant operating fees increased $1,100,000. At the Jewett Mine, coal revenues increased $2,700,000 due to higher volumes sold to the mine-mouth power plant, which was partially reduced by a $1,000,000 decrease from lower reimbursable mining expenses. Increased revenues of $5,700,000 at the Golden Eagle Mine resulted from higher volumes sold to supply coal for a short-term contract and spot market sales at higher market prices. In July 1994, the Golden Eagle Mine will begin delivering up to 1,200,000 tons of coal per year under a long-term contract.

      Oil revenues decreased $2,800,000 from both lower market prices received and lower volumes sold as a result of natural declining production in both the U.S. and Canada. Natural gas revenues increased $300,000 principally from higher market prices received in Canada and from higher volumes sold in the U.S. as a result of development drilling that occurred in 1993. Natural gas marketing revenues decreased $1,200,000 due to the timing of purchases by a cogeneration facility and the expiration of a short-term supply contract in 1993.

      Revenues from Entech's other operations decreased $1,200,000. This resulted from the sale of the waste management operations in May 1993, partially offset by increased revenues from telecommunications operations resulting from expansion of services provided to common carriers and increased marketing efforts.

Costs and Expenses

      Cost of sales increased approximately $3,100,000. This amount is comprised of $5,500,000 of increased coal production costs at the Golden Eagle Mine due to higher volumes sold as described above, offset partially by $2,100,000 decreased oil production costs and lower volumes of natural gas purchased for resale. Other income-net decreased approximately $1,200,000 as a result of losses on the sale of nonstrategic Oil Division assets and from joint venture losses.

Independent Power Group Operations

      Independent Power Group (IPG) revenues increased $2,200,000 due to a $1,700,000 increase in revenues from long-term sales contracts caused by higher prices and increased volumes sold. Revenues from North American Energy Services Company (NAES) increased $500,000.

      IPG expenses increased $2,700,000 primarily as a result of increases in NAES expenses, income taxes and fuel expense. The increases were offset by $1,400,000 resulting from decreases in transmission expense and IPG's share of partnerships' earnings.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements, long-term debt maturities and sources of funds for the period 1994-1998 have been discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. During the first three months of 1994, $23,000,000 was expended for the Utility construction program, $11,000,000 for Entech capital expenditures and $3,000,000 for IPG capital expenditures. Due to a deferral of an item beyond 1994, total 1994 capital expenditures for the Utility have been revised to be approximately $129,000,000.

      During the first quarter of 1994, the Company sold $5,000,000 of Secured Medium-Term Notes, 7.25% series due 2024. The proceeds were used to repay short-term debt incurred to complete the refinancing of $80,000,000 of the 10% and 10-1/8% series Pollution Control Revenue Bonds in December 1993.

      The Company's Mortgage and Deed of Trust contains certain restrictions upon the issuance of additional First Mortgage Bonds. At March 31, 1994, the unfunded net property additions and retired bonds test, which is the most restrictive test, would have permitted the issuance of approximately $500,000,000 additional First Mortgage Bonds. There are no material restrictions upon issuance of unsecured debt or preferred stock in the Company's Restated Articles of Incorporation, its Mortgage and Deed of Trust or its Sinking Fund Debenture Agreement.

SEC RATIO OF EARNINGS TO FIXED CHARGES

      For the twelve months ended March 31, 1994 the Company's ratio of earnings to fixed charges was 2.87 times. Fixed charges include interest, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.

RATE ORDER DECISION

      The Company is evaluating the results of the recent MPSC rate order discussed in Note 3. Parties to that proceeding have approximately 10 days to file a request for reconsideration of the issues. The Company has requested an extension of the filing deadline and is reviewing whether to ask for reconsideration of the $7,000,000 fuel expense disallowance as well as other issues. Additionally, the Company is analyzing this decision to determine whether it should file another rate increase request this year, as well as the degree of impact this rate result will have on our budgeted expenditures for 1994.

                                    PART II
                               Other Information

ITEM 6.     Exhibits and Reports on Form 8-K:

            (a)  Exhibits

                 Exhibit 12 Computation of ratio of earnings to fixed charges for the twelve months ended March 31, 1994.

            (b)  Reports on Form 8-K

                 None
                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE MONTANA POWER COMPANY
                                                       (Registrant)

                                            /s/ W. C. Verbael

                                            W. C. Verbael
                                            Vice President - Accounting,
                                              Finance and Information Services

Date:  May 12, 1994

                                 EXHIBIT INDEX

                                  Exhibit 12
                       Computation of ratio of earnings
                             to fixed charges for
                    the twelve months ended March 31, 1994