Form 10-Q
period 1994-06-30
MONTANA POWER CO /MT/
filed 1994-08-15
CIK 67727

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
                   ________________________________________

(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

  On August 5, 1994, the Company had 53,296,965 shares of common stock outstanding.

                                           PART I
                                    FINANCIAL STATEMENTS
                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET


                                         A S S E T S

                                                                 June 30,     December 31,
                                                                   1994            1993
                                                                   Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
  UTILITY PLANT (includes $60,483 and $38,966
    plant under construction)
    Electric. . . . . . . . . . . . . . . . . . . . . . . .    $   1,559,413  $   1,514,472
    Natural gas . . . . . . . . . . . . . . . . . . . . . .          435,818        428,956
                                                                   1,995,231      1,943,428

  Less - accumulated depreciation and depletion . . . . . .          595,617        572,141
                                                                   1,399,614      1,371,287
  ENTECH PROPERTY (includes $7,018 and $2,446
    property under construction). . . . . . . . . . . . . .          530,682        526,692

  Less - accumulated depreciation and depletion . . . . . .          188,855        182,129
                                                                     341,827        344,563

  INDEPENDENT POWER GROUP PROPERTY (includes $1,009 and
    $84 property under construction). . . . . . . . . . . .           71,492         70,198

  Less - accumulated depreciation . . . . . . . . . . . . .           17,863         16,822
                                                                      53,629         53,376
                                                                   1,795,070      1,769,226
MISCELLANEOUS INVESTMENTS (at cost):
  Miscellaneous special funds . . . . . . . . . . . . . . .            3,035          7,811
  Investment in cogeneration projects . . . . . . . . . . .           47,035         45,494
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           51,695         51,492
                                                                     101,765        104,797
CURRENT ASSETS:
  Cash and temporary cash investments . . . . . . . . . . .            8,222         11,604
  Accounts receivable . . . . . . . . . . . . . . . . . . .          123,611        158,352
  Materials and supplies (principally at average cost). . .           46,442         42,728
  Prepayments and other assets. . . . . . . . . . . . . . .           67,512         44,425
                                                                     245,787        257,109
DEFERRED CHARGES:
  Advanced coal royalties . . . . . . . . . . . . . . . . .           22,435         20,905
  Costs deferred to future operating periods. . . . . . . .          195,436        185,151
  Other deferred charges. . . . . . . . . . . . . . . . . .           51,375         48,839
                                                                     269,246        254,895

                                                               $   2,411,868   $  2,386,027

The accompanying notes are an integral part of these statements.

                      THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                 L I A B I L I T I E S

                                                                  June 30,     December 31,
                                                                    1994           1993
                                                                   Thousands of Dollars

CAPITALIZATION:
  Common shareholders' equity:
    Common stock (120,000,000 shares
      authorized; 53,089,610 and
      52,498,896 shares issued) . . . . . . . . . . . . . .    $     655,857  $     642,926
    Retained earnings and other shareholders' equity. . . .          304,260        302,725
    Unallocated Stock held by Trustee for Deferred
      Savings and Employee Stock Ownership Plan . . . . . .          (33,520)       (34,419)
                                                                     926,597        911,232

  Preferred stock . . . . . . . . . . . . . . . . . . . . .          101,416        101,419
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          575,584        571,870
                                                                   1,603,597      1,584,521

CURRENT LIABILITIES:
  Short-term borrowing. . . . . . . . . . . . . . . . . . .           62,061         68,865
  Long-term debt - portion due within one year. . . . . . .           25,857         26,199
  Dividends payable . . . . . . . . . . . . . . . . . . . .           23,055         22,835
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .            1,189          4,927
  Other taxes . . . . . . . . . . . . . . . . . . . . . . .           42,953         43,743
  Accounts payable. . . . . . . . . . . . . . . . . . . . .           46,393         55,794
  Interest accrued. . . . . . . . . . . . . . . . . . . . .           11,437         11,942
  Other current liabilities . . . . . . . . . . . . . . . .           98,885         79,162
                                                                     311,830        313,467

DEFERRED CREDITS:
  Deferred income taxes . . . . . . . . . . . . . . . . . .          316,152        309,780
  Investment tax credit . . . . . . . . . . . . . . . . . .           49,586         50,476
  Accrued mining reclamation costs. . . . . . . . . . . . .          104,979        101,817
  Other deferred credits. . . . . . . . . . . . . . . . . .           25,724         25,966

                                                                     496,441        488,039

CONTINGENCIES AND COMMITMENTS (Note 2)

                                                               $   2,411,868  $   2,386,027

The accompanying notes are an integral part of these statements.
/TABLE

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME

                                                                For the Six Months Ended
                                                                June 30,        June 30,
                                                                  1994            1993
                                                                 Thousands of Dollars
UTILITY OPERATIONS:
  Operating Revenues:
    Electric. . . . . . . . . . . . . . . . . . . . . . . .  $      207,884   $     208,374
    Natural gas . . . . . . . . . . . . . . . . . . . . . .          56,180          60,532
                                                                    264,064         268,906
  Operating Expenses and Taxes:
    Operation . . . . . . . . . . . . . . . . . . . . . . .         101,636         105,124
    Purchased gas . . . . . . . . . . . . . . . . . . . . .          10,659          15,744
    Fuel for electric generation. . . . . . . . . . . . . .          16,470          14,223
    Maintenance . . . . . . . . . . . . . . . . . . . . . .          19,929          19,874
    Depreciation and depletion. . . . . . . . . . . . . . .          24,042          23,029
    Taxes - other than income taxes . . . . . . . . . . . .          27,898          25,444
    Income taxes. . . . . . . . . . . . . . . . . . . . . .          16,369          16,478
                                                                    217,003         219,916
  Operating Income. . . . . . . . . . . . . . . . . . . . .          47,061          48,990
  Other Income and Expenses:
    Interest and dividend income and other. . . . . . . . .           1,628             601
    Income taxes applicable to other. . . . . . . . . . . .              (8)              6
                                                                      1,620             607

  Interest Charges:
    Interest on long-term debt. . . . . . . . . . . . . . .          20,367          22,168
    Other interest. . . . . . . . . . . . . . . . . . . . .             878             962
                                                                     21,245          23,130

    Income from Utility Operations. . . . . . . . . . . . .          27,436          26,467

ENTECH OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .         201,845         190,773

  Costs and Expenses:
    Cost of sales . . . . . . . . . . . . . . . . . . . . .         114,196         112,758
    Taxes - other than income taxes . . . . . . . . . . . .          19,982          17,073
    Depreciation and depletion. . . . . . . . . . . . . . .          16,778          15,763
    Selling, general and administrative . . . . . . . . . .          20,474          19,288
    Interest. . . . . . . . . . . . . . . . . . . . . . . .             665           1,248
    Other income - net. . . . . . . . . . . . . . . . . . .             596            (102)
    Income taxes. . . . . . . . . . . . . . . . . . . . . .           7,555           6,326
                                                                    180,246         172,354

    Income from Entech Operations . . . . . . . . . . . . .          21,599          18,419

INDEPENDENT POWER GROUP OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .          65,711          61,686
  Expenses (including interest and income taxes). . . . . .          64,859          61,542

    Income from Independent Power Group Operations. . . . .             852             144

CONSOLIDATED NET INCOME . . . . . . . . . . . . . . . . . .          49,887          45,030
DIVIDENDS ON PREFERRED STOCK. . . . . . . . . . . . . . . .           3,614           1,895

NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . .  $       46,273     $    43,135

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000) . . . . .          52,876          51,796

NET INCOME PER SHARE OF COMMON STOCK. . . . . . . . . . . .  $         0.88     $      0.83

DIVIDENDS DECLARED ON COMMON STOCK, PER SHARE . . . . . . .  $         0.80     $      0.79

The accompanying notes are an integral part of these statements.
/TABLE

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME

                                                               For the Three Months Ended
                                                                June 30,        June 30,
                                                                  1994            1993
                                                                 Thousands of Dollars
UTILITY OPERATIONS:
  Operating Revenues:
    Electric. . . . . . . . . . . . . . . . . . . . . . . .  $       85,259   $      81,348
    Natural gas . . . . . . . . . . . . . . . . . . . . . .          18,854          18,895
                                                                    104,113         100,243
  Operating Expenses and Taxes:
    Operation . . . . . . . . . . . . . . . . . . . . . . .          45,108          45,367
    Purchased gas . . . . . . . . . . . . . . . . . . . . .           3,434           4,587
    Fuel for electric generation. . . . . . . . . . . . . .           7,014           5,233
    Maintenance . . . . . . . . . . . . . . . . . . . . . .          12,082          12,866
    Depreciation and depletion. . . . . . . . . . . . . . .          12,000          11,451
    Taxes - other than income taxes . . . . . . . . . . . .          13,748          12,836
    Income taxes. . . . . . . . . . . . . . . . . . . . . .             450          (1,077)
                                                                     93,836          91,263
  Operating Income. . . . . . . . . . . . . . . . . . . . .          10,277           8,980
  Other Income and Expenses:
    Interest and dividend income and other. . . . . . . . .           1,350             563
    Income taxes applicable to other. . . . . . . . . . . .              31             (37)
                                                                      1,381             526

  Interest Charges:
    Interest on long-term debt. . . . . . . . . . . . . . .          10,110          10,848
    Other interest. . . . . . . . . . . . . . . . . . . . .             386             393
                                                                     10,496          11,241

    Income (Loss) from Utility Operations . . . . . . . . .           1,162          (1,735)

ENTECH OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .          91,910          86,200

  Costs and Expenses:
    Cost of sales . . . . . . . . . . . . . . . . . . . . .          52,841          54,513
    Taxes - other than income taxes . . . . . . . . . . . .           8,510           6,229
    Depreciation and depletion. . . . . . . . . . . . . . .           8,196           7,208
    Selling, general and administrative . . . . . . . . . .           9,692           8,969
    Interest. . . . . . . . . . . . . . . . . . . . . . . .             350             799
    Other income - net. . . . . . . . . . . . . . . . . . .            (669)           (154)
    Income taxes. . . . . . . . . . . . . . . . . . . . . .           3,218           1,913
                                                                     82,138          79,477

    Income from Entech Operations . . . . . . . . . . . . .           9,772           6,723

INDEPENDENT POWER GROUP OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .          35,260          33,431
  Expenses (including interest and income taxes). . . . . .          35,485          33,434

    Income (Loss) from Independent Power Group Operations .            (225)             (3)

CONSOLIDATED NET INCOME . . . . . . . . . . . . . . . . . .          10,709           4,985
DIVIDENDS ON PREFERRED STOCK. . . . . . . . . . . . . . . .           1,807             948

NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . .  $        8,902     $     4,037

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000) . . . . .          53,009          51,903

NET INCOME PER SHARE OF COMMON STOCK. . . . . . . . . . . .  $         0.17     $      0.08

DIVIDENDS DECLARED ON COMMON STOCK, PER SHARE . . . . . . .  $        0.400     $     0.395

The accompanying notes are an integral part of these statements.
/TABLE

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               For the Six Months Ended
                                                              June 30,          June 30,
                                                                1994              1993
                                                                 Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . .  $       49,887        $   45,030
  Noncash charges (credits) to net income:
    Depreciation and depletion . . . . . . . . . . . . .          42,272            40,624
    Mining reclamation costs expensed. . . . . . . . . .           7,385             5,554
    Deferred income taxes. . . . . . . . . . . . . . . .           1,694             4,985
    Amortization of loss on long-term sale
      of power . . . . . . . . . . . . . . . . . . . . .          (2,113)           (2,626)
    Other - net. . . . . . . . . . . . . . . . . . . . .          13,235            12,238
  Changes in other assets and liabilities. . . . . . . .         (20,842)          (36,035)
  Accounts receivable. . . . . . . . . . . . . . . . . .          34,741            36,240
  Materials and supplies . . . . . . . . . . . . . . . .          (3,714)           (5,462)
  Accounts payable . . . . . . . . . . . . . . . . . . .          (9,402)           (2,053)
  Payment of mining reclamation costs. . . . . . . . . .          (4,223)           (2,558)

    Net Cash Flows from Operating Activities . . . . . .         108,920            95,937

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Miscellaneous special funds. . . . . . . . . . . . . .           4,776             9,740
  Gross additions to property and plant. . . . . . . . .         (81,742)          (64,431)
  Investments in other operations. . . . . . . . . . . .          (1,256)             (547)
  Sales of property. . . . . . . . . . . . . . . . . . .           3,127             5,830
  Additional investments . . . . . . . . . . . . . . . .            (286)            2,510

    Net Cash Flows from Investing Activities . . . . . .         (75,381)          (46,898)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock. . . . . . . . . . . . . . . . .          12,912            11,378
  Issuance of long-term debt . . . . . . . . . . . . . .          23,760           181,050
  Retirement of long-term debt . . . . . . . . . . . . .         (20,991)         (200,464)
  Short-term debt. . . . . . . . . . . . . . . . . . . .          (6,803)            7,264
  Note payable cogeneration project. . . . . . . . . . .               0            (7,605)
  Dividends on common and preferred stock. . . . . . . .         (45,799)          (42,728)

    Net Cash Flows from Financing Activities . . . . . .         (36,921)          (51,105)
      Net Cash Flows . . . . . . . . . . . . . . . . . .          (3,382)           (2,066)
Cash and cash equivalents at beginning of period . . . .          11,604             8,879
Cash and cash equivalents at end of period . . . . . . .  $        8,222     $       6,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Six Months For:
    Income taxes . . . . . . . . . . . . . . . . . . . .  $       27,009     $      28,866
    Interest . . . . . . . . . . . . . . . . . . . . . .          22,528            25,442

The accompanying notes are an integral part of these statements.
/TABLE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying financial statements of the Company for the interim periods ended June 30, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

      Certain reclassifications have been made to the prior year amounts to make them comparable to the 1994 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 1.  INTERCOMPANY TRANSACTIONS:

      The Utility and the Independent Power Group (IPG) purchase coal from a subsidiary of Entech. The Utility sells electricity to the IPG and the IPG sells electricity to the Utility. These intercompany transactions are included in the Consolidated Statement of Income as revenues and expenses and were as follows:
                           Six Months Ended             Three Months Ended
                       June 30,        June 30,        June 30,     June 30,
                        1994             1993           1994          1993
                          Thousands of Dollars           Thousand of Dollars

 Coal sales to:
   Utility . . .      $13,771          $12,986         $5,835         $3,949
   IPG . . . . .        5,929            3,693          2,338            770

 Electric sales:
   Utility sales
     to IPG. . .      $   644          $ 1,885         $  629         $1,855
   IPG sales to
     Utility . .        1,133              909            876             35

NOTE 2.  CONTINGENCIES AND COMMITMENTS:

      In 1990, the Company filed with the Federal Energy Regulatory
Commission (FERC) a plan to mitigate damages to, and to manage fish and wildlife habitat impacted by the operation of the Kerr Hydroelectric Project. The Plan was prepared pursuant to a joint license issued by the FERC to the Company and the Confederated Salish and Kootenai Tribes (Tribes). It consists of a one-time payment by the Company of $15,418,000 and annual payments of $965,000 allocated between the Tribes and various groups. The annual payments will be adjusted annually on the basis of the Consumer Price Index. Additionally, the Secretary of Interior may impose certain conditions pertaining to fish and wildlife. As part of its review, the FERC, on May 31, 1994, issued a draft environmental assessment of the impacts associated with the operation of Kerr. The FERC is expected to issue a draft environmental impact statement later this year with a comment period. While the Company cannot predict when or in what form the Plan finally will be approved, the cost of mitigation measures is expected to be recovered through rates and will not have a materially adverse effect on the Company's financial condition or results of operations.

      In November 1992, the Company filed with FERC its application to relicense nine Madison and Missouri River hydroelectric facilities with electric generating capacity totaling 292 megawatts. The application, in preparation since 1989, proposes an additional 74 megawatts of generation.
The total capital investment of relicensing, including physical improvements, environmental protection, mitigation and enhancement measures, is estimated at $167,600,000. Additional costs for operational changes, as well as annual payments for environmental protection, mitigation and enhancement, are estimated to be about $5,400,000 per year. The Company expects that the relicensing costs will be recovered through rates and will not have a materially adverse effect on the Company's financial condition or results of operations.

      The owners of homes in two residential developments in Colstrip, Montana, which were built for the Colstrip Units 3 and 4 Project made claims against the Company and the other owners of the Colstrip Units 3 and 4 for property damages to their homes allegedly caused by soil-related subsidence. The Company settled all of these claims. The other Colstrip 3 and 4 owners, however, denied responsibility for a substantial part of the settlement costs on the grounds that the Company exceeded its authority in settling the claims. The Company and the other Colstrip 3 and 4 owners have settled this dispute. Additional costs above the Company's ownership share did not have a materially adverse effect on the Company's financial condition or results of operations.

      Other property owners also have made claims against the Company and the other owners of the Colstrip Generating Units for property damages allegedly resulting from soil-related subsidence. While the resolution of these claims is uncertain, the Company believes they will not have a materially adverse effect on the Company's financial condition or results of operations.

      The coal supply agreement for Colstrip Units 1 and 2 provides for periodic price redetermination over the life of the contract. The first date under the contract that a price redetermination could have occurred was August 1, 1991. Negotiations to redetermine the coal price have been unsuccessful and an arbitration proceeding has been scheduled to commence in October, 1994. Through June 30, 1994, 8,086,000 tons, of which 4,048,000 tons were delivered to the Company, are subject to a redetermined price. The price change, if any, from this arbitration is not expected to have a materially adverse effect on the Company's results of operations.

      The Entech Oil Division has agreed to supply 142 Bcf of natural gas to three cogeneration facilities through September 2007. The Oil Division has sufficient proven, developed and undeveloped reserves, and controls related sales of production sufficient to supply all of the remaining natural gas required by these agreements.
NOTE 3.  RATE MATTERS:

      The Montana Public Service Commission (MPSC) issued an order approving electric and natural gas rate increases for the Company totaling $13,500,000 annually effective April 28, 1994. In October 1993, $12,800,000 of annual increases were included in rates on an interim basis. In its updated application, the Company had requested general rate increases of $37,600,000 annually for electricity and natural gas based upon a 12.25% return on common equity.

      The MPSC allowed the Company a $7,800,000 annual electric rate increase, down from the interim increase of $8,800,000 and an annual natural gas rate increase of $5,700,000, up from the interim increase of $4,000,000.

      The order reduced the Company's authorized return on common equity from 12.1% to 11.0% for both the electric and natural gas utilities. Of the $24,100,000 difference between the requested amount and allowed increases, $11,100,000 is attributable to the lower return on common equity. Another $7,000,000 of the difference is attributable to the disallowance of certain fuel expense relating to the MPSC's imputed "excess profits" earned by the Company's subsidiary, Western Energy Company (WECo), on coal sales to the Utility Division. The remaining difference relates primarily to the denial of the Company's request to switch from the flow through to the full-normalization method of recognizing income tax expense. The income tax recognition issue does not affect net income.

      On June 17, 1994, the Company filed a complaint requesting the District Court, Butte-Silver Bow County, to set aside that portion of the MPSC's decision which disallows the fuel expense relating to WECo's imputed "excess profits." A decision at the district court level is expected before the end of the year. The Company expects to file an electric rate case in the third quarter of this year.

NOTE 4.  LONG-TERM DEBT:

      In January 1994, the Company sold $5,000,000 of Secured Medium-Term Notes, 7.25% series due 2024. The proceeds were used to repay short-term debt incurred to complete the refinancing of $80,000,000 of the 10% and 10-1/8% series Pollution Control Revenue Bonds in December 1993.

      In June 1994, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.2% series, due 2000, the proceeds of which were used to retire other long-term debt.

NOTE 5.  POSTEMPLOYMENT BENEFITS:

      On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). SFAS No. 106 requires the accrual of the expected cost of these postretirement benefits (OPEB's) during the employees' years of service rather than when the costs are paid.

      In its April 28, 1994 Order, the MPSC allowed the Company to include in rates the full OPEB cost on the accrual basis provided by SFAS No. 106, including the amortization of the amounts previously deferred under an MPSC Accounting Order from January 1, 1993 to April 27, 1994. Consequently, as of April 28, 1994, the Company commenced recognition of these utility postretirement benefits in expense in accordance with SFAS No. 106. The incremental increase in 1994 consolidated expenses due to the utility SFAS No. 106 expense recognition is estimated to be $900,000.

      On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," (SFAS No. 112) with respect to disability related benefits up to age 65. SFAS No. 112 requires the accrual of a liability or loss contingency for the estimated obligation for postemployment benefits. At December 31, 1993, the postemployment benefit liability for regulated utility operations was estimated to be $9,300,000, of which $2,400,000 had been accrued and included in rates. The remaining $6,900,000 was recorded in 1994 as a deferred charge and will be expensed and included in rates over the next 10 years. The estimated December 31, 1993 postemployment benefit liability of $1,300,000 for non-utility operations has been charged to income in 1994. The Company is no longer self-insured for disability-related benefits resulting from claims occurring after December 31, 1993, therefore, SFAS No. 112 will not apply to benefits after that date.

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

Six Months Ended June 30, 1994 and 1993:

Net Income Per Share of Common Stock

      For comparative purposes, the following table shows the breakdown of consolidated net income per share.

                                                    Six Months Ended
                                                         June 30,
                                                    1994         1993

            Utility Operations                   $     0.45   $     0.47
            Entech                                     0.41         0.36
            Independent Power Group                    0.02

              Consolidated                       $     0.88   $     0.83

      Year-to-date consolidated net income increased due to increased coal sales. Decreases in utility income resulted from warmer weather, the wholesale market conditions and increased property taxes. Increased electric industrial loads, reduced purchased power costs and additional revenues from rate increases and customer growth were positive factors which offset most of the decrease. Year-to-date Independent Power Group (IPG) earnings increased as a result of improved generating plant performance.

Utility Operations

      The following table shows changes from the previous year, in millions of dollars, in utility revenues with the related percentage changes in volumes sold and prices received:

           Electric

           General Business - revenue. . . . . . . .  $  5
                            - volume . . . . . . . .     2%
                            - price/kWh. . . . . . .     1%

           Other Utilities  - revenue. . . . . . . .  $ (6)
                            - volume . . . . . . . .    (7%)
                            - price/kWh. . . . . . .    (9%)

           Natural Gas

           General Business - revenue. . . . . . . .  $ (4)
                            - volume . . . . . . . .   (13%)
                            - price/Mcf. . . . . . .     7%

           Other Utilities  - revenue. . . . . . . .  $ (3)
                            - volume . . . . . . . .   (81%)
                            - price/Mcf. . . . . . .   (12%)


           Transportation   - revenue. . . . . . . .  $  2
                            - volume . . . . . . . .    33%
                            - price/Mcf. . . . . . .    33%

Operating Revenues

      Electric revenues from general business customers increased $4,600,000 including revenues from industrial customers which increased $2,900,000. Industrial revenues increased as a result of customers installing additional equipment and due to increased demand for irrigation resulting from the dry weather conditions. Residential and commercial customer growth provided approximately $2,400,000 of the additional revenues and higher rates increased revenues $1,700,000. These increases were partially offset by a $2,400,000 decrease in residential and commercial revenues resulting from decreased volumes sold due primarily to warmer weather. The weather, as measured by heating degree days, was 14% warmer than last year.

      Electric revenues from sales to other utilities decreased $6,100,000 due to a 7% reduction in volumes sold and a 9% decrease in the average price. The decrease resulted primarily from the return to near-normal secondary market conditions in 1994 compared to much better than average market conditions in the first six months of 1993. Sales to the IPG, which are included in utility revenues, also decreased due to less demand resulting from improved generating plant performance at Colstrip Unit 4.

      Natural gas revenues from general business customers decreased $3,600,000. Volumes sold to residential and commercial customers decreased more than 9% due primarily to the warmer weather, reducing revenues $6,600,000. Customer growth of 4.5% and higher rates provided additional revenues of $2,100,000 and $3,200,000, respectively. Volumes sold to industrial, government and municipal customers decreased 56% decreasing revenues $2,300,000. This decline results from the switch of eligible customers (non-core customers) from full-service to transportation service only and is offset by revenues from transportation fees and lower purchased gas costs.

      Natural gas sales to other utilities decreased 81%, or $2,800,000, due to switching by some customers from full-service to transportation service only. As previously discussed, this reduction is offset by transportation fees and lower gas purchase costs.

      Other natural gas revenues increased $2,100,000 due primarily to $1,700,000 in additional transportation revenues resulting from a 33% increase in both volumes transported and average price.

Operating Expenses and Taxes

      The following table shows the electric utility's sources of electricity and power supply expenses (Operation, Fuel for electric generation and Maintenance) for the six months ended June 30, 1994 and 1993.

                                                    1994         1993
            Sources                                        MWH

            Hydroelectric                         1,778,415    1,658,731
            Steam                                 2,223,611    1,936,779
            Purchases                             1,318,447    1,781,573

              Total Power Supply                  5,320,473    5,377,083


                                                   Thousands of Dollars

            Hydroelectric (including
              maintenance)                       $    9,002   $    8,606
            Steam (including fuel and
              maintenance)                           30,076       27,696
            Purchases                                42,715       49,922
              Total Power Supply
                Expenses                         $   81,793   $   86,224
              Cents Per Kilowatt-Hour                 1.537        1.604

      Steam generation and related fuel expense increased as a result of improved performance at the Colstrip units which experienced outages in 1993. The increased generation and a less favorable secondary market for sales to other utilities resulted in reduced purchased power requirements. The slight increase in hydroelectric generation is the result of improved streamflows caused by earlier snowpack melt.

      Operation expense other than power supply costs increased due to additional pension expenses, the Colstrip housing damage costs and increased amortization of conservation programs.

      Purchased gas expense decreased $5,100,000 as a result of a 19% decrease in volumes of gas due to the warmer weather and the decrease resulting from customers switching to transportation service. Purchased gas expense also decreased as a result of the balancing of deferred gas accounting procedures which do not affect net income.

      Taxes - other than income taxes increased $2,500,000 primarily due to increased property taxes resulting from higher mill levies and property additions.

Interest Charges

      The $1,800,000 decrease in interest on long-term debt is primarily a result of refinancing of debt at lower interest rates.

Entech Operations

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of revenues of Entech's units with the related percentage changes in volumes sold and prices received:

           Coal             - revenue. . . . . . . .  $ 27
                            - volume . . . . . . . .    23%
                            - price/ton. . . . . . .     2%

           Oil              - revenue. . . . . . . .  $ (5)
                            - volume . . . . . . . .   (16%)
                            - price/bbl. . . . . . .   (24%)

           Natural Gas      - revenue. . . . . . . .  $  1
                            - volume . . . . . . . .     8%
                            - price/Mcf. . . . . . .     -

           Natural gas marketing revenue . . . . . .  $(10)

           Other operations revenue. . . . . . . . .  $ (2)

Revenues

      Coal revenues at the Rosebud Mine increased $15,000,000 due to higher volumes sold to Colstrip Units 3 and 4 and the timing of purchases by a Midwestern customer. In addition, revenues from a combination of brokered coal and coal transportation fees increased $2,000,000. At the Jewett Mine, coal revenues increased $2,300,000 due to higher volumes sold to the mine-mouth power plant. These revenues were partially reduced by $1,400,000 of lower fees because less of the Company's coal and more of the customer's coal was mined in 1994. Increased revenues of $9,500,000 at the Golden Eagle Mine were the result of higher volumes sold and higher market prices received to supply coal for a short-term contract and spot market sales. In July 1994, the Golden Eagle Mine began delivering coal under a long-term contract which provides for delivery of up to 1,200,000 tons of coal per year.

      Oil revenues decreased $4,700,000 from both lower market prices received and lower volumes sold as a result of normal declining production. Natural gas revenues increased $900,000 from higher volumes sold in both the U.S. and Canada as a result of development drilling that occurred in 1993. Natural gas marketing revenues decreased $10,400,000 due to the timing of purchases by a cogeneration facility and the expiration of a short-term supply contract in 1993.

      Revenues from Entech's other operations decreased $2,200,000 mostly as a result of the sale of the waste management operations in May 1993.

Costs and Expenses

      Cost of sales increased $1,400,000. This amount is comprised of $13,300,000 increased coal production costs at the Golden Eagle and Rosebud mines due to higher volumes sold as described above, partially offset by $10,500,000 decreased costs of natural gas purchased for resale and by $1,400,000 decreased costs from the sale of the waste management operation. Higher volumes of coal sold caused the increase in taxes - other than income taxes. Interest expense decreased due to lower levels of outstanding debt. Income taxes reflect the tax rate increase in 1993 and higher pre-tax income principally from the coal operations.

Independent Power Group Operations

      IPG revenues increased $4,000,000 due principally to an increase in revenues from long-term sales contracts caused by higher prices and increased volumes sold.

      IPG expenses increased $3,300,000 due primarily to increased operation and maintenance expenses related to electric generation at Colstrip Unit 4.

Three Months Ended June 30, 1994 and 1993:

Net Income Per Share of Common Stock

      For comparative purposes, the following table shows the breakdown of consolidated net income per share.

                                                   Three Months Ended
                                                        June 30,
                                                    1994         1993

            Utility Operations                   $    (0.01)  $    (0.05)
            Entech                                     0.18         0.13
            Independent Power Group

              Consolidated                       $     0.17   $     0.08


      Consolidated net income for the quarter increased as a result of increased coal deliveries to the Colstrip generating units which experienced outages last year and increased electric and natural gas revenues resulting from customer growth and rate increases. The utility increases were partially offset by the impacts of warmer weather on natural gas sales and less favorable electric wholesale market conditions.

Utility Operations

      The following table shows changes from the previous year, in millions of dollars, in utility revenues with the related percentage changes in volumes sold and prices received:

           Electric

           General Business - revenue. . . . . . . .  $  4
                            - volume . . . . . . . .     5%
                            - price/kWh. . . . . . .     -

           Other Utilities  - revenue. . . . . . . .  $ (1)
                            - volume . . . . . . . .   (10%)
                            - price/kWh. . . . . . .     5%

           Natural Gas

           General Business - revenue. . . . . . . .  $  -
                            - volume . . . . . . . .    (7%)
                            - price/Mcf. . . . . . .     7%

           Other Utilities  - revenue. . . . . . . .  $ (1)
                            - volume . . . . . . . .   (83%)
                            - price/Mcf. . . . . . .    (9%)


           Transportation   - revenue. . . . . . . .  $  1
                            - volume . . . . . . . .    68%
                            - price/Mcf. . . . . . .    15%

Operating Revenues

      Electric revenues from general business customers increased $3,900,000 including revenues from industrial customers which increased $1,600,000. Equipment installations and dry weather conditions as explained in the six-month discussion were the primary factors increasing industrial volumes. Residential and commercial customer growth and higher rates contributed additional revenues of approximately $1,600,000.

      Electric revenues from sales to other utilities decreased $600,000 due to a 10% reduction in volumes sold. The decrease resulted primarily from reduced sales to the IPG as explained in the six-month discussion.

      The decrease of $2,600,000 in natural gas revenues resulting from warmer weather and customers' switch from full-service to transportation service only was offset by the additional revenues provided by 4.6% customer growth, rate increases and increased transportation revenues. Weather for the quarter, as measured by heating degree days, was 10% warmer than last year.

Operating Expenses and Taxes

      The following table shows the electric utility's sources of electricity and power supply expenses (Operation, Fuel for electric generation and Maintenance) for the three months ended June 30, 1994 and 1993.

                                                    1994         1993
            Sources                                        MWH

            Hydroelectric                           881,739      907,539
            Steam                                   932,789      606,055
            Purchases                               490,441      771,616

              Total Power Supply                  2,304,969    2,285,210


                                                   Thousands of Dollars

            Hydroelectric (including
              maintenance)                       $    4,604   $    4,369
            Steam (including fuel and
              maintenance)                           15,279       13,959
            Purchases                                15,817       18,625
              Total Power Supply
                Expenses                         $   35,700   $   36,953
              Cents Per Kilowatt-Hour                 1.549        1.617

      Steam generation and related fuel expense increased as a result of improved performance at the Colstrip units which experienced outages in 1993. The large increase in steam generation resulted in reduced purchased power requirements. In spite of drought conditions in the region, hydroelectric generation decreased only slightly due to an earlier snowpack melt resulting from warmer weather.

      Operation expense other than power supply costs increased due to the same reasons explained in the six-month discussion.

      Purchased gas expense decreased $1,100,000 as a result of a 12% decrease in volumes of gas due to the warmer weather and the decrease resulting from customers' switch to transportation service. Purchased gas expense for the quarter also decreased as a result of the balancing of deferred gas accounting procedures which do not affect net income.

Entech Operations

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of revenues of Entech's units with the related percentage changes in volumes sold and prices received:

           Coal             - revenue. . . . . . . .  $ 17
                            - volume . . . . . . . .    40%
                            - price/ton. . . . . . .    (1%)

           Oil              - revenue. . . . . . . .  $ (2)
                            - volume . . . . . . . .   (14%)
                            - price/bbl. . . . . . .   (18%)

           Natural Gas      - revenue. . . . . . . .  $  1
                            - volume . . . . . . . .    13%
                            - price/Mcf. . . . . . .    (8%)

           Natural gas marketing revenue . . . . . .  $ (9)

           Other operations revenue. . . . . . . . .  $ (1)

Revenues

      Coal revenues increased $14,100,000 at the Rosebud Mine and $3,800,000 at the Golden Eagle Mine for the same reasons mentioned in the six-month discussion. At the Jewett Mine, coal revenues decreased $800,000 due to lower volumes sold and lower prices received for the same reasons mentioned in the six-month discussion.

      Oil revenues decreased $2,000,000 for the same reasons mentioned in the six-month discussion. Natural gas revenues increased $600,000 from a combination of higher volumes sold in both the U.S. and Canada as a result of development drilling partially offset by the effect of lower U.S. market prices. Natural gas marketing revenues decreased $8,400,000 for the same reasons mentioned in the six-month discussion.

      Revenues from Entech's other operations decreased $1,000,000 from the 1993 sale of the waste management operation.

Costs and Expenses

      Cost of sales decreased $1,600,000. This amount is comprised of $8,500,000 decreased costs of natural gas purchased for resale and $1,000,000 lower expenses from the sale of the waste management operation. These amounts were mostly offset by $7,900,000 higher coal production costs as described in the six-month discussion. Taxes - other than income taxes and depreciation and depletion increased because of higher volumes of coal sold. Interest expense decreased due to lower levels of outstanding debt. The $500,000 increase in Other income - net resulted from the sale of assets. Income taxes increased from higher pre-tax income principally from coal operations.

Independent Power Group Operations

      IPG revenues increased $1,800,000 due primarily to higher revenues from Colstrip Unit 4 long-term sales contracts caused by higher prices and increased volumes sold.

      IPG expenses increased $2,000,000 due primarily to increased operation and maintenance expenses related to electric generation at Colstrip Unit 4.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements, long-term debt maturities and sources of funds for the period 1994-1998 have been discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. During the first six months of 1994, $58,000,000 was expended for the Utility construction program, $20,400,000 for Entech capital expenditures and $4,000,000 for IPG capital expenditures. Total 1994 capital expenditures for the Utility have been reduced to approximately $133,000,000 from $144,000,000 due primarily to the deferral of items beyond 1994.

      During the first quarter of 1994, the Company sold $5,000,000 of Secured Medium-Term Notes, 7.25% series due 2024. The proceeds were used to repay short-term debt incurred to complete the refinancing of $80,000,000 of the 10% and 10-1/8% series Pollution Control Revenue Bonds in December 1993.

      In June 1994, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.2% series, due 2000, the proceeds of which were used to retire other long-term debt.

      The Company's Mortgage and Deed of Trust contains certain restrictions upon the issuance of additional First Mortgage Bonds. At June 30, 1994, the unfunded net property additions and retired bonds test, which is the most restrictive test, would have permitted the issuance of approximately $500,000,000 additional First Mortgage Bonds. There are no material restrictions upon issuance of unsecured debt or preferred stock in the Company's Restated Articles of Incorporation, its Mortgage and Deed of Trust or its Sinking Fund Debenture Agreement.

SEC RATIO OF EARNINGS TO FIXED CHARGES

      For the twelve months ended June 30, 1994 the Company's ratio of earnings to fixed charges was 3.02 times. Fixed charges include interest, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.

                                    PART II
                               Other Information

ITEM 4.     Submission of Matters to a Vote of Security Holders.

      A. The Company's annual meeting of shareholders was held on May 10, 1994.

      B.    Security holders elected five persons to the Board of Directors.

                                              Against
           Director             For         or Withheld      Abstentions

      Kay Foster            48,529,894           4               821,826

      Chase T. Hibbard      48,637,941           4               713,779

      Daniel P. Lambros     48,627,884           4               723,836

      Carl Lehrkind III     48,656,438           4               695,282

      Jerrold P. Pederson   48,667,742                           683,982


      There were no broker non-votes.


      Directors whose term of office as a director continued after the meeting are as follows:

      Daniel T. Berube                      Beverly D. Harris

      John J. Burke                         James P. Lucas

      Allen F. Cain                         Arthur K. Neill

      R. D. Corette                         George H. Selover

      Robert P. Gannon                      N. E. Vosburg


      C. Security holders voted to authorize the Company to redeem the $2.15 Series of Preferred Stock.

                                              Against
                                For         or Withheld      Abstentions

                            38,593,067          434,140        1,021,294


      There were no broker non-votes.

ITEM 6.     Exhibits and Reports on Form 8-K:

            (a)  Exhibits

                 Exhibit 12 Computation of ratio of earnings to fixed charges for the twelve months ended June 30, 1994.

            (b)  Reports on Form 8-K

                 Date                               Subject

            April 25, 1994    Item No. 5.  Other Items, MPSC decision on
                              electric and natural gas rate request.  See
                              Note 3 to the Consolidated Financial Statements.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE MONTANA POWER COMPANY
                                                       (Registrant)

                                            /s/ J. P. Pederson
                                            J. P. Pederson
                                            Vice President and Chief
                                              Financial Officer

Date:  August 12, 1994

                                 EXHIBIT INDEX

                                  Exhibit 12
                       Computation of ratio of earnings
                             to fixed charges for
                     the twelve months ended June 30, 1994