Form 10-Q
period 1994-09-30
MONTANA POWER CO /MT/
filed 1994-11-14
CIK 67727

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
                   ________________________________________

(Mark One)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

     On November 4, 1994, the Company had 53,546,186 shares of common stock outstanding.

                                           PART I
                                    FINANCIAL STATEMENTS
                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET

                                         A S S E T S


                                                               September 30,   December 31,
                                                                   1994            1993
                                                                   Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
  UTILITY PLANT (includes $74,281 and $38,966
    plant under construction)
    Electric. . . . . . . . . . . . . . . . . . . . . . . .    $   1,583,402  $   1,514,472
    Natural gas . . . . . . . . . . . . . . . . . . . . . .          445,028        428,956
                                                                   2,028,430      1,943,428

  Less - accumulated depreciation and depletion . . . . . .          606,349        572,141
                                                                   1,422,081      1,371,287
  ENTECH PROPERTY (includes $2,690 and $2,446
    property under construction). . . . . . . . . . . . . .          534,693        526,692

  Less - accumulated depreciation and depletion . . . . . .          194,701        182,129
                                                                     339,992        344,563

  INDEPENDENT POWER GROUP PROPERTY (includes $560 and
    $84 property under construction). . . . . . . . . . . .           69,855         70,198

  Less - accumulated depreciation . . . . . . . . . . . . .           17,094         16,822
                                                                      52,761         53,376
                                                                   1,814,834      1,769,226
MISCELLANEOUS INVESTMENTS (at cost):
  Miscellaneous special funds . . . . . . . . . . . . . . .            8,883          7,811
  Investment in cogeneration projects . . . . . . . . . . .           52,669         45,494
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .           51,362         51,492
                                                                     112,914        104,797
CURRENT ASSETS:
  Cash and temporary cash investments . . . . . . . . . . .            9,910         11,604
  Accounts receivable . . . . . . . . . . . . . . . . . . .          126,704        158,352
  Materials and supplies (principally at average cost). . .           46,871         42,728
  Prepayments and other assets. . . . . . . . . . . . . . .           59,906         44,425
                                                                     243,391        257,109
DEFERRED CHARGES:
  Advanced coal royalties . . . . . . . . . . . . . . . . .           22,535         20,905
  Costs deferred to future operating periods. . . . . . . .          196,116        185,151
  Other deferred charges. . . . . . . . . . . . . . . . . .           43,802         48,839
                                                                     262,453        254,895

                                                               $   2,433,592   $  2,386,027

The accompanying notes are an integral part of these statements.

                      THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                 L I A B I L I T I E S

                                                                September 30,  December 31,
                                                                    1994           1993
                                                                   Thousands of Dollars

CAPITALIZATION:
  Common shareholders' equity:
    Common stock (120,000,000 shares
      authorized; 53,333,649 and
      52,498,896 shares issued) . . . . . . . . . . . . . .    $     661,706  $     642,926
    Retained earnings and other shareholders' equity. . . .          301,037        302,725
    Unallocated Stock held by Trustee for Deferred
      Savings and Employee Stock Ownership Plan . . . . . .          (33,064)       (34,419)
                                                                     929,679        911,232

  Preferred stock . . . . . . . . . . . . . . . . . . . . .          101,416        101,419
  Long-term debt. . . . . . . . . . . . . . . . . . . . . .          576,006        571,870
                                                                   1,607,101      1,584,521

CURRENT LIABILITIES:
  Short-term borrowing. . . . . . . . . . . . . . . . . . .           59,782         68,865
  Long-term debt - portion due within one year. . . . . . .           25,810         26,199
  Dividends payable . . . . . . . . . . . . . . . . . . . .           23,155         22,835
  Income taxes. . . . . . . . . . . . . . . . . . . . . . .           (6,816)         4,927
  Other taxes . . . . . . . . . . . . . . . . . . . . . . .           58,301         43,743
  Accounts payable. . . . . . . . . . . . . . . . . . . . .           45,410         55,794
  Interest accrued. . . . . . . . . . . . . . . . . . . . .           13,606         11,942
  Accrued lease payments. . . . . . . . . . . . . . . . . .            8,056
  Other current liabilities . . . . . . . . . . . . . . . .           95,080         79,162
                                                                     322,384        313,467

DEFERRED CREDITS:
  Deferred income taxes . . . . . . . . . . . . . . . . . .          321,700        309,780
  Investment tax credit . . . . . . . . . . . . . . . . . .           49,141         50,476
  Accrued mining reclamation costs. . . . . . . . . . . . .          107,177        101,817
  Other deferred credits. . . . . . . . . . . . . . . . . .           26,089         25,966

                                                                     504,107        488,039

CONTINGENCIES AND COMMITMENTS (Note 2)

                                                               $   2,433,592  $   2,386,027

The accompanying notes are an integral part of these statements.

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME

                                                                For the Nine Months Ended
                                                             September 30,    September 30,
                                                                  1994            1993
                                                                 Thousands of Dollars
UTILITY OPERATIONS:
  Operating Revenues:
    Electric. . . . . . . . . . . . . . . . . . . . . . . .  $      304,797   $     301,261
    Natural gas . . . . . . . . . . . . . . . . . . . . . .          69,481          74,611
                                                                    374,278         375,872
  Operating Expenses and Taxes:
    Operation . . . . . . . . . . . . . . . . . . . . . . .         155,351         149,782
    Purchased gas . . . . . . . . . . . . . . . . . . . . .          12,155          18,218
    Fuel for electric generation. . . . . . . . . . . . . .          26,262          23,700
    Maintenance . . . . . . . . . . . . . . . . . . . . . .          30,674          31,085
    Depreciation and depletion. . . . . . . . . . . . . . .          36,041          34,536
    Taxes - other than income taxes . . . . . . . . . . . .          41,695          38,474
    Income taxes. . . . . . . . . . . . . . . . . . . . . .          15,195          17,602
                                                                    317,373         313,397
  Operating Income. . . . . . . . . . . . . . . . . . . . .          56,905          62,475
  Other Income and Expenses:
    Interest, dividend income and other . . . . . . . . . .           2,801             489
    Income taxes applicable to other. . . . . . . . . . . .              33              77
                                                                      2,834             566

  Interest Charges:
    Interest on long-term debt. . . . . . . . . . . . . . .          30,387          33,314
    Other interest. . . . . . . . . . . . . . . . . . . . .           1,786           1,623
                                                                     32,173          34,937

    Income from Utility Operations. . . . . . . . . . . . .          27,566          28,104

ENTECH OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .         310,338         301,848

  Costs and Expenses:
    Cost of sales . . . . . . . . . . . . . . . . . . . . .         176,930         179,163
    Taxes - other than income taxes . . . . . . . . . . . .          30,570          28,035
    Depreciation and depletion. . . . . . . . . . . . . . .          24,790          23,633
    Selling, general and administrative . . . . . . . . . .          31,363          28,233
    Interest. . . . . . . . . . . . . . . . . . . . . . . .           1,192           1,776
    Other income - net. . . . . . . . . . . . . . . . . . .            (553)          1,025
    Income taxes. . . . . . . . . . . . . . . . . . . . . .          12,053          10,350
                                                                    276,345         272,215

    Income from Entech Operations . . . . . . . . . . . . .          33,993          29,633

INDEPENDENT POWER GROUP OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .          96,032          91,046
  Expenses (including interest and income taxes). . . . . .          89,423          91,697

    Income (Loss) from Independent Power Group Operations .           6,609            (651)

CONSOLIDATED NET INCOME . . . . . . . . . . . . . . . . . .          68,168          57,086
DIVIDENDS ON PREFERRED STOCK. . . . . . . . . . . . . . . .           5,420           2,842

NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . .  $       62,748     $    54,244

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000) . . . . .          53,000          51,918

NET INCOME PER SHARE OF COMMON STOCK. . . . . . . . . . . .  $         1.18     $      1.04

DIVIDENDS DECLARED ON COMMON STOCK, PER SHARE . . . . . . .  $        1.200     $     1.185

The accompanying notes are an integral part of these statements.

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF INCOME

                                                               For the Three Months Ended
                                                             September 30,    September 30,
                                                                  1994            1993
                                                                 Thousands of Dollars
UTILITY OPERATIONS:
  Operating Revenues:
    Electric. . . . . . . . . . . . . . . . . . . . . . . .  $       96,913   $      92,888
    Natural gas . . . . . . . . . . . . . . . . . . . . . .          13,301          14,079
                                                                    110,214         106,967
  Operating Expenses and Taxes:
    Operation . . . . . . . . . . . . . . . . . . . . . . .          53,715          44,658
    Purchased gas . . . . . . . . . . . . . . . . . . . . .           1,496           2,474
    Fuel for electric generation. . . . . . . . . . . . . .           9,792           9,477
    Maintenance . . . . . . . . . . . . . . . . . . . . . .          10,745          11,211
    Depreciation and depletion. . . . . . . . . . . . . . .          12,000          11,507
    Taxes - other than income taxes . . . . . . . . . . . .          13,797          13,030
    Income taxes. . . . . . . . . . . . . . . . . . . . . .          (1,174)          1,124
                                                                    100,371          93,481
  Operating Income. . . . . . . . . . . . . . . . . . . . .           9,843          13,486
  Other Income and Expenses:
    Interest, dividend income and other . . . . . . . . . .           1,173            (112)
    Income taxes applicable to other. . . . . . . . . . . .              42              71
                                                                      1,215             (41)

  Interest Charges:
    Interest on long-term debt. . . . . . . . . . . . . . .          10,020          11,146
    Other interest. . . . . . . . . . . . . . . . . . . . .             908             661
                                                                     10,928          11,807

    Income (Loss) from Utility Operations . . . . . . . . .             130           1,638

ENTECH OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .         108,492         111,075

  Costs and Expenses:
    Cost of sales . . . . . . . . . . . . . . . . . . . . .          62,733          66,405
    Taxes - other than income taxes . . . . . . . . . . . .          10,588          10,962
    Depreciation and depletion. . . . . . . . . . . . . . .           8,012           7,870
    Selling, general and administrative . . . . . . . . . .          10,889           8,944
    Interest. . . . . . . . . . . . . . . . . . . . . . . .             527             528
    Other income - net. . . . . . . . . . . . . . . . . . .          (1,148)          1,127
    Income taxes. . . . . . . . . . . . . . . . . . . . . .           4,498           4,025
                                                                     96,099          99,861

    Income from Entech Operations . . . . . . . . . . . . .          12,393          11,214

INDEPENDENT POWER GROUP OPERATIONS:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . .          30,322          29,361
  Expenses (including interest and income taxes). . . . . .          24,564          30,157

    Income (Loss) from Independent Power Group Operations .           5,758            (796)

CONSOLIDATED NET INCOME . . . . . . . . . . . . . . . . . .          18,281          12,056
DIVIDENDS ON PREFERRED STOCK. . . . . . . . . . . . . . . .           1,807             947

NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . .  $       16,474     $    11,109

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000) . . . . .          53,250          52,162

NET INCOME PER SHARE OF COMMON STOCK. . . . . . . . . . . .  $         0.31     $      0.21

DIVIDENDS DECLARED ON COMMON STOCK, PER SHARE . . . . . . .  $        0.400     $     0.395

The accompanying notes are an integral part of these statements.

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               For the Nine Months Ended
                                                            September 30,    September 30,
                                                                1994              1993
                                                                 Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . .  $         68,168      $   57,086
  Noncash charges (credits) to net income:
    Depreciation and depletion . . . . . . . . . . . . .            62,482          60,589
    Mining reclamation costs expensed. . . . . . . . . .            12,650          12,674
    Deferred income taxes. . . . . . . . . . . . . . . .             6,332           8,038
    Amortization of loss on long-term sale
      of power . . . . . . . . . . . . . . . . . . . . .            (3,170)         (3,939)
    Other - net. . . . . . . . . . . . . . . . . . . . .            19,058          19,061
  Changes in other assets and liabilities. . . . . . . .            (1,157)        (12,466)
  Accounts receivable. . . . . . . . . . . . . . . . . .            31,648          25,369
  Materials and supplies . . . . . . . . . . . . . . . .            (4,143)         (3,581)
  Accounts payable . . . . . . . . . . . . . . . . . . .           (10,384)         (1,849)
  Payment of mining reclamation costs. . . . . . . . . .            (7,290)         (6,103)

    Net Cash Flows from Operating Activities . . . . . .           174,194         154,879

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Miscellaneous special funds. . . . . . . . . . . . . .            (1,072)          9,082
  Gross additions to property and plant. . . . . . . . .          (130,103)       (112,385)
  Investments in other operations. . . . . . . . . . . .            (2,408)         (1,764)
  Sales of property. . . . . . . . . . . . . . . . . . .            15,418          10,195
  Additional investments . . . . . . . . . . . . . . . .              (240)          1,866

    Net Cash Flows from Investing Activities . . . . . .          (118,405)        (93,006)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock. . . . . . . . . . . . . . . . .            18,750          18,310
  Issuance of long-term debt . . . . . . . . . . . . . .            23,758         181,150
  Retirement of long-term debt . . . . . . . . . . . . .           (20,644)       (206,699)
  Short-term debt. . . . . . . . . . . . . . . . . . . .            (9,082)         17,930
  Note payable cogeneration project. . . . . . . . . . .            (1,311)         (6,716)
  Dividends on common and preferred stock. . . . . . . .           (68,954)        (64,225)

    Net Cash Flows from Financing Activities . . . . . .           (57,483)        (60,250)
      Net Cash Flows . . . . . . . . . . . . . . . . . .            (1,694)          1,623
Cash and cash equivalents at beginning of period . . . .            11,604           8,879
Cash and cash equivalents at end of period . . . . . . .  $          9,910   $      10,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Nine Months For:
    Income taxes . . . . . . . . . . . . . . . . . . . .  $         35,472   $      36,106
    Interest . . . . . . . . . . . . . . . . . . . . . .            32,189          39,285

The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying financial statements of the Company for the interim periods ended September 30, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

NOTE 1.  INTERCOMPANY TRANSACTIONS:

      The Utility and the Independent Power Group (IPG) purchase coal from a subsidiary of Entech.  The Utility sells electricity to the IPG and the IPG sells electricity to the Utility.  These intercompany transactions are included in the Consolidated Statement of Income as revenues and expenses and were as follows:
                          Nine Months Ended            Three Months Ended
                   September 30,  September 30,  September 30,  September 30,
                       1994           1993            1994          1993
                       Thousands of Dollars           Thousand of Dollars
 Coal sales to:
   Utility . . .      $21,278       $21,528           $ 7,507     $ 8,540
   IPG . . . . .        9,014         6,931             3,085       3,240

 Electric sales:
   Utility sales
     to IPG. . .      $ 1,122       $ 2,330           $   478     $   445
   IPG sales to
     Utility . .        1,312         1,351               179         442

NOTE 2.  CONTINGENCIES AND COMMITMENTS:

      In 1990, the Company filed with the Federal Energy Regulatory Commission (FERC) a plan to mitigate damages to, and to manage fish and wildlife habitat impacted by the operation of the Kerr Hydroelectric Project. The Plan was prepared pursuant to a joint license issued by the FERC to the Company and the Confederated Salish and Kootenai Tribes (Tribes). It consists of a one-time payment by the Company of $15,418,000 and annual payments of $965,000 allocated between the Tribes and various groups. The annual payments will be adjusted annually on the basis of the Consumer Price Index. Additionally, the Secretary of Interior may impose certain conditions pertaining to fish and wildlife. As part of its review, the FERC, on May 31, 1994, issued a draft environmental assessment of the impacts associated with the operation of Kerr and scoping meetings for public comment were held in Montana by the FERC staff in July and September. Interested parties have until November 15, 1994 to comment. Thereafter, FERC is expected to issue a draft environmental impact statement later this year with a comment period. While it cannot predict when or in what form the Plan finally will be approved, the Company expects that the cost of mitigation measures will be recovered through rates and will not have a materially adverse effect on the Company's financial condition or results of operations.

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

      Property owners in the original townsite area of Colstrip, Montana have made claims against the Company and the other owners of the Colstrip Generating Units for property damages allegedly resulting from soil-related subsidence. Some claims have been denied, and the Company has initiated efforts to settle others. The Company believes that the resolution of these claims will not have a materially adverse effect on the Company's financial condition or results of operations.

      The coal supply agreement for Colstrip Units 1 and 2 provides for periodic price redetermination over the life of the contract. The first date under the contract that a price redetermination could have occurred was August 1, 1991. Negotiations to redetermine the coal price have been unsuccessful and an arbitration hearing has been rescheduled to commence in January, 1995. A decision is expected in the first quarter of 1995. Through September 30, 1994, 8,846,000 tons, of which 4,427,000 tons were delivered to the Company, are subject to a redetermined price. The price change, if any, from this arbitration is not expected to have a materially adverse effect on the Company's financial condition or results of operations.

      The Entech Oil Division has agreed to supply 140 Bcf of natural gas to four cogeneration facilities through mid-2011. The Oil Division has sufficient proven, developed and undeveloped reserves, and controls related sales of production sufficient to supply all of the remaining natural gas required by these agreements.

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

      The order reduced the Company's authorized return on common equity from 12.1% to 11.0% for both the electric and natural gas utilities. Of the $24,100,000 difference between the requested amount and allowed increases, $11,100,000 is attributable to the lower return on common equity. Another $7,000,000 of the difference is attributable to the disallowance of certain fuel expense on coal sales from the Company's subsidiary, Western Energy Company (WECo), to the Utility Division. The remaining differences relate primarily to the denial of the Company's request to amortize ratably the reversal of previously flowed through tax timing differences and does not affect net income.

      On June 17, 1994, the Company filed a complaint requesting the District Court, Butte-Silver Bow County, to set aside that portion of the MPSC's decision which disallows a portion of the fuel expense. The Company believes that MPSC's action was based upon an arbitrary application of a rate of return methodology. Oral argument is scheduled for November 17, 1994 and a decision at the district court level is expected before the end of the year.

      On August 22, 1994, the Company filed an electric rate increase request of $30,600,000 in annual revenues based upon a 12.5% return on common equity and continues to seek a market price approach for the coal expense issue. Hearings on this case have been set for March of 1995 and a final decision is expected by June 1995. The Company's interim rate increase request of $16,700,000 will be considered by the MPSC in the fourth quarter of 1994.

NOTE 4.  LONG-TERM DEBT:

      In January 1994, the Company sold $5,000,000 of Secured Medium-Term Notes, 7.25% series due 2024. The proceeds were used to repay short-term debt incurred to complete the refinancing of $80,000,000 of the 10% and 10-1/8% series Pollution Control Revenue Bonds in December 1993.

      In June 1994, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.2% series due 2000, the proceeds of which were used to retire other long-term debt.

      In November 1994, the Company sold $10,000,000 of Secured Medium-Term Notes, 7.6% series due 1997 and $10,000,000 of Secured Medium-Term Notes, 7.85% series due 1998, the proceeds of which will be used to retire three series of Secured Medium-Term Notes, $9,000,000 of the 8.78% series due November 1994, $5,000,000 of the 8.78% series due December 1994 and $5,000,000 of the 8.57% series due December 1994.

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

Nine Months Ended September 30, 1994 and 1993:

Net Income Per Share of Common Stock

      For comparative purposes, the following table shows the breakdown of consolidated net income per share.

                                                Nine Months Ended
                                                  September 30,
                                             1994              1993

      Utility Operations                  $     0.42        $     0.48
      Entech                                    0.64              0.57
      Independent Power Group                   0.12             (0.01)

            Consolidated                  $     1.18        $     1.04

      Year-to-date consolidated net income increased due to higher earnings by the Independent Power Group (IPG) from operating cogeneration projects, project development activities, a non-recurring gain on the sale of a 50% interest in North American Energy Services Company and higher earnings from the non-utility Colstrip 4 generating unit. Consolidated net income also increased due to higher Entech coal sales. Utility income for the period was negatively impacted by the effects of warmer weather on natural gas sales, increased power supply costs and less favorable electric wholesale market conditions, but was positively impacted by increased industrial and irrigation loads as well as rate increases and customer growth.

Utility Operations

      The following table shows changes from the previous year, in millions of dollars, in utility revenues with the related percentage changes in volumes sold and prices received:

            Electric

            General Business  - revenue. . . . . . . .   $  10
                              - volume . . . . . . . .       4%
                              - price/kWh. . . . . . .       1%

            Other Utilities   - revenue. . . . . . . .   $  (7)
                              - volume . . . . . . . .      (8%)
                              - price/kWh. . . . . . .      (4%)

            Natural Gas

            General Business  - revenue. . . . . . . .   $  (6)
                              - volume . . . . . . . .     (15%)
                              - price/Mcf. . . . . . .       8%

            Other Utilities   - revenue. . . . . . . .   $  (3)
                              - volume . . . . . . . .     (74%)
                              - price/Mcf. . . . . . .     (24%)

            Transportation    - revenue. . . . . . . .   $   3
                              - volume . . . . . . . .      24%
                              - price/Mcf. . . . . . .      55%

Operating Revenues

      Electric revenues from general business customers increased $10,300,000 including an increase of $5,600,000 in revenues from industrial customers. Industrial revenues increased primarily as a result of customers installing additional equipment and due to increased demand for irrigation resulting from the dry weather conditions particularly in the third quarter. Revenues also increased as a result of growth in the numbers of residential and commercial customers and higher rates.

      Electric revenues from sales to other utilities decreased due to the return to near-normal electric wholesale market conditions compared with much better than average market conditions experienced in the first nine months of 1993.

      Natural gas revenues decreased $5,100,000. The revenue decrease resulting from a 12% reduction in volumes sold to residential and commercial customers due to warmer weather was partially offset by increases resulting from higher rates and growth in the number of customers. Volumes sold to industrial, government and municipal customers decreased 57% reducing revenues $3,100,000. This decline results from the switch of eligible customers (noncore customers) from full-service to transportation service only and is offset by revenues from transportation fees and lower purchased gas costs.

      Natural gas sales to other utilities decreased 74% due to switching by some customers from full-service to transportation service only resulting in a $3,100,000 reduction in revenues. As previously discussed, this reduction is offset by transportation fees and lower gas purchase costs.

      Other natural gas revenues increased $3,600,000 due to a $3,100,000 increase in transportation revenues resulting from increases in volumes transported and average price.

Operating Expenses and Taxes

      The following table shows the Company's sources of electricity and power supply expenses (Operation, Fuel for electric generation and Maintenance) for the nine months ended September 30, 1994 and 1993.
                                                         1994          1993
                            Sources                               MWH

            Hydroelectric. . . . . . . . . . . . . .   2,315,336     2,576,733
            Steam. . . . . . . . . . . . . . . . . .   3,529,968     3,267,261
            Purchases. . . . . . . . . . . . . . . .   2,147,904     2,175,934
                  Total Power Supply . . . . . . . .   7,993,208     8,019,928

                                                         Thousands of Dollars

            Hydroelectric (including
              maintenance) . . . . . . . . . . . . .  $   13,518    $   13,182
            Steam (including fuel and
              maintenance) . . . . . . . . . . . . .      46,803        44,203
            Purchases. . . . . . . . . . . . . . . .      67,472        66,446
                  Total Power Supply
                    Expenses . . . . . . . . . . . .  $  127,793    $  123,831
                  Cents Per Kilowatt-Hour. . . . . .       1.599         1.544

      The Company's steam generation and related fuel expense increased as a result of improved performance at the Colstrip units which experienced outages in 1993. The increased steam generation and a less favorable electric wholesale market for sales to other utilities offset the 10% decrease in hydroelectric generation resulting from dry weather conditions, therefore, purchased power requirements were consistent with the prior year. A 3% higher average price increased purchase power expense $1,000,000.

      Other operation expenses increased $4,200,000 due primarily to the cost of settling Colstrip housing damage claims, additional post-retirement benefit costs and increased pension costs.

      Purchased gas expense decreased $6,100,000 as a result of a 20% decrease in volumes of gas due to the warmer weather and customers switching to transportation service and as a result of the balancing of deferred gas accounting procedures which do not affect net income.

      The $1,500,000 increase in depreciation and depletion expense is the result of depreciation of additional plant and equipment.

      Taxes - other than income taxes increased $3,200,000 primarily due to increased property taxes resulting from higher mill levies and property additions.

Other Income and Expenses:

      The $2,300,000 increase in interest and dividend income and other is primarily a result of an increase in the equity portion of AFUDC and a nonrecurring increase in investment income.

Interest Charges:

      The $2,900,000 decrease in interest on long-term debt is primarily a result of refinancing of debt at lower interest rates.

Entech Operations

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of revenues of Entech's units with the related percentage changes in volumes sold and prices received:

            Coal Revenue . . . . . . . . . . . . . . .   $ 28
                  Volume . . . . . . . . . . . . . . .     14%
                  Price/ton. . . . . . . . . . . . . .      1%

            Oil Revenue. . . . . . . . . . . . . . . .   $ (6)
                  Volume . . . . . . . . . . . . . . .    (17%)
                  Price/bbl. . . . . . . . . . . . . .    (15%)

            Natural Gas Revenue. . . . . . . . . . . .   $  1
                  Volume . . . . . . . . . . . . . . .     10%
                  Price/Mcf. . . . . . . . . . . . . .     (3%)

            Natural Gas Marketing Revenue. . . . . . .   $(14)

            Other Operations - Revenue . . . . . . . .   $ (1)

Revenues:

      Coal revenues at the Rosebud Mine increased $12,800,000 due to higher volumes sold to Colstrip Units 3 and 4, the SynCoal demonstration plant, and sales under short-term agreements. In addition, coal revenues increased $2,000,000 from a combination of brokered coal sales and coal transportation fees. At the Jewett Mine, coal revenues increased $800,000 from a combination of higher volumes sold to the mine-mouth power plant mostly offset by lower fees received due to mining more of the customer's coal and less of the Company's coal in 1994. Increased revenues of $12,800,000 at the Golden Eagle Mine were the result of higher volumes sold and higher market prices received to supply coal for a short-term contract and spot market sales.

      The Golden Eagle Mine began delivering coal in July 1994 under a long-term contract which provides for delivery of up to 1,200,000 tons of coal per year. Total sales from the Golden Eagle Mine during 1994 were projected to be 1,600,000 tons. However, unexpected production problems with the coal preparation plant lowered the amount of expected coal sales this year to approximately 1,100,000 tons. The production problems will have the effect of decreasing annual revenues from the Mine by approximately $12,000,000. Management expects to resolve the problems in 1995.

      Oil revenues decreased $5,800,000 from both lower volumes sold due to normal declining production and lower market prices received. Natural gas revenues increased $1,100,000 from higher volumes sold in both U.S. and Canada as a result of development drilling that occurred during 1993. Natural gas marketing revenues decreased $14,000,000 due to the expiration of a short-term supply contract in 1993 and the timing of purchases by a cogeneration facility.

      Other Entech operations revenues decreased $1,200,000 principally due to the sale of the waste management operations in May 1993.

Cost and Expenses:

      Cost of sales decreased approximately $2,200,000. This amount is comprised of $14,700,000 decreased costs of natural gas purchased for resale and by $1,600,000 decreased costs from the sale of the waste management operation, partially offset by $14,100,000 increased coal production costs at the Golden Eagle and Rosebud Mines due to higher coal volumes sold. Increased revenues from higher volumes of coal sold caused the increase in taxes - other than income taxes, which are based upon revenues. Selling, general and administrative expenses increased $3,100,000 from the implementation of two accounting pronouncements pertaining to employee benefits and from higher legal fees incurred relating to leasehold interest litigation. The decrease in interest expense is due to lower levels of outstanding debt. Other income - net increased due to the termination in December 1993 of the Company's interest in a natural gas marketing joint venture that lost $2,700,000 during 1993. Other joint venture losses during 1994 totaled $600,000. The Company also recognized $700,000 of net gains in 1994 from the sale of non-strategic assets. In addition, the sale of the waste management operations in 1993 reduced other income - net by $1,200,000. Income taxes increased due to higher effective tax rates and higher pretax net income.

Independent Power Group Operations

      Independent Power Group (IPG) revenues increased $5,000,000 due primarily to increases in project development revenues and Colstrip 4 revenues from long-term sales which were partially offset by the decrease resulting from the sale of 50% of North American Energy Services Company (NAES) on August 1, 1994. As a result of the sale, NAES, which was previously consolidated will be included in IPG operations on the equity basis as of the sale date.

      IPG expenses decreased $2,300,000 due primarily to decreases resulting from the sale of 50% of NAES and the non-recurring gain on the sale which is included in other-net and offsets expenses. These decreases were offset by increases in fuel for electric generation expense, income taxes and cogeneration project development expense.

Three Months Ended September 30, 1994 and 1993:

Net Income Per Share of Common Stock

      For comparative purposes, the following table shows the breakdown of consolidated net income per share.

                                                Three Months Ended
                                                  September 30,
                                             1994              1993

      Utility Operations                  $    (0.03)       $     0.01
      Entech                                    0.23              0.22
      Independent Power Group                   0.11             (0.02)

            Consolidated                  $     0.31        $     0.21

      Consolidated net income for the quarter was affected by the same factors as presented in the nine-month discussion.

Utility Operations

      The following table shows changes from the previous year, in millions of dollars, in utility revenues with the related percentage changes in volumes sold and prices received:

            Electric

            General Business  - revenue. . . . . . . .  $   6
                              - volume . . . . . . . .      8%
                              - price/kWh. . . . . . .      -

            Other Utilities   - revenue. . . . . . . .  $  (1)
                              - volume . . . . . . . .    (11%)
                              - price/kWh. . . . . . .     (6%)

            Natural Gas

            General Business  - revenue. . . . . . . .  $  (2)
                              - volume . . . . . . . .    (27%)
                              - price/Mcf. . . . . . .     14%

            Other Utilities   - revenue. . . . . . . .  $   -
                              - volume . . . . . . . .     (2%)
                              - price/Mcf. . . . . . .    (58%)

            Transportation    - revenue. . . . . . . .  $   1
                              - volume . . . . . . . .     10%
                              - price/Mcf. . . . . . .    103%

Operating Revenues

      Electric revenues from general business customers increased $5,600,000 primarily as a result of a $2,700,000 increase in revenues from industrial customers due to increased irrigation loads and equipment installations as presented in the nine-month discussion and as a result of customer growth.

      Electric revenues from sales to other utilities decreased $600,000 due to an 11% reduction in volumes sold. The decrease resulted primarily from the return to near-normal electric wholesale market conditions as presented in the nine-month discussion and a decrease in hydroelectric generation in the third quarter of 1994.

      Warmer weather and customers switching from full-service to transportation service decreased natural gas revenues $3,700,000. The decrease was mostly offset by increases resulting from customer growth, rate increases and increased transportation revenues.

Operating Expenses and Taxes

      The following table shows the Company's sources of electricity and power supply expenses (Operation, Fuel for electric generation and Maintenance) for the three months ended September 30, 1994 and 1993.
                                                         1994          1993
                            Sources                               MWH

            Hydroelectric. . . . . . . . . . . . . .     536,920       918,002
            Steam. . . . . . . . . . . . . . . . . .   1,306,358     1,330,483
            Purchases. . . . . . . . . . . . . . . .     834,025       394,361
                  Total Power Supply . . . . . . . .   2,677,303     2,642,846

                                                        Thousands of Dollars

            Hydroelectric (including
              maintenance) . . . . . . . . . . . . .  $    4,516    $    4,576
            Steam (including fuel and
              maintenance) . . . . . . . . . . . . .      16,727        16,506
            Purchases. . . . . . . . . . . . . . . .      24,757        16,524
                  Total Power Supply
                    Expenses . . . . . . . . . . . .  $   46,000    $   37,606
                  Cents Per Kilowatt-Hour. . . . . .       1.718         1.423

      The decrease in the Company's hydroelectric generation, due to significantly reduced streamflows, resulted in increased purchased power requirements to meet system demand.

      Other operation expenses increased $1,000,000 due primarily to increased post-retirement benefit costs and the cost of settling Colstrip housing damage claims.

      Purchased gas expense decreased $1,000,000 as a result of a 19% decrease in volumes of gas due to the warmer weather and customers switching to transportation service and as a result of the balancing of deferred gas accounting procedures which do not affect net income.

Other Income and Expenses:

      The $1,300,000 increase in interest and dividend income and other is primarily a result of an increase in the equity portion of AFUDC and a non-recurring increase in investment income.

Interest Charges:

      The $1,100,000 decrease in interest on long-term debt is primarily a result of refinancing of debt at lower interest rates.

Entech Operations

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of revenues of Entech's units with the related percentage changes in volumes sold and prices received:

            Coal Revenue . . . . . . . . . . . . . . .    $  1
                  Volume . . . . . . . . . . . . . . .       1%
                  Price/ton. . . . . . . . . . . . . .       1%

            Oil Revenue. . . . . . . . . . . . . . . .    $ (1)
                  Volume . . . . . . . . . . . . . . .     (21%)
                  Price/bbl. . . . . . . . . . . . . .       7%

            Natural Gas Revenue. . . . . . . . . . . .    $  -
                  Volume . . . . . . . . . . . . . . .      17%
                  Price/Mcf. . . . . . . . . . . . . .      (7%)

            Natural Gas Marketing Revenue. . . . . . .    $ (4)

            Other Operations - Revenue . . . . . . . .    $  1

Revenues:

      Coal revenues at the Golden Eagle Mine increased $3,200,000 from higher volumes sold and higher market prices received to supply coal for a short-term contract and spot market sales. At the Rosebud Mine, coal revenues decreased $2,200,000 as a result of lower volumes sold to two midwestern customers. One of these customers will take approximately 136,000 less tons than budgeted for the year because of a railroad strike during the quarter. The other customer changed the timing of its purchases and is expected to take the full amount of tons by year-end.

      Oil revenues decreased $1,000,000 and natural gas marketing revenues decreased $3,600,000 for the same reasons mentioned in the nine-month discussion.

      Revenues from Entech's other operations increased $1,000,000 from telecommunications operations due to customer growth.

Costs and Expenses:

      Costs of sales decreased approximately $3,600,000. This amount is comprised of $5,100,000 decreased costs of natural gas purchased for resale partially offset by $800,000 increased costs from telecommunications operations and a net $700,000 increased coal costs. The increased coal costs resulted from higher volumes sold at the Golden Eagle Mine mostly offset by reduced costs at the Rosebud Mine resulting from lower mining costs incurred and lower volumes sold. Selling, general and administrative expenses increased due to higher legal fees incurred relating to leasehold interest litigation and to a one-time workers' compensation adjustment in 1994. Other income - net increased $1,400,000 from gains realized from the sale of non-strategic assets plus $900,000 from joint venture losses incurred in the prior year. Income taxes expense increased for the same reasons mentioned in the nine-month discussion.

Independent Power Group Operations

      The $1,000,000 increase in IPG revenues resulted from increases in project development revenues and Colstrip 4 revenues from long-term sales which were mostly offset by the decrease resulting from the sale of 50% of NAES as presented in the nine-month discussion.

      The $5,600,000 decrease in IPG expenses resulted from the sale of 50% of NAES and the non-recurring gain on the sale as presented in the nine-month discussion. The decreases were partially offset by increases in project development expenses and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements, long-term debt maturities and sources of funds for the period 1994-1998 have been discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. During the first nine months of 1994, $93,000,000 was expended for the Utility construction program, $29,500,000 for Entech capital expenditures and $6,600,000 for IPG capital expenditures. Total 1994 capital expenditures for the Utility have been reduced to approximately $133,000,000 from $144,000,000 due primarily to the deferral of items beyond 1994.

      During the first quarter of 1994, the Company sold $5,000,000 of Secured Medium-Term Notes, 7.25% series due 2024. The proceeds were used to repay short-term debt incurred to complete the refinancing of $80,000,000 of the 10% and 10-1/8% series Pollution Control Revenue Bonds in December 1993.

      In June 1994, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.2% series due 2000, the proceeds of which were used to retire other long-term debt.

      In November 1994, the Company sold $10,000,000 of Secured Medium-Term Notes, 7.6% series due 1997 and $10,000,000 of Secured Medium-Term Notes, 7.85% series due 1998, the proceeds of which will be used to retire three series of Secured Medium-Term Notes, $9,000,000 of the 8.78% series due November 1994, $5,000,000 of the 8.78% series due December 1994 and $5,000,000 of the 8.57% series due December 1994.

      The Company's Mortgage and Deed of Trust contains certain restrictions upon the issuance of additional First Mortgage Bonds. At September 30, 1994, after taking into account the November sale of Secured Medium-Term Notes discussed above, the unfunded net property additions and retired bonds test, which is the most restrictive test, would have permitted the issuance of approximately $497,000,000 additional First Mortgage Bonds. There are no material restrictions upon issuance of unsecured debt or preferred stock in the Company's Restated Articles of Incorporation, its Mortgage and Deed of Trust or its Sinking Fund Debenture Agreement.

SEC RATIO OF EARNINGS TO FIXED CHARGES

      For the twelve months ended September 30, 1994, the Company's ratio of earnings to fixed charges was 3.15 times. Fixed charges include interest, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.

                                    PART II
                               Other Information

ITEM 5.     Other Information

                  As a result of the disposition by Morgan Guaranty Trust
            Company of New York of its corporate trust business, Morgan Guaranty has resigned as Corporate Trustee under the Company's Mortgage and Deed of Trust pursuant to which its First Mortgage Bonds, including its Secured Medium-Term Notes, have been issued, and was replaced by The Bank of New York, 101 Barclay Street, New York, New York 10286, effective as of the close of business on August 5, 1994.

ITEM 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits

                  Exhibit 4(s) Eighteenth Supplemental Indenture to the Mortgage and Deed of Trust

                  Exhibit 12 Computation of ratio of earnings to fixed charges for the twelve months ended September 30, 1994.

                  Exhibit 27    Financial Data Schedule

            (b)   Reports on Form 8-K

                  None

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

                                                THE MONTANA POWER COMPANY
                                                       (Registrant)

                                            /s/ J. P. Pederson
                                            J. P. Pederson
                                            Vice President and Chief
                                              Financial Officer

Date:  November 14, 1994

                                 EXHIBIT INDEX

                                 Exhibit 4(s)
                       Eighteenth Supplemental Indenture
                       to the Mortgage and Deed of Trust

                                  Exhibit 12
                       Computation of ratio of earnings
                             to fixed charges for
                  the twelve months ended September 30, 1994

                                  Exhibit 27
                            Financial Data Schedule