Form 10-K405
period 1994-12-31
MONTANA POWER CO /MT/
filed 1995-03-23
CIK 67727

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
______________________________________________________________________________
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934                                                 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                     -OR-
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934                                   (NO FEE REQUIRED)

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

                                Yes  X  No

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,305,588,284 at March 17, 1995.

On March 17, 1995, the Company had 53,819,717 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Notice of 1995 Annual Meeting of Shareholders and Proxy Statement, pages 1-18, is incorporated into Part III of this report.

                                    PART I

ITEM 1.  BUSINESS

      GENERAL - INDUSTRY SEGMENTS: The Montana Power Company (the Company) and its subsidiaries conduct a number of diversified, but related businesses. The Company's principal business, which is conducted through its Utility Division, includes regulated utility operations involving the generation, purchase, transmission and distribution of electricity and the production, purchase, transportation and distribution of natural gas. The Company, through its wholly-owned subsidiary, Entech, Inc. (Entech), engages in nonutility operations principally involving the mining and sale of coal and exploration for, and the development, production, processing and sale of oil and natural gas and the sale of telecommunication equipment and services. The Company, through its Independent Power Group (IPG) manages long-term power sales, and develops and invests in nonutility power projects and other energy-related businesses. See Item 8, Note 10 to the Consolidated Financial Statements for further information. A group of officers and employees of the Company constitute the Office of the Corporation. The Office of the Corporation provides strategic direction and policy, approves the allocation of capital and provides financial, legal and other services to all of the operating units. The Company was incorporated in 1961 under the laws of the State of Montana, where its principal business is conducted, as the successor to a New Jersey corporation incorporated in 1912.

UTILITY DIVISION:

      SERVICE AREA AND SALES: The Utility Division's service territory comprises 107,600 square miles or approximately 73% of Montana. Within its service territory, 86% of the state's population resides. The Division serves approximately 593,000 residents, or 81% of the population within the service territory. Additionally, energy is provided to cooperatives that serve approximately 72,000 residents. Dominant factors in Montana's diversified economy are agriculture and livestock, which constitute Montana's largest industry, tourism and recreation, coal and metals mining, oil and gas production, and the forest products industry which embraces the production of pulp and paper, plywood and lumber.

      Electric service is provided to 191 communities, the rural areas surrounding them and Yellowstone National Park, and natural gas service is provided to 109 communities. Firm electric power is sold at wholesale to two rural electric cooperatives. Natural gas is sold at wholesale or transported to distribution companies in Great Falls, Cut Bank, Shelby, Kevin, Sweetgrass and Sunburst, Montana.

      Weather is a factor which can significantly affect electric and natural gas revenues. The Company's sales generally increase as a result of colder weather with customer demand peaking during the winter months.

      COMPETITIVE ENVIRONMENT: The electric and natural gas industries are currently in a transition to a more competitive market environment. Federal legislation, including the National Energy Policy Act, is intended to promote competition and reduce the level of regulation in the energy supply industry. The Utility Division's electric and natural gas businesses currently are substantially free from direct competition with other suppliers for residential and commercial customers. The Utility Division is subject to, in certain circumstances, increased competition for large industrial loads and with other energy suppliers for large wholesale loads. Because of the absence of competing transmission pipelines in its natural gas service territory, the Utility Division is less subject to bypass by its large industrial and wholesale natural gas customers.

      In February 1995, the Company became a charter member of the Western Regional Transmission Association (WRTA). WRTA is a Regional Transmission Group (RTG), certified by the Federal Energy Regulatory Commission (FERC), formed by its members "to foster the efficient, equitable and reliable use of existing and future transmission facilities and the expeditious and fair resolution of disputes related to transmission access." The Company has also been involved in the formation of another RTG, the Northwest Regional Transmission Association (NRTA). The Company expects that NRTA will be certified by FERC in 1995 and that it will become a member.

      REGULATION AND RATES: The Company's public utility business in Montana is subject to the jurisdiction of the Public Service Commission of Montana (PSC). The PSC has jurisdiction over the issuance of securities by the Company. FERC also has jurisdiction over the Company, under the Federal Power Act, as a licensee of hydroelectric projects and as a public utility engaged in interstate commerce. The importation of natural gas from Canada requires approval by the Alberta Energy Resources Conservation Board, the National Energy Board of Canada and the United States Department of Energy.

      The PSC issued an order approving electric and natural gas rate increases for the Company totaling $13,500,000 annually effective April 28, 1994. This order allowed the Company a $7,800,000 annual electric rate increase, down from the interim increase of $8,800,000 and an annual natural gas rate increase of $5,700,000, up from the interim increase of $4,000,000. In its updated application, the Company had requested general rate increases of $37,600,000 annually for electricity and natural gas based upon a 12.25% return on common equity.

      The order reduced the Company's authorized return on common equity from 12.1% to 11.0% for both the electric and natural gas utilities. Of the $24,100,000 difference between the requested amount and allowed increases, $11,100,000 is attributable to the lower return on common equity. Another $7,000,000 of the difference is attributable to the disallowance of certain fuel expense on coal sales from the Company's subsidiary, Western Energy Company, to the Utility Division. The remaining differences relate primarily to the denial of the Company's request to begin recovery of previously flowed through tax timing differences and does not affect net income.

      On June 17, 1994, the Company filed a complaint requesting the District Court, Butte-Silver Bow County, to set aside that portion of the PSC's decision disallowing the portion of the fuel expense and remand the coal cost issue to the PSC for a redetermination. On December 29, 1994, the District Court ruled that the PSC is entitled to choose the method by which coal costs are determined for inclusion in rates. Legislation was introduced into the 1995 session of the Montana Legislature to require the PSC to use a market price approach for determining the amount of coal costs to be included in rates. On March 17, 1995, the bill was signed into law by the Governor.

      In August 1993, the Company filed an allocated cost of service and rate design docket with the PSC requesting that the portion of total electric revenues collected from various customer classifications be changed to more appropriately reflect the cost of providing service to these customers. The filing proposed an 8.16% reduction in average industrial rates, which would be offset by increased revenues collected from other customer classifications.
In its final order dated June 17, 1994, the PSC refrained from deciding several contested issues central to the allocation of costs to customer classes. Instead, the PSC strongly encouraged the parties to come together in a collaborative effort to settle, or at least narrow, their differences. That collaborative effort is in progress, and is expected to be completed in time for the results to be used in a new allocated cost of service and rate design filing expected in the fourth quarter of 1995. In the interim, rate designs remain largely unchanged.

      On August 22, 1994, the Company filed with the PSC, and has since updated, a request for an increase in annual electric revenues of $24,700,000 representing a 7.4% increase. The request is based upon a 12.75% return on common equity and continues to seek a market price approach for determining the amount of coal costs allowed to be collected in rates. A 1% change in the return allowed on common equity would result in a change of approximately $7,000,000 in annual electric revenues. The Company's interim rate increase request of $16,700,000 was considered by the PSC in November and an interim rate increase of $7,700,000 was granted effective November 28. The interim increase was based on an 11% return on common equity and included a $5,700,000 coal cost disallowance. A proposed settlement between the Company and the Montana Consumer Counsel, which would provide a $13,800,000 annual increase was reached on March 8, 1995. The settlement is now under consideration by the PSC. Final orders are anticipated no later than May 1995.

      Natural gas rates changed on December 13, 1994, reflecting a net increase of $4,000,000 in annual revenues. This net increase reflected:
1) The Company's annual deferred gas cost accounting filing. The Company, on an annual basis, is allowed to submit its actual natural gas supply costs and related revenues as a basis for rate adjustments: and 2) The Gas Transportation Adjustment Clause (GTAC) net balance. The GTAC mechanism tracks the difference between estimated interruptible transportation (IT) revenues and the actual IT revenues received. The bulk of the $4,000,000 increase was created by the completion of the deferred gas cost balance and GTAC net balance amortizations from the 12-month tracking period ending in August, 1993, as approved in last year's gas tracking filing in November, 1993, for amortization in the subsequent 12 months. This rate change did not affect the Company's overall net income.

      Central Montana Electric Power Cooperative, Inc. (Central) manages the contract for purchases of power from the Utility Division by a group of Montana coops. During 1994, Central purchased 4% of the total energy sold by the Utility Division. On an annual basis the Company prepares and analyzes the cost of service associated with providing this wholesale service to Central. During 1994, the Company prepared a cost of service based on 1993 FERC Form 1 actual data, modified for known and measurable changes. Following presentation of the 1993 data, the Company and Central Montana negotiated a zero rate adjustment for the 1994 rate period and agreed to continue the annual rate review/adjustment process.

      ELECTRIC UTILITY OPERATIONS: The maximum demand on the resources in 1994 was 1,468,000 kW on February 7, 1994. Total firm capability of the Utility's electric system for 1994 was 1,601,000 kW. Of this capability, 1,186,000 kW was provided by the Utility's generating facilities, and 415,000 kW was provided by firm Electric Utility power purchases and exchange arrangements. The Electric Utility's 1994 reserve margin, as a percentage of maximum demand, was 9%.

      Increases in peak capability will be met with a combination of resources including upgrades to hydroelectric and thermal facilities, both short- and long-term purchase contracts and Demand Side Management. New electric capacity will be required in the late 1990s to meet load growth and the expiration of two power purchase contracts totalling approximately
150 megawatts. Pursuant to a Request for Proposal (RFP), a variety of projects, including some proposed by the Company have been evaluated under a least cost planning process. To date, the bid resources that have been acquired include the extension to 2003 of an existing 50,000 Kw exchange contract with the Idaho Power Company, the purchase of a 15 year 98,000 kW winter season power purchase starting in November 1996 from Basin Electric Power Cooperative, and construction has commenced on a 41,000 kW upgrade to the Utility's hydroelectric facility at Thompson Falls. In addition, the Utility is continuing to decrease energy and peak demand by investing in demand-side management programs. In 1994, the Company went out for its second RFP for resources. Evaluation of the responses is ongoing and will be complete during the first half of 1995. The results of this analysis will be part of the Electric Utility's 1995 integrated least cost plan filing with the Montana Public Service Commission.
ITEM 1.  BUSINESS (Continued)

      During the year ended December 31, 1994, the sources of the Utility Division electric supply were: hydro, 27%; coal, 44%; and purchased power, 29%. Hydroelectric generation decreased 16% due to lower stream flows in 1994, partially offset by an 8% increase in steam generation. The cost of coal burned has been as follows:

                                                  Year Ended December 31
                                                  1994     1993     1992

     Average cost per million Btu's. . . . . .   $ 0.66   $ 0.65   $ 0.65
     Average cost per ton (delivered). . . . .    11.24    11.16    11.30

      The Company's electric system forms an integral part of the Northwest Power Pool consisting of the major electric suppliers in the United States, Pacific Northwest and British Columbia, and parts of Alberta, Canada. The Company also is a party to the Pacific Northwest Coordination Agreement which integrates electric and hydroelectric operations of the 18 parties associated with generating facilities in the Columbia River Basin; is a member of the Western Systems Coordinating Council, organized by 68 member systems and 10 affiliates in the 14 western states, British Columbia, Alberta and Mexico to assure reliability of operations and service to their customers; is one of 64 members of the Western Systems Power Pool, organized to enhance the economics of power production and reliability of service among the western states power systems; and is a party to the Intercompany Pool Agreement for the coordination of load, resource and transmission planning, operations and reserve requirements among eight utilities in Washington, Oregon, Idaho, Montana, Wyoming, Nevada and Utah. The Company participates in an interconnection agreement with The Washington Water Power Company, Idaho Power Company, and PacifiCorp, providing for the sharing of transmission capacity of certain lines on their respective interconnected systems. The Company also operates, in coordination with its own transmission lines and facilities, the transmission lines and facilities which are jointly owned by the utility owners of the four Colstrip generating units. The Company and the Western Area Power Administration have transmission interconnection and agreements which provide for the mutual use of excess capacity of certain lines on each party's system for the transmission of power east of the Continental Divide in Montana and for the firm use of certain of the Company's transmission lines to deliver government power.

      NATURAL GAS UTILITY OPERATIONS: Natural gas supply requirements in 1994 totaled 19,594 Mmcf, of which 12,537 Mmcf were from Montana and 7,057 Mmcf from Canada. The Gas Utility produced 40% of the Montana natural gas and its Canadian subsidiaries produced 62% of the Canadian natural gas.

      The Company implemented open access gas transportation on November 1, 1991. As of September 1993, substantially all eligible customers were acquiring 100% of their gas supplies directly from other suppliers. The Gas Utility transports gas supplies for these customers. The total volumes of natural gas transported were 23,700 Mmcf, 17,900 Mmcf and 15,100 Mmcf for 1994, 1993 and 1992, respectively.

      Total 1995 natural gas requirements, estimated to be 21,600 Mmcf, are anticipated to be supplied from existing reserves and purchase contracts. Approximately 13,100 Mmcf of these requirements are expected to be obtained in the United States and 8,500 Mmcf from Canada. The Gas Utility expects to produce 45% of the Montana natural gas. Its Canadian subsidiaries are expected to produce 60% of the Canadian natural gas. The 1995 transportation volumes are anticipated to be 28,961 Mmcf.

      Exportation of natural gas from Canada is controlled by the Canadian provincial and federal governments. The Company has a long-term export license which entitles it to export up to 10,000 Mmcf, after losses, annually through October 2006.

ENTECH:

      GENERAL: Entech, Inc. (Entech) conducts its businesses through various subsidiaries, all of which, with immaterial exceptions, are wholly-owned. It also owns a passive investment in a gold mine in Brazil. Its coal and lignite business is conducted through several subsidiaries. Western Energy Company (Western) holds leases and rights on coal properties in Montana and Wyoming and operates the Rosebud Mine. Western's subsidiary, Western SynCoal Company (SynCoal), owns 75% of a patented coal enhancement process and a subsidiary of Northern States Power owns 25% of this patented coal enhancement process and each own 50% of the Rosebud SynCoal Partnership. The Partnership owns and operates a coal enhancement process demonstration plant at the Rosebud Mine. Northwestern Resources Company (Northwestern) holds leases on coal and lignite properties in Texas and Wyoming and operates the Jewett Mine. Basin Resources, Inc. (Basin) operates the Golden Eagle Mine, and North Central Energy Company (North Central) owns and holds leases on coal properties, in Colorado. Horizon Coal Services, Inc. (Horizon) markets coal and lignite, and holds leases and rights on lignite properties in Montana, Texas and Alabama. Approximately 94% of total annual coal and lignite production is sold under long-term contracts. Entech's oil and natural gas business is conducted in the United States through North American Resources Company (NARCO) and in Canada through both Altana Exploration Company (Altana) and Roan Resources, Ltd. (Roan). Entech's telecommunication business is conducted through TRI Touch America, Inc. Entech's other businesses are conducted by various subsidiaries, none of which is a significant subsidiary.

      COAL OPERATIONS: Western's Rosebud Mine is at Colstrip, Montana, in the northern Powder River Basin, where coal is surface-mined and, after crushing, sold without further preparation, principally for use by electric utilities in steam-electric generating plants. The mine's principal customers are the owners of the four mine-mouth Colstrip units and the Utility Division's Corette Plant located at Billings, Montana. These customers purchased approximately 71% of the 1994 production. Most of the remainder is sold to Midwestern customers located in Michigan, Minnesota, North Dakota and Wisconsin.

      During 1994, Western mined and sold 13,717,418 tons, of which 3,787,318 tons were sold to the Company. Western's Colstrip production is estimated to be 12,300,000 tons in 1995 and 10,300,000 tons in 1996. Future production is reduced as a result of the non-renewal of a contract with a Midwestern customer at year-end 1994 and the anticipated non-renewal of contracts with another Midwestern customer and the Corette Plant at year-end 1995.
      Western has experienced strong competition from southern Powder River Basin producers, primarily those in Wyoming, for its Midwestern coal sales, which represent approximately 23% of Western's total sales. In December 1994, Western lost a contract with a Midwestern customer because of a market price reopener. While Western has a per-ton rail rate advantage to some of the upper Midwest markets, Wyoming producers generally experience lower stripping ratios, royalties and production taxes. In addition, Western produces coal containing higher, noncompliance levels of sulfur than southern Powder River Basin Mines.

      Northwestern's Jewett Mine is located in central Texas about midway between Dallas and Houston. Northwestern supplies lignite under a long-term contract to the two electric generating units, located adjacent to the mine, that are owned by Houston Lighting and Power Company. Total deliveries during 1994, a record production year, were 8,627,923 tons. The estimated production for 1995 and 1996 is 8,100,000 and 7,700,000 tons, respectively. Future production is reduced as a result of the two generating units returning to normal levels of demand plus planned maintenance outages.

      Basin's underground Golden Eagle Mine is located in southern Colorado near Trinidad. The coal is processed through an on-site wash plant to reduce the ash content prior to sale. Total deliveries from the mine, which has a current capacity to produce 2,000,000 tons annually, were 1,076,321 tons during 1994. In July 1994, Basin began delivering coal under a long-term contract to supply up to 1,200,000 tons annually to a southeastern utility. A portion of Basin's production supplies short-term sales to industrial and utility customers. The mine experienced unanticipated production problems in both the mining and the wash plant operations during 1994. These production problems are being addressed and management expects resolution of them in 1995. Estimated production for 1995 and 1996 is 1,400,000 and 1,900,000 tons, respectively. For further discussion of Basin's production problems, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" under "Entech Coal Operations."

      OIL AND GAS OPERATIONS: NARCO's producing oil and natural gas properties are principally located in the states of Wyoming, Colorado, Kansas, Oklahoma and Montana. Altana and Roan's properties are principally located in the Province of Alberta, Canada.

      NARCO has entered into agreements to supply 138,000 Mmcf of natural gas to four cogeneration facilities over periods of 10 to 16 years with performance guaranteed by Entech. NARCO has sufficient proven, developed and undeveloped reserves to supply all of the remaining natural gas required by those agreements. None of the reserves are dedicated to supply these agreements. For information on another subsidiary's participation in an investment in these cogeneration projects, See Item 1 "Independent Power Group."

      Natural gas production in both the United States and Canada is currently sold pursuant to short-term, spot market and long-term contracts.
Approximately 30,000 Mmcf, or one-third of Altana and Roan's natural gas reserves, are dedicated to long-term contracts expiring at various times through 2005.

      Through its subsidiary Entech Altamont, Inc., (a single purpose subsidiary), Entech owns a minority interest in a joint venture to construct the proposed Altamont pipeline. In 1991, Altamont received FERC approval to construct a 620 mile pipeline running from the Alberta-Montana border to Muddy Creek, Wyoming. The decision to proceed with the construction of this pipeline will depend upon obtaining the necessary regulatory approval and shipper commitments.

INDEPENDENT POWER GROUP:

      GENERAL: The Independent Power Group (IPG), which consists of Continental Energy Services, Inc. (CES) and Colstrip 4 Lease Management Division, manages sales of the Company's 210 megawatt share of Colstrip Unit 4 generation to the Los Angeles Department of Water and Power and to Puget Sound Power & Light Company (Puget) under contracts which are coextensive with the Company's leasehold interest in the Unit. See Item 3, "Legal Proceedings" for additional information pertaining to the Puget Contract.

      Through CES, the IPG has invested in six operating, natural gas fired, independent power projects located in Texas, New York, Washington and the United Kingdom, two independent power projects under construction in Texas and Washington and another under development in China. CES also participates with several partners in several nonutility electric generation development efforts and peak shaving facilities by providing funding and project development expertise. This participation includes domestic as well as foreign projects.

      In August 1994, CES sold 50% of its wholly-owned subsidiary, North American Energy Services Company (NAES), which it acquired in November 1992, to Illinova Generating Company. NAES provides energy-related support services including the operation and maintenance of power plants for private power generating companies and provides maintenance services for power plants owned and operated by electric utilities.

ENVIRONMENT:

      The information required in this section is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Environmental Issues."

EMPLOYEES:

      At December 31, 1994, the Company and its subsidiaries employed
3,686 persons of which 2,290 were utility and Office of the Corporation employees (including 569 employees at the jointly owned Colstrip Units 1-4), 9 Independent Power Group employees and 1,387 Entech employees.

FOREIGN AND DOMESTIC OPERATIONS:

      See Item 2, "Utility Natural Gas Properties," for information on the Company's Canadian and domestic utility natural gas properties. See Item 2, "Entech Oil and Natural Gas Properties" for information on Entech's Canadian and domestic oil and natural gas properties.

EXECUTIVE OFFICERS:

Corporate Officers:

      In 1992, D. T. Berube, 61, was elected Chairman of the Board and Chief Executive Officer. He served as President and Chief Operating Officer, Entech, Inc., 1988-1991.

      In 1991, J. P. Pederson, 52, was elected Vice President and Chief Financial Officer. He served as Vice President Corporate Finance 1990-1991.

      In 1993, P. K. Merrell, 42, was elected Vice President and Secretary. She served as Staff Attorney 1981-1991, Assistant Secretary 1991-1992, and Secretary 1992-1993.

      In 1991, M. E. Zimmerman, 46, was elected Vice President and General Counsel. He served as General Counsel from 1989-1991.


Utility Division Officers:

      In 1990, R. P. Gannon, 50, was elected President and Chief Operating Officer - Utility Division.

      In 1993, A. K. Neill, 57, was elected Executive Vice President - Generation and Transmission. He had previously served as Executive Vice President - Utility Services since 1987.

      In 1993, J. D. Haffey, 49, was elected Vice President - Administration and Regulatory Affairs. He had previously served as Vice President - Regulatory Affairs for the Utility Division since 1987.

      In 1993, D. A. Johnson, 50, was elected Vice President - Utility Services. He had previously served as Vice President - Gas Supply and Transportation for the Utility Division since 1984.

      In 1993, C. D. Regan, 58, was elected Vice President - Natural Gas Supply and Transportation. He had previously served as Vice President - Energy Services for the Utility Division since 1986.

      In 1988, G. A. Thorson, 60, was elected Vice President - Colstrip Project Division for the Utility Division.

      In 1993, W. C. Verbael, 57, was elected Vice President - Accounting, Finance and Information Services. He had previously served as Vice President - Accounting and Finance for the Utility Division since 1984.

      In 1993, P. J. Cole, 37, was elected Treasurer for the Utility Division. He served as Manager, Corporate Financial Planning and Analysis 1986-1992, and as Assistant Treasurer 1992-1993.

      In 1990, J. S. Miller, 51, was elected Controller for the Utility
Division.


Entech Officers:

      In 1992, J. J. Murphy, 56, was elected President and Chief Operating Officer - Entech, Inc. He served as President and Chief Operating Officer, Western Energy and Northwestern Resources Co., 1988-1991.

      In 1985, E. M. Senechal, 45, was elected Vice President and Treasurer - Entech, Inc.


Independent Power Group Officer:

      In 1992, R. F. Cromer, 49, was elected President and Chief Operating Officer - Continental Energy Services, Inc. He served as Vice President and General Manager, Continental Energy Services 1989-1992.

ITEM 2.  PROPERTIES

UTILITY DIVISION:

      ELECTRIC PROPERTIES: The Company's Utility Division electric system extends through the western two-thirds of Montana. Generating capability is provided by four coal-fired thermal generation units, with total net capability available to the Utility of 697,000 kW, and 12 hydroelectric projects, with total net capability of 489,000 kW. The thermal units are (1) Colstrip Unit 3, which has a net capability of 727,000 kW, of which the Company owns 218,000 kW, (2) Colstrip Units 1 and 2, with a combined net capability of 638,000 kW, of which the Utility owns 319,000 kW, and (3) the 160,000 kW Corette Plant. Substantially all of the Utility's coal requirements are supplied by Western Energy Company under long-term contracts. Reliability of service is enhanced by the location of hydroelectric generation on two separate watersheds with different precipitation characteristics and by diverse sources of thermal generation.

      In addition to the Utility's hydroelectric and thermal resources, it currently receives power through 21 power contracts totaling 415,000 kW of firm winter peak capacity. These contracts vary in type, size, seller and ending dates. The Utility has one energy contract ending in 1995 for the delivery of up to 10,000 kW of power to the Utility during the off-peak hours.

      Hydroelectric projects are licensed by the FERC under licenses which expire on varying dates from 1995 to 2035. The Company is in the process of relicensing its nine dams located on the Missouri and Madison rivers. See
Item 8, "Note 2 to the Consolidated Financial Statements."

      At December 31, 1994, the Utility owned and operated 6,890 miles of transmission lines and 15,073 miles of distribution lines.

      NATURAL GAS PROPERTIES: The Utility produces natural gas from fields in Montana and Wyoming and through its subsidiary, Canadian-Montana Gas Company, from fields in southeastern Alberta, Canada. Natural gas is also purchased from independent producers in Montana and Alberta.

      All of the Utility's natural gas customers are served from its transmission system which extends through the western two-thirds of Montana. System reliability is enhanced by four natural gas storage fields which enable the Utility to store natural gas in excess of system load requirements during the summer for delivery during winter periods of peak demand.

      At December 31, 1994, the Gas Utility and its subsidiaries owned and operated 2,034 miles of natural gas transmission lines and 3,075 miles of distribution mains.

      All natural gas volumes are at a pressure base of 14.73 psia at 60 degrees Fahrenheit, except for those volumes used to compute the average revenues by customer classification.

      For information pertaining to the Company's net recoverable utility natural gas reserves, see Item 8, "Supplementary Data."

      In addition to owned reserves, the Utility at December 31, 1994, controlled under purchase contracts, 60,604 Mmcf of proven reserves in the United States and 36,190 Mmcf in Canada. No significant change has occurred and no event has taken place since December 31, 1994, that would materially affect the magnitude of the Utility's reserve estimates.

      Utility natural gas reserve estimates have not been filed with any other federal or any foreign governmental agency during the past twelve months. Certain lease and well data, with respect only to owned wells, are filed with the Internal Revenue Service for tax purposes.

      Total produced, royalty and purchased natural gas volumes in Mmcf during the last three years were as follows:

                      United States                        Canada
             Produced   Royalty   Purchased    Produced   Royalty   Purchased

1992 . . . .  5,724        561       8,713       2,951        916       3,443
1993 . . . .  5,587        539       8,554       3,927      1,186       2,824
1994 . . . .  4,742        230       7,565       3,350        998       2,709

      The following table presents information as of December 31, 1994, concerning the Utility natural gas wells and the owned or leased acreages in which they are located.

                                                United States       Canada

   Gross productive wells. . . . . . . . . .           610             173
   Net productive wells. . . . . . . . . . .           499             162
   Gross wells with multiple completions . .            18              11
   Net wells with multiple completions . . .            12.8            10.5

   Gross producing acres . . . . . . . . . .       457,145         194,392
   Net producing acres . . . . . . . . . . .       296,759         171,798
   Gross undeveloped acres . . . . . . . . .        63,344          45,280
   Net undeveloped acres . . . . . . . . . .        53,227          44,320

      These acreages are located primarily in Montana and Alberta, Canada.

      The Company anticipates that during 1995 total exploration and development expenditures (expense and capital) will be approximately $2,114,000 in the United States and approximately $1,735,000 in Canada.

      The following table presents information on utility natural gas exploratory and development wells drilled during 1994, 1993 and 1992.

                                     United States            Canada
                                  1994   1993   1992     1994  1993  1992

Net productive exploratory
  wells. . . . . . . . . . . .      -      -      -        -     -     -
Net dry exploratory wells. . .      -      -      -        -     -     -
Net productive development
  wells. . . . . . . . . . . .    14.38 12.25    6.38     6.00 3.00    -
Net dry development wells. . .     4.00  2.00    3.00     1.00 1.00    -

      The following table presents average revenues received per Mcf by customer classification for natural gas from all sources for the years 1994, 1993 and 1992. Revenues per Mcf are computed based on volumes at varying pressure bases as billed.

                                                   Year Ended December 31
    Customer Classification                        1994     1993     1992

    Residential. . . . . . . . . . . . . . .      $ 4.64   $ 4.35   $ 4.22
    Commercial . . . . . . . . . . . . . . .        4.43     4.20     3.91
    Industrial . . . . . . . . . . . . . . .        4.25     4.02     3.76
    Other gas utilities. . . . . . . . . . .        3.72     3.38     3.33

      The following table presents the average production cost per Mcf for produced utility natural gas, in U. S. dollars, for the three years 1994, 1993 and 1992.

                                    United States     Canada

                 1992. . . . . .    $    0.84         $ 0.38
                 1993. . . . . .         0.97           0.36
                 1994. . . . . .         1.07           0.40

      Production cost per unit fluctuated over the three-year period primarily as a result of expensing fixed costs over varying levels of production.

ENTECH:

      COAL PROPERTIES: Western leases and produces coal from Montana and Wyoming properties. Northwestern leases and produces lignite from properties in Texas and leases coal properties in Wyoming. Basin produces coal from properties in Colorado that North Central owns and leases. Horizon leases lignite properties in Montana, Texas and Alabama. Western SynCoal owns a 50% partnership interest in a coal enhancement demonstration plant at Colstrip, Montana.

      Western has coal mining leases covering approximately 551,000,000 proved and probable, and recoverable tons of surface-minable coal reserves averaging less than 0.9 pounds of sulfur per million Btu (low-sulfur quality) at Colstrip. Approximately 264,000,000 tons of these reserves are committed to present contracts, including requirements of the Colstrip Units.

      Northwestern has lignite mining leases in central Texas at the Jewett Mine covering approximately 237,000,000 proved and probable, and recoverable tons of surface-minable lignite reserves. Northwestern has contracted all of these reserves to Houston Lighting and Power Company, which owns two electric generating units located adjacent to the mine.

      In 1990, Northwestern acquired surface rights and coal leases which contain approximately 628,000,000 proved and probable, and recoverable tons of surface-minable, coal reserves, averaging less than 0.6 pounds of sulfur per million Btu (compliance quality), in the southern Powder River coal region located at Rocky Butte, Wyoming. In January 1993, Northwestern acquired an adjacent federal lease which contains approximately 56,000,000 proved and probable, and recoverable tons of compliance quality, surface minable, coal reserves. Northwestern's application with the Department of Interior to combine these leases into one logical mining unit, which was granted in December 1993, requires the property to be developed by January 1, 2003. A permit application was submitted to the Wyoming Department of Environmental Quality on November 7, 1994. Northwestern expects to receive a mine permit by the second quarter of 1996. No definite plans for mine development have been made.

      North Central owns and leases lands containing approximately 98,600,000 tons of proved and probable, and recoverable, compliance quality underground-minable coal reserves near Trinidad, Colorado. Approximately 32,000,000 tons of these reserves are dedicated to a long-term contract.

      Horizon has undeveloped mining leases covering lands in three different states. Properties in eastern Montana contain approximately 31,000,000 proved and probable, and recoverable tons of low-sulfur surface-minable lignite, under lease. Those in southeastern Alabama contain approximately 97,000,000 proved and probable, and recoverable tons of surface-minable lignite (averaging greater than 1.25 pounds of sulfur per million Btu). Those in central Texas contain approximately 177,000,000 proved and probable, and recoverable tons of surface-minable lignite.

      OIL AND NATURAL GAS PROPERTIES: No significant change has occurred and no event has taken place since December 31, 1994, which would materially affect the estimated quantities of proved reserves. For information pertaining to net recoverable Entech oil and natural gas reserves, see Item 8, "Supplementary Data."

      Entech's oil and natural gas volumes are at a pressure base of
14.73 psia at 60 degrees Fahrenheit.

      Entech's oil and natural gas reserve estimates have not been filed with any other federal or any foreign government agency during the past 12 months. Certain lease information and well data, only with respect to owned wells, is filed with the Internal Revenue Service for tax purposes.

      The following table presents information on produced oil and natural gas average sales prices and production costs in U.S. dollars for 1994, 1993 and 1992.

                                                     Year Ended December 31
                                              1994            1993            1992
                                         United          United          United
                                         States  Canada  States  Canada  States  Canada
Average sales price:
  Per Mcf of natural gas . . . . . .     $ 1.60  $ 1.48  $ 1.84  $ 1.25  $ 1.50  $ 1.06
  Per barrel of oil. . . . . . . . .      14.75   12.95   17.61   14.21   19.15   14.77
  Per barrel of natural gas liquids.       9.50    9.99   10.98   11.66   10.16   13.42

Average production cost:
  Per barrel of oil equivalent . . .     $ 3.00  $ 2.93  $ 3.84  $ 3.02  $ 3.52  $ 3.15

      Natural gas production was converted to barrel of oil equivalents based on a ratio of 6 Mcf to 1 barrel of oil.

      Entech's oil, natural gas and natural gas liquids production was sold under both short- and long-term contracts at posted prices or under forward market arrangements. From 1993 to 1994, Entech's average sale prices changed due to fluctuations in market prices and currency exchange rates. In the U.S., Entech's average production cost changed reflecting lower production taxes per barrel of oil equivalent due to lower revenues received and lower operating expenses.

      Information on Entech's natural gas and oil wells and the owned or leased acreages in which they are located, as of December 31, 1994, is presented below.

                                              United
                                              States         Canada

     Gross productive natural gas wells          379            184
     Net productive natural gas wells            232.03         121.31
     Gross productive oil wells                  247            209
     Net productive oil wells                    160.56         119.08

     Gross producing acres                   127,675        191,439
     Net producing acres                      58,752         96,805
     Gross undeveloped acres                 260,410        202,764
     Net undeveloped acres                   126,028        125,288

      The wells located in Canada include multiple completions of 12 gross productive natural gas wells and 9.81 net productive gas wells.

      The foregoing acreages located in the United States and Canada are primarily in the Rocky Mountain states and Alberta.

      It is anticipated that during 1995 total exploration, acquisition and development expenditures (expense and capital) will be approximately $26,895,000 in the United States and approximately $10,814,000 in Canada.

      The following table presents information on Entech's oil and natural gas exploratory and development wells drilled during 1994, 1993 and 1992.

(CAPTION>
                                     United States              Canada
                                  1994    1993   1992    1994   1993   1992
Net productive natural gas
  exploratory wells. . . . .      1.15    1.25   0.56    0.87   0.87   0.50
Net productive oil
  exploratory wells. . . . .       --     3.00    --      --    1.04   0.56
Net productive natural gas
  development wells. . . . .      6.28   32.16  20.73    1.06   5.70   1.00
Net productive oil
  development wells. . . . .      1.29    4.12   7.00    8.67   6.56  24.65
Net dry exploratory wells. .      3.44    2.79    --     2.00   5.92   3.14
Net dry development wells. .      0.59    2.76   4.50    3.05   3.00   3.84

      For information on properties acquired, see Item 8, "Supplementary
Data."

INDEPENDENT POWER GROUP:

      The IPG manages the sale of power from the Company's 210 MW Colstrip 4 leased interest and associated common and transmission facilities. The IPG also has ownership or contract rights in a number of nonutility power generation projects:

Projects in Operation:

                                                       IPG
                                                      Share
                                                       of
                                               Rated  Rated
                     Location                  Capa-  Capa-
                   (Commercial     Ownership   city   city             Customer
    Project         Operation)    or Interest    MW    MW    Electricity        Thermal
Encogen One       Sweetwater, TX      49.5%      255   126  Texas Utility   U.S. Gypsum
                      (1989)                                  Electric Co
Tenaska-Paris     Paris, TX           10.0%      223    22  Texas Utility   Campbell
                      (1989)                                  Electric Co     Soup Co
Encogen Four      Buffalo, NY         49.5%       62    31  Niagara Mohawk  Outokumpu
                      (1992)                                  Power Corp
Lockport          Lockport, NY        22.3%      168    37  New York State  Harrison
                      (1993)                                  Electric &     Radiator
                                                              Gas Corp
Teesside          United Kingdom       3.2%*   1,725*   56  Various U.K.        --
                      (1993)                                  customers
Tenaska-          Ferndale, WA        25.1%      245    61  Puget Sound     Tosco Corp
 Ferndale             (1994)                                 Power & Light


* Interest is the contractual right to utilize one-third of 168 megawatts of capacity to produce electricity for sale from a 1,725 megawatt natural gas-fired electric generating facility.

Projects Under Construction:

                                                       IPG
                                                      Share
                                                       of
                   Location                    Rated  Rated
                 (Anticipated                  Capa-  Capa-
                  Commercial      Ownership    city   city              Customer
   Project        Operation)     or Interest    MW     MW     Electricity       Thermal

Tenaska-                                                     Bonneville     None
 Frederickson  Frederickson, WA      25.3%      248     63    Power Admn
                   (1996)

Tenaska-
 Cleburne      Cleburne, TX          25%        258     65   Brazos REA     **
                 (1997)

**Not determined at this time.

Projects Under Development:


                                                    IPG
                                                   Share
                                                    of
                                            Rated  Rated
                                  Devel-    Capa-  Capa-
                                  opment    city   city              Customer
   Project          Location     Interest    MW     MW     Electricity       Thermal

China-Henan     Henan Province,    18.3%     700     **   Henan Province  None
                  China                                     Electric
                                                            Power Bureau

**Not determined at this time.

ITEM 3.  LEGAL PROCEEDINGS

      The Company, through the IPG, sells 94 MW of electricity to Puget Sound Power & Light Company (Puget) under a 25-year agreement which expires in 2010 (the Agreement). On February 27, 1995, Puget notified the Company of its intention to terminate the Agreement, effective the next day, alleging the Company had failed to satisfy a requirement to secure firm contractual rights to transmission paths for the delivery of the electricity.

      If Puget establishes its right to terminate the Agreement, the Company would be at risk for the difference between the power purchase price under the Agreement, approximately 4.6 cents/kWh ($29,000,000 in revenue) for the current contract year and escalating annually thereafter, and the prices it might receive from future sales of the electricity. In addition, the Company would be obligated to reimburse Puget approximately $37,000,000 for the amount by which Puget's payments for the electricity have exceeded its projection of avoided costs. This reimbursement obligation would peak at approximately $47,000,000 by the end of 1995 and would be reduced to zero by the end of the Agreement's term in 2010. The Company also may be required to make a non-cash adjustment to its accounting records reducing an asset related to the Agreement by an amount currently estimated to be approximately $20,000,000, pre-tax.

      The Company believes that is has performed its obligations under the Agreement and that Puget has no basis for termination. On February 28, 1995, the Company obtained, from a Montana district court, a temporary restraining order enjoining Puget from terminating the Agreement. A hearing has been set for March 15, 1995 to determine whether a preliminary injunction should be issued. The Company also has filed with that court a complaint for a declaratory ruling that it has complied with the Agreement and that Puget has no basis for termination. The Company will seek to enforce the Agreement and to obtain damages for any breach; however, it cannot predict the outcome of this controversy.

      Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Issues" for additional information pertaining to legal proceedings.

      Refer to Item 8, "Financial Statements and Supplementary Data - Note 2 to the Consolidated Financial Statements" for additional information pertaining to legal proceedings.

      The Company and its subsidiaries are party to various other legal claims, actions and complaints arising in the ordinary course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II


ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

                           Common Stock Information

      The Common Stock of the Company is listed on the New York and Pacific Stock Exchanges. The following table presents the high and low sale prices of the common stock of the Company as well as dividends declared for the years 1994 and 1993. The number of common shareholders of record on December 31, 1994, was 40,956.

                                                          Dividends
                                                          Declared
                                                             per
                 1994            High          Low          Share

             1st quarter       $ 25.875     $ 23.250     $  0.40
             2nd quarter         25.000       22.125        0.40
             3rd quarter         24.625       21.750        0.40
             4th quarter         24.000       22.250        0.40


                                                          Dividends
                                                          Declared
                                                             per
                 1993            High          Low          Share

             1st quarter       $ 27.875     $ 25.125     $  0.395
             2nd quarter         27.750       25.500        0.395
             3rd quarter         28.125       26.375        0.395
             4th quarter         27.500       24.500        0.400

ITEM  6.  SELECTED FINANCIAL DATA

The Montana Power Company and Subsidiaries

Balance Sheet Items (000)
                                              1994        1993        1992
Assets:
  Utility plant. . . . . . . . . . . .     $2,071,749  $1,943,428  $1,854,297
  Less accumulated depreciation
    and depletion. . . . . . . . . . .        619,195     572,141     533,216
     Net Utility plant . . . . . . . .      1,452,554   1,371,287   1,321,081
  Entech property. . . . . . . . . . .        530,167     526,692     482,732
  Less accumulated depreciation
    and depletion. . . . . . . . . . .        189,926     182,129     163,185
     Net Entech property . . . . . . .        340,241     344,563     319,547
  Independent Power Group property . .         70,253      70,198      69,805
  Less accumulated depreciation. . . .         17,560      16,822      15,090
     Net Independent Power Group . . .         52,693      53,376      54,715
       Total net plant and property. .      1,845,488   1,769,226   1,695,343
  Other assets . . . . . . . . . . . .        667,209     616,801     590,079
       Total Assets. . . . . . . . . .     $2,512,697  $2,386,027  $2,285,422

Liabilities:
  Common shareholders' equity. . . . .     $  988,100  $  945,651  $  902,989
  Unallocated stock held by Trustee
    for Deferred Savings and ESOP. . .        (32,580)    (34,419)    (36,098)
  Preferred stock. . . . . . . . . . .        101,416     101,419      51,984
  Long-term debt . . . . . . . . . . .        588,876     571,870     581,179
  Other liabilities. . . . . . . . . .        866,885     801,506     785,368
       Total Liabilities . . . . . . .     $2,512,697  $2,386,027  $2,285,422

ITEM  6.  SELECTED FINANCIAL DATA

The Montana Power Company and Subsidiaries

Balance Sheet Items (000)
                                              1991        1990        1989
Assets:
  Utility plant. . . . . . . . . . . .     $1,774,185  $1,712,255  $1,662,887
  Less accumulated depreciation
    and depletion. . . . . . . . . . .        495,720     468,201     440,944
     Net Utility plant . . . . . . . .      1,278,465   1,244,054   1,221,943
  Entech property. . . . . . . . . . .        464,978     403,169     357,088
  Less accumulated depreciation
    and depletion. . . . . . . . . . .        144,691     124,309     106,702
     Net Entech property . . . . . . .        320,287     278,860     250,386
  Independent Power Group property . .         66,477      66,507      66,000
  Less accumulated depreciation. . . .         11,633      10,583       8,790
     Net Independent Power Group . . .         54,844      55,924      57,210
       Total net plant and property. .      1,653,596   1,578,838   1,529,539
  Other assets . . . . . . . . . . . .        564,450     537,686     542,085
       Total Assets. . . . . . . . . .     $2,218,046  $2,116,524  $2,071,624

Liabilities:
  Common shareholders' equity. . . . .     $  862,601  $  821,521  $  788,447
  Unallocated stock held by Trustee
    for Deferred Savings and ESOP. . .        (37,631)    (39,031)        -
  Preferred stock. . . . . . . . . . .         51,984      51,984      51,984
  Long-term debt . . . . . . . . . . .        603,266     599,971     562,610
  Other liabilities. . . . . . . . . .        737,826     682,079     668,583
       Total Liabilities . . . . . . .     $2,218,046  $2,116,524  $2,071,624

Income Statement Items (000)
                                              1994        1993        1992

  Revenues . . . . . . . . . . . . . . .   $1,005,970  $1,024,285  $  943,872

  Expenses:
    Operations . . . . . . . . . . . . .      440,472     480,382     416,072
    Maintenance. . . . . . . . . . . . .       75,357      70,029      70,525
    Selling, general and administrative.      103,524     101,286      87,545
    Taxes other than income taxes. . . .       99,200      92,430      94,328
    Depreciation, depletion and
      amortization . . . . . . . . . . .       86,314      82,661      81,732
                                              804,867     826,788     750,202

      Income from operations . . . . . .      201,103     197,497     193,670

  Interest expense and other income:
    Interest . . . . . . . . . . . . . .       46,102      50,739      50,682
    Other (income) deductions-net. . . .      (13,817)    (14,573)     (9,716)
                                               32,285      36,166      40,966

  Income taxes . . . . . . . . . . . . .       55,226      54,120      45,639

  Net income . . . . . . . . . . . . . .      113,592     107,211     107,065
  Dividends on preferred stock . . . . .        7,227       4,353       3,790

  Net income available for common stock.   $  106,365  $  102,858  $  103,275

  Net income per share of common stock:
    Utility operations . . . . . . . . .   $     0.91  $     1.07  $     0.97
    Entech operations. . . . . . . . . .         0.90        0.91        0.98
    Independent Power Group operations .         0.19         -          0.07
                                           $     2.00  $     1.98  $     2.02

  Dividends declared per share of
    common stock . . . . . . . . . . . .   $     1.60  $    1.585  $     1.55

  Average shares outstanding (000) . . .       53,125      52,040      51,126

Income Statement Items (000)
                                              1991        1990        1989

  Revenues . . . . . . . . . . . . . . .   $  889,104  $  795,528  $  718,430

  Expenses:
    Operations . . . . . . . . . . . . .      368,797     322,010     288,817
    Maintenance. . . . . . . . . . . . .       70,510      66,634      59,040
    Selling, general and administrative.       88,926      78,188      60,658
    Taxes other than income taxes. . . .       86,278      82,418      72,683
    Depreciation, depletion and
      amortization . . . . . . . . . . .       75,782      65,790      66,595
                                              690,293     615,040     547,793

      Income from operations . . . . . .      198,811     180,488     170,637

  Interest expense and other income:
    Interest . . . . . . . . . . . . . .       54,135      53,537      58,284
    Other (income) deductions-net. . . .      (11,432)     (8,235)     11,990
                                               42,703      45,302      70,274

  Income taxes . . . . . . . . . . . . .       50,393      40,206      25,952

  Net income . . . . . . . . . . . . . .      105,715      94,980      74,411
  Dividends on preferred stock . . . . .        3,790       3,790       3,790

  Net income available for common stock.   $  101,925  $   91,190  $   70,621

  Net income per share of common stock:
    Utility operations . . . . . . . . .   $     0.98  $     0.89  $     1.13
    Entech operations. . . . . . . . . .         0.98        0.94        0.87
    Independent Power Group operations .         0.07        0.01       (0.55)
                                           $     2.03  $     1.84  $     1.45

  Dividends declared per share of
    common stock . . . . . . . . . . . .   $    1.495  $    1.435  $     1.39

  Average shares outstanding (000) . . .       50,317      49,657      48,830

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

      The Company's net income available for common stock increased to $106,365,000 in 1994 compared to $102,858,000 and $103,275,000 in 1993 and
1992, respectively. The following discussion presents significant events or trends which have had an effect on the operations of the Company during the years 1992 through 1994. Also presented are factors which are expected to have an impact on operating results in the future.

Net Income Per Share of Common Stock:

      Although net income available for common stock increased $3,507,000, the net income per share increase was moderated by additional outstanding shares. The following table shows the sources of consolidated net income on a per share basis.

                                        1994          1993          1992

       Utility Operations              $ 0.91        $ 1.07        $ 0.97
       Entech                            0.90          0.91          0.98
       Independent Power Group           0.19           -            0.07

                                       $ 2.00        $ 1.98        $ 2.02


      Consolidated net income per share for 1994 increased due to sharply higher Independent Power Group (IPG) earnings resulting from power project development revenues and improved performance by the Colstrip units. Despite higher revenues resulting from rate increases, growth in the number of customers, increased industrial electric loads and improved Colstrip units performance, Utility Division earnings were lower due to less favorable hydroelectric generation and wholesale market conditions, increased property taxes, an increased regulatory disallowance on coal purchases and warmer weather. Entech earnings were comparable to 1993. A 1993 non-recurring gain on the sale of an Entech Oil Division's non-strategic asset and continuing losses at Entech's underground mine in Colorado, where production problems are being addressed, were offset by increased coal sales from mines in Montana and Texas.

      Colder weather and increased hydroelectric generation combined to increase the earnings of the Utility Division for 1993. The Utility increase offset reduced earnings of Entech and the IPG. Entech earnings decreased primarily due to reduced coal sales resulting from an extended outage at a Colstrip generating unit. The IPG earnings decrease resulted primarily from a decrease in independent power project development revenues.

                                                             UTILITY OPERATIONS
                                                            Year Ended December 31
                                                        1994         1993         1992
                                                             Thousands of Dollars

ELECTRIC UTILITY:
REVENUES
  Revenues . . . . . . . . . . . . . . . . . . .     $  427,686   $  426,746   $  402,402
  Intersegment revenues. . . . . . . . . . . . .          5,924        7,532        4,783
                                                        433,610      434,278      407,185

EXPENSES
  Power supply . . . . . . . . . . . . . . . . .        178,927      172,190      166,695
  Transmission and distribution. . . . . . . . .         27,566       28,109       23,896
  Selling, general and administrative. . . . . .         46,134       43,284       38,638
  Taxes other than income taxes. . . . . . . . .         42,214       39,014       36,202
  Depreciation and amortization. . . . . . . . .         40,699       39,151       37,180
                                                        335,540      321,748      302,611

  INCOME FROM ELECTRIC OPERATIONS. . . . . . . .         98,070      112,530      104,574

NATURAL GAS UTILITY:

REVENUES
  Revenues (other than gas supply
    cost revenues) . . . . . . . . . . . . . . .         88,914       87,634       77,320
  Gas supply cost revenues . . . . . . . . . . .         18,191       23,062       20,165
  Intersegment revenues. . . . . . . . . . . . .            917          778        1,054
                                                        108,022      111,474       98,539

EXPENSES:
  Gas supply costs . . . . . . . . . . . . . . .         18,191       23,062       20,165
  Other production, gathering and exploration. .          8,882        9,331       11,420
  Transmission and distribution. . . . . . . . .         10,154        9,256        8,829
  Selling, general and administrative. . . . . .         18,066       17,197       16,100
  Taxes other than income taxes. . . . . . . . .         13,708       12,715       11,418
  Depreciation, depletion and amortization . . .          9,445        8,971        8,302
                                                         78,446       80,532       76,234

  INCOME FROM GAS OPERATIONS                             29,576       30,942       22,305

INTEREST EXPENSE AND OTHER INCOME:
  Interest . . . . . . . . . . . . . . . . . . .         43,013       46,885       47,733
  Other (income) deductions - net. . . . . . . .         (3,947)        (839)      (1,183)
                                                         39,066       46,046       46,550

INCOME BEFORE INCOME TAXES . . . . . . . . . . .         88,580       97,426       80,329

INCOME TAXES . . . . . . . . . . . . . . . . . .         33,171       37,364       27,226

UTILITY NET INCOME . . . . . . . . . . . . . . .     $   55,409   $   60,062   $   53,103

Utility Operations:

      Weather can significantly affect revenues and net income, and should be considered when determining trends. The Company's sales increase as a result of colder weather in the winter months. As measured by heating degree days, the weather in 1994 in the Company's service territory was 13% warmer than 1993 and 6% warmer than normal. The weather in 1993 was 17% colder than 1992 and 8% colder than normal.

Electric Utility:

      The following table shows year-to-year changes for the previous two years, in millions of dollars, in the various classifications of electric revenues (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:

                                             1994        1993


General business       - revenue          $    11     $     9
                       - volume                 3%          3%
                       - price/kWh              -           -

Other utilities        - revenue          $    (9)    $    11
                       - volume                (6%)         5%
                       - price/kWh             (5%)        10%

Miscellaneous          - revenue          $    (1)    $     4



1994 Compared to 1993

      Income from electric operations decreased $14,500,000 due primarily to the less favorable hydroelectric generation and wholesale market conditions partially offset by higher rates and growth in customers.

Revenues:

      Electric sales from general business customers increased $11,500,000 including an increase of $5,800,000 in revenues from industrial customers. Industrial revenues increased due to a 5% increase in volumes sold, primarily the result of additional equipment installed by several customers and demand for irrigation because of dry summer weather. Growth in residential and commercial customers and higher rates also contributed to the increase in revenues. These increases were moderated by volume decreases resulting from the warmer winter weather.

      Electric revenues from sales to other utilities decreased $5,100,000 due to a reduction in volumes and $4,300,000 due to a decrease in average price. The decreases resulted from wholesale market conditions returning to near-normal compared with better than average conditions experienced during the first and fourth quarters of 1993.

      Miscellaneous electric revenues decreased $1,100,000 primarily due to reduced wheeling revenues resulting from the previously discussed change in wholesale market conditions.

      Intersegment revenues decreased $1,600,000 due primarily to lower volumes sold to the IPG.

Expenses:

      The following table shows the Company's sources of electricity and power supply expenses (Operation, Fuel for electric generation, and Maintenance) for 1994 and 1993.

                                                 1994              1993
Sources                                              Megawatt Hours

Hydroelectric. . . . . . . . . . . . . . .      2,999,396         3,560,915
Steam. . . . . . . . . . . . . . . . . . .      4,909,852         4,542,100
Purchases. . . . . . . . . . . . . . . . .      3,193,522         3,186,025

  Total Power Supply . . . . . . . . . . .     11,102,770        11,289,040

Expenses                                           Thousands of Dollars

Hydroelectric. . . . . . . . . . . . . . .    $    18,395       $    18,092
Steam. . . . . . . . . . . . . . . . . . .         61,385            57,876
Purchases. . . . . . . . . . . . . . . . .         99,147            96,222

  Total Power Supply Expenses. . . . . . .    $   178,927       $   172,190

  Cents per Kilowatt-Hour. . . . . . . . .          1.612             1.525


      Steam generation and related fuel expense increased as a result of improved performance at the Colstrip units which experienced outages in 1993. Purchased power costs increased as a result of a 3% increase in average price paid. Total power supply cost increased as a result of this price increase and a change in the mix of the Utility's sources of energy. In 1994, a larger portion of power supply was provided by steam generation which is incrementally more expensive than hydroelectric generation.

      The increase in selling, general and administrative results primarily from a $1,800,000 increase associated with the recognition of postretirement benefit expense in accordance with SFAS No. 106 commensurate with the approval of rate treatment for this expense by the PSC in April 1994, a $500,000 increase related to insurance for postemployment disability-related benefits and a $600,000 increase due to the costs associated with Colstrip housing damages.

      The $3,200,000 increase in taxes - other than income taxes is principally due to increased property taxes resulting from property additions and higher mill levies.

      Depreciation and amortization expense increased $1,500,000 as a result of depreciation of additional plant and property in service.


1993 Compared to 1992

      Income from electric operations increased $8,000,000 primarily as a result of increased sales to other utilities resulting from better than normal market conditions, increased sales to general business customers due to colder weather and increased hydroelectric generation caused by higher stream flows.


Revenues:

      Electric revenues from general business customers increased due to a 3% increase in volumes sold. Weather, which was 17% colder than 1992, and a 2% increase in the number of customers, combined to increase revenues $8,600,000.

      Electric revenues from sales to other utilities increased revenues $11,400,000. Volumes increased 5% and unit prices increased 10% providing additional revenues of $4,000,000 and $7,400,000, respectively. The increases occurred primarily during the first and fourth quarters as a result of improved regional market conditions during those periods. In spite of reduced steam generation resulting from outages at a Colstrip generating unit, volumes sold increased due to a 27% increase in hydroelectric generation for the year and increased power purchases.

      The $4,300,000 increase in miscellaneous electric revenues resulted primarily from a $2,500,000 increase in wheeling revenues and a $2,300,000 increase due to recording the SFAS No. 87 pension cost funding difference which is explained further in the expense discussion below.

      Intersegment revenues increased due to increased sales to the IPG resulting from the reduction in the IPG's steam generation at Colstrip due to the outages.

Expenses:

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


      The Company's hydroelectric output increased as a result of improved stream flows, offsetting a decline in generation from the Company's coal-fired plants. Purchased power volumes were increased to meet higher sales to general business and wholesale customers.

      Increases in purchased power costs were partially offset by a $2,900,000 decrease in the amortization of previously deferred costs. Fuel for electric generation decreased $4,900,000 as a result of outages at a Colstrip generating unit. The decrease in fuel was partially offset by a $3,000,000 increase in maintenance of steam plants resulting from scheduled maintenance and unscheduled repairs due to the outages.

      Transmission and distribution expense increased $4,200,000 primarily as a result of increased wheeling expense associated with higher volumes of out-of-state sales and increased maintenance of the transmission and distribution system.

      The $4,600,000 increase in selling, general and administrative resulted principally from a $2,600,000 increase in pension costs and expenses of $1,600,000 related to property damages to homes at Colstrip. The Utility recovers pension expense for regulatory purposes on a funding basis. In 1993, pension costs funded were less than SFAS No. 87 pension expense and the difference of $1,900,000 was recorded as miscellaneous operating revenue.

      The $2,800,000 increase in taxes - other than income taxes is principally due to increased property taxes resulting from property additions and higher mill levies.

      Depreciation and amortization expense increased $2,000,000 as a result of depreciation of additional plant and property in service.

Natural Gas Utility:

      The following table shows year-to-year changes for the previous two years, in millions of dollars, in the various classifications of natural gas revenues (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:

                                                 1994          1993
Revenues (other than gas
  supply cost revenues)
Full requirement
  Customers                  -revenue           $ (3)         $  7
                             -volume             (13%)           4%
                             -price/Mcf           11%            6%

  Transportation             -revenue           $  3          $  2
                             -volume              32%           19%
                             -price/Mcf           26%           35%

  Miscellaneous              -revenue           $  1          $  1


1994 Compared to 1993

      Income from natural gas operations decreased $1,400,000 primarily due to decreased volumes resulting from warmer weather and increases in expenses other than gas supply costs the effects of which were moderated by higher rates.

Revenues:

      Effective September 1, 1993 natural gas customers who consume more than 60,000 Mcfs annually (non full-requirements customers) are no longer required to purchase any portion of their natural gas supply from the Company. All but one eligible customer have chosen to convert their volumes to transportation service only and have secured their own supply. The resulting decline in natural gas revenue has been offset by revenues from transportation fees and lower purchased gas costs.

      Natural gas revenues (other than gas supply cost) increased $1,300,000. Growth in the number of residential and commercial customers, higher rates and increased transportation fees contributed $13,200,000. This increase was mostly offset by an approximately $11,800,000 decrease due to warmer weather and the previously discussed switch by eligible customers to transportation service only.

      Gas supply cost revenues consist of the amount authorized by the PSC to be collected in rates from full requirement customers to cover the cost of supplying the gas. The $4,900,000 decrease in gas supply cost revenues is the result of reduced volumes sold due to warmer weather and a supply cost rate reduction for overcollections of supply costs in prior years. Gas supply cost revenues and gas supply cost expenses are always equal due to rate and accounting procedures adopted by the PSC in January 1980.

Expenses:

      The decrease in gas supply costs results from the reasons mentioned in the gas supply cost revenue discussion.

      As presented in the electric expense discussion, the $900,000 increase in selling, general and administrative results primarily from increased costs associated with the recognition of postretirement benefit expense in accordance with SFAS No. 106 and insurance for postemployment disability-related benefits.

      Also as previously discussed, the $1,000,000 increase in taxes - other than income taxes is principally due to increased property taxes resulting from property additions and higher mill levies.


1993 Compared to 1992

      The $8,600,000 increase in income from natural gas operations results primarily from increased volumes sold to full requirement general business customers due to colder weather and an increase in the number of customers.

Revenues:

      Natural gas revenues (other than gas supply cost revenues) increased $10,300,000. Volumes sold to residential and commercial customers increased 19% primarily as a result of 17% colder weather and a 4% increase in the number of customers. The volume increases along with higher rates and increased transportation fees increased revenues approximately $14,600,000. These increases were partially offset by the decrease resulting from a 53% reduction in volumes sold to industrial, government and municipal and other utility customers who switched to transportation service only.

      The $2,900,000 increase in gas supply revenues resulted from the increase in volumes delivered to full requirement customers resulting from colder weather and more customers.

Expenses:

      The increase in gas supply costs results from the reasons mentioned in the above gas supply cost revenue discussion.

      Other production, gathering and exploration expense decreased $2,000,000 due to decreased operation and maintenance costs and the capitalization of future use gas well expenses.

      The $1,100,000 increase in selling, general and administrative resulted principally from an increase in labor costs.

      The $1,300,000 increase in taxes - other than income taxes is principally due to increased property taxes resulting from property additions and higher mill levies.

Interest Expense and Other Income, and Income Taxes:

      The decreases in interest expense from 1992 to 1994 are primarily a result of refinancing of long-term debt at lower interest rates. The average cost of debt was 7.84%, 8.34% and 8.48% for 1994, 1993 and 1992, respectively.

      Other (income) deductions - net increased $3,100,000 in 1994 due primarily to a non-recurring increase in investment income.

      Income taxes changed due primarily to changes in pre-tax income.

                                                             ENTECH OPERATIONS
                                                            Year Ended December 31
                                                        1994         1993         1992
                                                             Thousands of Dollars
COAL:

REVENUES
  Revenues . . . . . . . . . . . . . . . . . . .     $  252,507   $  225,155   $  228,191
  Intersegment revenues. . . . . . . . . . . . .         42,201       39,637       45,892
                                                        294,708      264,792      274,083

EXPENSES
  Cost of sales. . . . . . . . . . . . . . . . .        169,259      152,300      152,552
  Selling, general and administrative. . . . . .         29,463       24,988       21,029
  Taxes other than income taxes. . . . . . . . .         37,733       34,221       41,033
  Depreciation, depletion and amortization . . .         12,649       10,193       11,259
                                                        249,104      221,702      225,873

  INCOME FROM COAL OPERATIONS. . . . . . . . . .         45,604       43,090       48,210

OIL AND NATURAL GAS:

REVENUES
  Revenues . . . . . . . . . . . . . . . . . . .         97,994      114,431       90,961
  Intersegment revenues. . . . . . . . . . . . .            254          741        1,021
                                                         98,248      115,172       91,982
EXPENSES
  Cost of sales. . . . . . . . . . . . . . . . .         54,283       71,311       47,058
  Selling, general and administrative. . . . . .          8,514        8,549        8,198
  Taxes other than income taxes. . . . . . . . .          3,340        4,239        3,190
  Depreciation, depletion and amortization . . .         18,464       19,327       19,607
                                                         84,601      103,426       78,053

  INCOME FROM OIL AND NATURAL GAS OPERATIONS . .         13,647       11,746       13,929

OTHER OPERATIONS:

REVENUES
  Revenues . . . . . . . . . . . . . . . . . . .         24,164       24,252       29,473
  Intersegment revenues. . . . . . . . . . . . .            787          700          467
                                                         24,951       24,952       29,940
EXPENSES
  Cost of Sales. . . . . . . . . . . . . . . . .         16,787       17,090       19,566
  Selling, general and administrative. . . . . .          4,717        4,719        6,823
  Taxes other than income taxes. . . . . . . . .            287          473          741
  Depreciation, depletion and amortization . . .          1,945        2,133        2,665
                                                         23,736       24,415       29,795

  INCOME FROM OTHER OPERATIONS . . . . . . . . .          1,215          537          145

INTEREST EXPENSE AND OTHER INCOME
  Interest . . . . . . . . . . . . . . . . . . .          1,425        2,284        2,144
  Other (income) deductions-net. . . . . . . . .         (3,517)     (11,364)      (6,235)
                                                         (2,092)      (9,080)      (4,091)

INCOME BEFORE INCOME TAXES . . . . . . . . . . .         62,558       64,453       66,375

INCOME TAXES . . . . . . . . . . . . . . . . . .         14,670       17,263       16,178

ENTECH NET INCOME. . . . . . . . . . . . . . . .     $   47,888   $   47,190   $   50,197
/TABLE

Entech Operations:

Coal Operations:

1994 Compared to 1993

      Income from coal operations increased $2,500,000 as a result of increased coal volumes sold.

Revenues:

      Overall coal revenues, including intersegment revenues, increased $30,000,000 over 1993 due to a 13% increase in volumes sold. Prices per ton were substantially unchanged. Coal revenues increased $14,200,000 at the Rosebud Mine due to increased volumes sold to the Colstrip units as compared to 1993 which was lower due to unplanned outages, and increased volumes sold to the SynCoal demonstration plant. At the Jewett Mine, coal revenues increased $3,300,000 due to increased volumes delivered to the mine-mouth plant. This increase was partially offset by lower revenues received as a result of mining more of the customer's coal in 1994. Revenues at Jewett are affected by the mix of tons mined from Northwestern's lignite leases and the customer's lignite leases. Increased revenues of $12,900,000 at the Golden Eagle Mine resulted from increased volumes sold to supply coal for a long-term supply contract and for spot market sales. In July, the mine began delivering coal under a long-term contract to supply up to 1,200,000 tons of coal annually to a Southeastern utility.

      Entech's Rosebud Mine faces increasing competition for Midwestern customers resulting from surplus coal capacity in the southern Powder River Basin. In 1994, the Rosebud Mine sold approximately 2,000,000 tons of coal under contracts with two Midwestern customers. One of the contracts, totaling approximately 1,000,000 tons per year, was not renewed in December 1994. The second contract, also totaling approximately 1,000,000 tons per year, will expire in December 1995, and is not expected to be renewed. This customer is expected to purchase approximately 1,000,000 tons during 1995. Revenues from the Rosebud Mine in 1995 will be reduced by approximately $11,500,000 due to the loss of the first Midwestern contract and revenues will be reduced in 1996 by another $16,800,000 due to the anticipated loss of the second Midwestern contract. In addition, due to the anticipated loss of the Corette Plant supply contract resulting from air quality concerns in Billings, Montana, revenues may be reduced by $3,900,000 in 1996.

Expenses:

      Cost of sales increased $15,000,000 at the Golden Eagle Mine due to increased volumes sold and higher costs per ton including those related to unanticipated production problems in both the mining and the wash plant operations. Also, cost of sales increased $2,000,000 at the Rosebud Mine as a result of increased volumes sold. Selling, general and administrative expenses increased $4,500,000 from legal fees incurred relating to coal contract price arbitration and leasehold interest litigation, from the implementation of an accounting pronouncement pertaining to postemployment benefits and from the use of outside consultants. Taxes other than income taxes increased $3,500,000 due to increased coal revenues. Depreciation and depletion increased $2,400,000 principally due to increased volumes sold and increased investment in the operation at the Golden Eagle Mine.

      Operating expenses at the Rosebud Mine in 1995 will decrease by approximately $9,600,000 and may decrease in 1996 by another $12,300,000 due to the anticipated loss of the contracts mentioned above.

      Since the Company acquired the Golden Eagle Mine in 1991, it has incurred losses of approximately $7,800,000, $4,300,000 and $5,500,000 in 1994, 1993 and 1992, respectively. The Company entered into a long-term contract to supply up to 1,200,000 tons annually starting in July 1994. With these sales added to spot sales of approximately 500,000 tons, losses were expected to end. However, unanticipated problems have caused production costs to be higher than expected. Capital of $1,100,000 was expended in 1994, and an additional $6,800,000 is budgeted in 1995 to resolve these mining and wash plant problems. Management expects to see improved results in 1995.


1993 Compared to 1992

      Income from coal operations decreased $5,100,000 due to decreased coal volumes sold.

Revenues:

      Overall coal revenues, including intersegment revenues, decreased $9,300,000 from 1992 due to a 7% decrease in volumes sold. Prices per ton were substantially unchanged. Coal revenues at the Rosebud Mine decreased $21,000,000 due to lower volumes sold to the Colstrip units as a result of unscheduled outages and from fewer spot sales to Midwestern customers. This revenue decrease was partially offset by an increase of $4,400,000 from a combination of higher brokered coal revenues, increased fees related to operating the SynCoal demonstration plant and offset by increased losses from a joint venture. At the Jewett Mine, coal revenues increased by $11,400,000 due to higher volumes sold to the mine-mouth power plants, offset by an $8,000,000 decrease from lower reimbursable mining expenses. Higher volumes sold to supply coal for test burns and spot market sales resulted in increased revenues of $4,000,000 at the Golden Eagle Mine.

Expenses:

      Selling, general and administrative expense increased from the implementation of Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" and from a non-recurring workers' compensation refund received in 1992. Taxes other than income taxes decreased as a result of lower coal revenues at the Rosebud Mine. The decrease in depreciation and depletion results primarily from lower coal production at the Rosebud Mine.

Oil and Natural Gas Operations:

      The following table shows year-to-year changes for the previous two years, in millions of dollars, in the various classifications of revenues including intersegment revenues, with the related percentage changes in volumes sold and prices received:

                                               1994         1993

Oil                       -revenue           $ (7)         $ (5)
                          -volume             (19%)         (10%)
                          -price/bbl          (11%)          (6%)

Natural gas               -revenue           $  -          $  9
                          -volume               7%           16%
                          -price/Mcf           (4%)          20%

Natural gas marketing     -revenue           $ (9)         $ 19


1994 Compared to 1993

      Income from oil and natural gas operations increased $1,900,000 due to higher profit margins realized on the natural gas marketing activity.

Revenues:

      Oil revenues decreased $7,000,000 from both lower volumes sold due to natural declining production and lower market prices received. Natural gas revenues in Canada increased $3,500,000 from higher volumes sold as a result of 1993 development drilling and from higher market prices received. However, natural gas revenues in the U.S. decreased $3,900,000 from lower market prices received. Natural gas marketing revenues decreased $12,000,000 due to the expiration of a short-term supply contract in 1993. The operating revenue decrease was partially offset by the absence of losses of $3,200,000 as a result of a marketing joint venture that was sold in December 1993.

Expenses:

      Cost of sales decreased $17,000,000.   This amount is comprised of
$14,700,000 decreased costs of natural gas purchased for resale because of lower spot market prices and decreased natural gas marketing volumes sold in the U.S., and $2,300,000 decreased operating costs resulting from the sale of a non-strategic asset in the fourth quarter of 1993. The decrease of $900,000 in taxes other than income taxes reflects lower revenues.


1993 Compared to 1992

      Income from oil and natural gas operations decreased $2,200,000 due to losses from a natural gas marketing joint venture.

Revenues:

      Oil revenues decreased primarily from lower volumes sold as a result of natural declining production and from lower market prices received in both Canada and the U.S. Natural gas revenues increased principally from higher market prices received and higher volumes sold as a result of development drilling in both Canada and the U.S. The increase in natural gas marketing revenues reflects a combination of escalated prices received under three cogeneration supply contracts, and higher volumes sold partially offset by losses from a joint venture.

Expenses:

      Natural gas for resale increased $23,100,000 and costs from increased production of natural gas increased $1,400,000. Taxes other than income taxes increased as a result of higher natural gas revenues.

Other Operations:


1994 Compared to 1993

      Income from other operations increased $700,000 due to expanded telecommunications services.

Revenues:

      Revenues from Entech's other operations decreased $3,500,000 because of the sale of the waste management operations in May 1993. This decrease was offset by $3,000,000 increased revenues from telecommunications operations due to increased services provided to common carriers and expanded operations in three western states, and by $500,000 increased revenues from land sales.

Expenses:

      The operating expenses of Entech's other operations decreased $3,600,000 due to the sale of the waste management operations mentioned above. This decrease was substantially offset by $2,900,000 increased costs of telecommunications operations and land sales.

1993 Compared to 1992

      Income from other operations increased $400,000 due to expanded telecommunications services.

Revenues:

      Revenues from Entech's other operations decreased $5,200,000 as a net result of the sale of the waste management operations in May 1993, offset by higher telecommunications revenues resulting from expansion of services into three Northwestern states plus increased contractual services provided to common carriers, and an increase in joint ventures income.

Expenses:

      Cost of sales decreased from the combination of a $1,900,000 increase from telecommunications services offset by a $4,500,000 decrease as a result of the sale of the waste management operations. The decrease in selling, general and administrative expense was also a result of the sale of the waste management operation.

Interest Expense and Other Income, and Income Taxes:


1994 Compared to 1993

      The decrease in interest expense is due to lower levels of outstanding debt. The $7,800,000 decrease in other (income) deductions - net resulted from the 1993 sales of a non-strategic asset and the waste management operations.

      Income taxes decreased $3,700,000 due to income tax credits utilized and lower pre-tax net income.

1993 Compared to 1992

      Other (income) deductions - net increased approximately $5,200,000 from the net effect of several events. Profits from asset sales increased $2,200,000 and deductions decreased $3,000,000 reflecting a 1992 payment to settle a lawsuit, and joint ventures income increased $1,100,000. These increases were offset by $1,100,000 less income received from the Brazilian subsidiary in 1993.

                                                      INDEPENDENT POWER GROUP OPERATIONS
                                                            Year Ended December 31
                                                        1994         1993         1992
                                                             Thousands of Dollars

REVENUES
  Revenues . . . . . . . . . . . . . . . . . . .     $   93,647   $  119,189   $   93,053
  Earnings from unconsolidated investments . . .          2,080        3,117        1,839
  Intersegment revenues. . . . . . . . . . . . .          1,461        5,528        2,552
                                                         97,188      127,834       97,444

EXPENSES
  Operation and maintenance. . . . . . . . . . .         75,080      114,923       84,573
  Selling, general and administrative. . . . . .          4,088        9,605        3,900
  Taxes other than income taxes. . . . . . . . .          1,916        1,767        1,744
  Depreciation and amortization. . . . . . . . .          3,112        2,887        2,720
                                                         84,196      129,182       92,937

  INCOME (LOSS) FROM OPERATIONS. . . . . . . . .         12,992       (1,348)       4,507

INTEREST EXPENSE AND OTHER INCOME
  Interest . . . . . . . . . . . . . . . . . . .             22          211           47
  Other (income) deductions - net. . . . . . . .         (4,711)      (1,011)      (1,539)
                                                         (4,689)        (800)      (1,492)

INCOME BEFORE INCOME TAXES . . . . . . . . . . .         17,681         (548)       5,999

INCOME TAXES . . . . . . . . . . . . . . . . . .          7,386         (507)       2,234

IPG NET INCOME . . . . . . . . . . . . . . . . .     $   10,295   $      (41)  $    3,765

Independent Power Group Operations:

      In November 1992, the IPG acquired 100% of North American Energy Services Company (NAES) and their operations were included in the Company's financial statements on a consolidated basis throughout the remainder of 1992 and 1993. In August 1994, the IPG sold a 50% interest in NAES and, as a result of the sale, NAES has been included in the Company's operations on the equity basis of accounting as of January 1, 1994.

1994 Compared to 1993

      Income from IPG operations increased $14,300,000 primarily due to increased revenues from independent power project development activity, a gain on the sale of NAES and improved performance by the Colstrip generating units. Earnings from development activities in 1995 are not expected to maintain the 1994 levels.

Revenues:

      IPG revenues decreased $43,600,000 due to the accounting change for the IPG's investment in NAES as mentioned above. The decrease was partially offset by increases in independent power project development revenues of $12,600,000, management fees of $500,000 and a $4,900,000 increase in revenues from long-term power sales from the Colstrip units due to a 13% increase in volumes sold.

      The decrease in earnings from unconsolidated investments results primarily from lower earnings from operating projects. The decrease in intersegment revenues results primarily from the sale of NAES and the resulting change in accounting.

Expenses:

      The NAES sale and corresponding accounting change resulted in decreases of $41,500,000 in operation and maintenance expense and $5,300,000 in selling, general and administrative. Operation and maintenance expense was also impacted by a $2,100,000 decrease in wheeling expense, a $2,100,000 decrease in purchased power costs and a $3,000,000 increase in fuel costs due to increased generation at the Colstrip units. Expenses associated with project development increased by $1,600,000 primarily due to the development of two power projects.

Interest Expense and Other Income:

      Other (income) deductions - net increased $3,700,000 due principally to increases in interest income and the gain on the sale of 50% of NAES.

1993 Compared to 1992

      Income from IPG operations decreased $5,800,000 primarily due to decreased revenues from independent power project development activity and reduced generation from the Colstrip generating units due to outages.

Revenues:

      Total IPG revenues increased $30,400,000. The acquisition of NAES resulted in increased revenues of $39,300,000 and income from investments in independent power projects increased $1,300,000. The increases were partially offset by a $6,000,000 reduction in independent power project development revenues and a $3,800,000 decrease resulting from a change in the amount of amortization of the loss on long-term sales.

      A $3,800,000 increase in intersegment revenues resulting from the acquisition mentioned previously was partially offset by a $900,000 decrease in sales from the Colstrip generating units.

Expenses:

      IPG operation and maintenance expense increased $30,000,000 primarily as a result of a $34,400,000 increase resulting from the acquisition of NAES mentioned above and a $3,000,000 increase in purchased power costs resulting from outages at a Colstrip generating unit. The increases were offset by a $3,500,000 reduction in fuel expense resulting from the Colstrip outages and a $3,000,000 decrease in independent power project development expenses.

      Selling, general and administrative expense rose primarily due to a $4,200,000 increase resulting from the acquisition mentioned previously and a $1,000,000 increase due to the accrual of Colstrip housing damage claims.

Liquidity and Capital Resources:

      Net cash provided by operating activities was $203,886,000 in 1994 compared to $185,809,000 in 1993 and $227,988,000 in 1992. Cash from operating activities less dividends paid provided 54% of capital expenditures in 1994, 54% in 1993 and 91% in 1992.

      The Company's long-term debt as a percentage of capitalization was 36%, 36% and 39% in 1994, 1993 and 1992, respectively. The Company also has entered into long-term lease arrangements and other long-term contracts for sales and purchases that are not reflected on its balance sheet. See Item 8, "Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements" for additional information.

      Capital expenditures during the prior three years are as follows:

     Years        Utility          Entech            IPG              Total
                             Thousands of Dollars

     1992         $ 96,352        $ 44,662        $ 19,489          $ 160,503
     1993          112,178          66,832           4,542            183,552
     1994          150,903          50,253           6,154            207,310



      The following table sets forth the Company's estimated capital expenditures for the years 1995-1999:


     Years        Utility          Entech            IPG              Total
                             Thousands of Dollars

     1995         $128,000        $ 81,000        $ 27,000          $ 236,000
     1996          158,000          98,000          31,000            287,000
     1997          161,000          78,000          25,000            264,000
     1998          134,000          70,000          29,000            233,000
     1999          135,000         114,000          26,000            275,000

      In addition, $153,677,000 of long-term debt will mature during the years 1995-1999. See Item 8, "Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements" for details on maturities of long-term debt.

      For the years 1995-1999, the Company estimates that approximately 61% of its utility construction program, 81% of Entech capital expenditures and 37% of IPG investments will be financed from funds generated internally and that the balance, as well as the repayment of maturing long-term debt, will be financed through the incurrence of short- and long-term debt and the sales of equity securities, the timing and amounts of which will depend upon future market conditions. The Company anticipates that it will have adequate sources of external capital to meet its financing needs.

      Dividends on common and preferred stock increased to $92,009,000 in 1994 from $85,823,000 in 1993 and $82,343,000 in 1992. The Company paid dividends of $1.60 per share of outstanding common stock during 1994, up 1.27% from 1993. In an effort to move toward the Company's target payout ratio for dividends of 70% of earnings, the Board of Directors voted in December to continue the regular quarterly dividend at 40 cents per share of common stock, $1.60 on an annual basis.

      The Company and Entech have Revolving Credit and Term Loan Agreements in the amount of $60,000,000 and $75,000,000, respectively. These businesses also have short-term borrowing facilities with commercial banks that provide both committed and uncommitted lines of credit, and the ability to sell commercial paper. See Item 8, "Financial Statements and Supplementary Data - Notes 7 and 8 to the Consolidated Financial Statements."

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

      In November 1994, the Company sold $10,000,000 of Secured Medium-Term Notes, 7.6% series due 1997 and $10,000,000 of Secured Medium-Term Notes, 7.85% series due 1998, the proceeds of which were used to retire three series of unsecured Medium-Term Notes, $9,000,000 of the 8.78% series due November 1994, $5,000,000 of the 8.57% series due December 1994 and $5,000,000 of the
8.78% series due December 1994.

      The Company's Mortgage and Deed of Trust contains certain restrictions upon the issuance of additional First Mortgage Bonds. At December 31, 1994, the unfunded net property additions and retired bonds test, which is the most restrictive test, would have permitted the issuance of approximately $514,000,000 additional First Mortgage Bonds. There are no restrictions upon issuance of short-term debt or preferred stock in the Company's Restated Articles of Incorporation, its Mortgage and Deed of Trust or its Sinking Fund Debenture Agreement.

SEC Ratio of Earnings to Fixed Charges:

      For the twelve months ended December 31, 1994, the Company's ratio of earnings to fixed charges was 3.05 times. Fixed charges include interest, the implicit interest of Unit 4 rentals and one-third of all other rental payments.

Inflation:

      Capital intensive businesses, such as the Company's electric and natural gas utility operations, are significantly and adversely affected by long-term inflation as neither depreciation nor the ratemaking process reflect the replacement cost of utility plant. Although prices for natural gas may fluctuate, earnings of the Gas Utility are not impacted because a gas cost tracking procedure annually balances gas costs collected from customers with the costs of supplying gas.

      Entech's long-term coal contracts and the IPG's long-term power sales contracts provide for the adjustment of prices either through indices, fixed escalations and/or direct pass-through of costs.

      The Company believes that the effects of inflation, at currently anticipated levels, will not significantly affect results of operations.

Environmental Issues:

      The Company is committed to do its part to protect and maintain the environment. A management function is in place which monitors compliance and keeps management informed regarding the status of compliance.

      The Clean Air Act Amendments of 1990 should have no major effects on the Company's electric generation facilities. The Company's coal-fired generating plants meet the 1995 Phase I requirements of the Act. Low-sulfur coal and state-of-the-art scrubbers already result in sulfur dioxide emissions from the Colstrip units well below the new requirements. Either fuel switching or the use of allowances, or both, would permit the Corette Plant to meet the Phase II requirements of the Act in 2000. The Company has agreed to a new State Implementation Plan required by the Federal Environmental Protection Agency to reduce sulfur dioxide emissions in Billings, Montana. Under the Plan, the Company will reduce its emissions at the Corette Plant from an average of 7,800 tons in 1987-93 to less than 5,000 tons annually. This reduction is expected to be obtained by changing the Plant's fuel to low-sulphur, compliance coal.

      Modifications will be required at three units in the late 1990's to meet the nitrogen oxide emission standards of the Act. Phase II rules implementing the Act are subject to legal appeal, challenging their adoption. The Company, therefore, does not yet know what requirements may result from the Phase II Rules. Consequently, the capital costs associated with the modifications to meet the nitrogen oxide standards of the Act have not yet been determined. However, capital improvements that may be required are expected to be recovered through rates, and therefore, the costs are not expected to have a material impact on earnings.

      In 1988, the United States Environmental Protection Agency advised the Company that it, along with certain other parties, is a potentially responsible party (PRP) for the release of certain toxic substances which have come to rest behind the dam at the Company's Milltown Hydroelectric Plant. Because of federal legislation specifically relating to Milltown, the Company believes it has no responsibility for any of the alleged releases. If the Company should have some responsibility, it would have to share, together with other responsible parties, the costs related to the handling of these toxic substances. While these costs have not been determined, the Company believes that any portion which it might bear would not have a significant impact upon its earnings.

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

      Regarding this superfund site, the Company has focused on its property ownership and alleged contamination that may be attributed to that ownership. It has spent approximately $650,000 to investigate its property within the site, collect data, evaluate studies and monitor its property. Costs to clean up this contamination, including sums spent in the studies mentioned above, are not expected to exceed $1,000,000.

      Other contamination at the Company's property within the site involves heavy metals and substances which may be attributed to mining and activities of others within the greater area of the site. Consultants employed by the PRPs to compile and analyze previously prepared study data regarding the greater area of this superfund site have made preliminary estimates indicating that clean-up costs could range from $20,000,000 to $60,000,000. While the Company denies any responsibility for costs associated with this contamination, if the Company should have some responsibility, it would have to share a portion of the costs ultimately related to the handling of the contamination.

      The Company was also a PRP at another site of soil contamination in Montana, alleged to have resulted from the salvage of electric transformers by a third party or parties who obtained the transformers from the Company. The Company completed clean-up work at this site in 1994 and has received acceptance of the clean-up from the state agency with jurisdiction over this site. Costs incurred by the Company were approximately $610,000.

      The Company is a PRP at two sites in the State of Washington where electric transformers were sent for salvage. At one of the sites, the Company is an extremely small contributor and liability will be de minimis. At the second site, pursuant to the terms of a Consent Decree, the Company has paid approximately $360,000. Clean-up at this site is near completion.

      Mercury has been used in measurement devices used to measure natural gas production at the Company's properties. The Company has gathered information regarding mercury content in the surrounding wellhead sites and, with the appropriate state agency, is preparing a response strategy. Preliminary estimates indicate the Company may incur costs ranging from $250,000 to $750,000 to clean approximately 120 sites.

      A subsidiary of the Company operating oil and gas properties in Canada has notified regulatory authorities with jurisdiction over environmental matters of potential contamination that may have been caused by a leaking condensate tank. Contamination is contained at the site of the plant where the tank was situated and estimated clean-up costs are $250,000 in Canadian dollars. The Company's subsidiary owns 60% of the facility.

      The Company has accrued the estimated minimum costs associated with these matters. The Company does not expect these costs to materially impact the results of its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                                                                         Page

Management's Responsibility for Financial Statements                      50

Report of Independent Accountants                                         51

Consolidated Financial Statements:

 Consolidated Statements of Income for the Years Ended
   December 31, 1994, 1993 and 1992                                       52

 Consolidated Balance Sheets as of December 31, 1994 and 1993           53-54

 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1994, 1993 and 1992                                       55

 Consolidated Statements of Common Shareholders' Equity for the
   Years Ended December 31, 1994, 1993 and 1992                           56

 Notes to Consolidated Financial Statements                             57-83

Supplementary Data (Unaudited)                                          84-92
Financial Statement Schedules for the Years Ended December 31,
 1994, 1993 and 1992:

 Schedule VIII - Valuation and Qualifying Accounts and Reserves           97


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

      The Company maintains an internal audit function that independently assesses the effectiveness of the systems and recommends possible improvements. Price Waterhouse LLP, the Company's independent public accountants, also considered the systems in connection with its audit. Management has considered the internal auditors' and Price Waterhouse LLP's recommendations concerning the systems and has taken cost-effective actions to respond appropriately to these recommendations.

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

      The financial statements have been examined by Price Waterhouse LLP, which is responsible for conducting its examination in accordance with generally accepted auditing standards.






/s/ Daniel T. Berube                        /s/ J. P. Pederson
Daniel T. Berube                            J. P. Pederson
Chairman of the Board and                   Vice President and
Chief Executive Officer                     Chief Financial Officer

                       Report of Independent Accountants



To the Board of Directors
  and Shareholders of
The Montana Power Company

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Montana Power Company and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 2 to the consolidated financial statements, the Company is party to a long-term supply contract price dispute subject to arbitration. The outcome of the arbitration is final and binding on all parties to the contract retroactive to August 1, 1991. The ultimate outcome of the arbitration cannot be determined at present. No provision for any liability that may result upon completion of arbitration has been made in the accompanying consolidated financial statements.

      As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1993.




PRICE WATERHOUSE LLP


Portland, Oregon
February 10, 1995
                            CONSOLIDATED STATEMENT OF INCOME
                       The Montana Power Company and Subsidiaries

                                                          Year Ended December 31
                                                      1994         1993         1992
                                                           Thousands of Dollars
REVENUES. . . . . . . . . . . . . . . . . . .      $1,005,970   $1,024,285   $  943,872

EXPENSES:
  Operations. . . . . . . . . . . . . . . . .         440,472      480,382      416,072
  Maintenance . . . . . . . . . . . . . . . .          75,357       70,029       70,525
  Selling, general and administrative . . . .         103,524      101,286       87,545
  Taxes other than income taxes . . . . . . .          99,200       92,430       94,328
  Depreciation, depletion and amortization. .          86,314       82,661       81,732
                                                      804,867      826,788      750,202

     INCOME FROM OPERATIONS . . . . . . . . .         201,103      197,497      193,670

INTEREST EXPENSE AND OTHER INCOME:

  Interest. . . . . . . . . . . . . . . . . .          46,102       50,739       50,682
  Other (income) deductions - net . . . . . .         (13,817)     (14,573)      (9,716)
                                                       32,285       36,166       40,966

INCOME TAXES. . . . . . . . . . . . . . . . .          55,226       54,120       45,639

NET INCOME. . . . . . . . . . . . . . . . . .         113,592      107,211      107,065
DIVIDENDS ON PREFERRED STOCK. . . . . . . . .           7,227        4,353        3,790

NET INCOME AVAILABLE FOR COMMON STOCK . . . .      $  106,365   $  102,858   $  103,275

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (000) . . . . . . . . . . . . .          53,125       52,040       51,126

NET INCOME PER SHARE OF COMMON STOCK. . . . .      $     2.00   $     1.98   $     2.02



The accompanying notes are an integral part of these statements.

                               CONSOLIDATED BALANCE SHEET
                       The Montana Power Company and Subsidiaries
                                         ASSETS

                                                                      December 31
                                                                  1994          1993
                                                                 Thousands of Dollars

PLANT AND PROPERTY IN SERVICE:
  Utility plant (includes $79,510 and $38,966 plant
     under construction):
       Electric . . . . . . . . . . . . . . . . . . . . .     $  1,608,615  $  1,514,472
       Natural gas. . . . . . . . . . . . . . . . . . . .          463,134       428,956
                                                                 2,071,749     1,943,428
  Less - accumulated depreciation and depletion . . . . .          619,195       572,141
                                                                 1,452,554     1,371,287
  Entech property (includes $3,030 and $2,446
     property under construction) . . . . . . . . . . . .          530,167       526,692
  Less - accumulated depreciation and depletion . . . . .          189,926       182,129
                                                                   340,241       344,563

  Independent Power Group property (includes $671
     and $84 property under construction) . . . . . . . .           70,253        70,198
  Less - accumulated depreciation . . . . . . . . . . . .           17,560        16,822
                                                                    52,693        53,376
                                                                 1,845,488     1,769,226

  MISCELLANEOUS INVESTMENTS (at cost):
     Independent power investments. . . . . . . . . . . .           54,397        45,493
     Other. . . . . . . . . . . . . . . . . . . . . . . .           49,713        51,492
                                                                   104,110        96,985
  CURRENT ASSETS:
     Cash and temporary cash investments. . . . . . . . .           21,564        11,604
     Accounts receivable. . . . . . . . . . . . . . . . .          159,975       158,352
     Materials and supplies (principally at
       average cost). . . . . . . . . . . . . . . . . . .           47,937        42,728
     Prepayments and other assets . . . . . . . . . . . .           65,154        57,182
                                                                   294,630       269,866
  DEFERRED CHARGES:
     Advanced coal royalties. . . . . . . . . . . . . . .           22,939        20,905
     Regulatory assets related to income taxes. . . . . .          146,844       143,447
     Regulatory assets - other. . . . . . . . . . . . . .           49,880        36,695
     Other deferred charges . . . . . . . . . . . . . . .           48,806        48,903
                                                                   268,469       249,950
                                                              $  2,512,697  $  2,386,027

The accompanying notes are an integral part of these statements.

                                       LIABILITIES


                                                                     December 31
                                                                  1994          1993
                                                                Thousands of Dollars
CAPITALIZATION:
  Common shareholders' equity:
     Common stock (120,000,000 shares without par
       value authorized; 53,578,737 and 52,498,896
       shares issued) . . . . . . . . . . . . . . . . . .     $   667,344   $    642,926
     Retained earnings and other shareholders' equity . .         320,756        302,725
     Unallocated stock held by trustee for Deferred
       Savings and Employee Stock Ownership Plan. . . . .         (32,580)       (34,419)
                                                                  955,520        911,232

  Preferred stock . . . . . . . . . . . . . . . . . . . .         101,416        101,419
  Long-term debt. . . . . . . . . . . . . . . . . . . . .         588,876        571,870
                                                                1,645,812      1,584,521

CURRENT LIABILITIES:
  Short-term borrowing. . . . . . . . . . . . . . . . . .         113,989         68,865
  Long-term debt-portion due within one year. . . . . . .          16,980         26,199
  Dividends payable . . . . . . . . . . . . . . . . . . .          23,249         22,835
  Income taxes. . . . . . . . . . . . . . . . . . . . . .           9,210          4,927
  Other taxes . . . . . . . . . . . . . . . . . . . . . .          46,521         43,743
  Accounts payable. . . . . . . . . . . . . . . . . . . .          50,788         55,794
  Interest accrued. . . . . . . . . . . . . . . . . . . .          11,785         11,942
  Other current liabilities . . . . . . . . . . . . . . .          40,546         53,918
                                                                  313,068        288,223

DEFERRED CREDITS:
  Deferred income taxes . . . . . . . . . . . . . . . . .         322,835        309,780
  Investment tax credit . . . . . . . . . . . . . . . . .          48,729         50,476
  Accrued mining reclamation costs. . . . . . . . . . . .         110,035        101,817
  Other deferred credits. . . . . . . . . . . . . . . . .          72,218         51,210
                                                                  553,817        513,283

CONTINGENCIES AND COMMITMENTS (Notes 2 and 3)


                                                             $  2,512,697   $  2,386,027


The accompanying notes are an integral part of these statements.

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                       The Montana Power Company and Subsidiaries

                                                           Year Ended December 31
                                                       1994         1993         1992
                                                              Thousands of Dollars
Net Cash Flows From Operating Activities:
  Net income. . . . . . . . . . . . . . . . . .     $  113,592   $  107,211   $  107,065
  Noncash charges (credits) to net income:
    Depreciation, depletion and amortization. .         86,314       82,661       81,732
    Mining reclamation costs expensed . . . . .         19,527       19,410       21,081
    Amortization of loss on long-term
      sales of power. . . . . . . . . . . . . .         (4,226)      (5,251)      (9,026)
    Deferred income taxes . . . . . . . . . . .          5,432       15,701       (4,082)
    Collection of accrued revenues from
      utility rate-moderation plans . . . . . .                                   16,221
    Other-net . . . . . . . . . . . . . . . . .         31,204       16,834       24,522
  Changes in other assets and liabilities . . .        (24,810)     (31,856)       4,968
  Accounts receivable . . . . . . . . . . . . .         (1,622)     (15,367)      (4,614)
  Materials and supplies. . . . . . . . . . . .         (5,209)        (975)        (694)
  Accounts payable. . . . . . . . . . . . . . .         (5,007)       6,922        2,387
  Payment of mining reclamation costs . . . . .        (11,309)      (9,481)     (11,572)

    Net Cash Flows From Operating
      Activities. . . . . . . . . . . . . . . .        203,886      185,809      227,988

Net Cash Flows From Investing Activities:
  Gross additions to property and plant . . . .       (200,966)    (177,512)    (138,778)
  Investments in other operations . . . . . . .         (6,344)      (6,040)     (21,725)
  Sales of property . . . . . . . . . . . . . .         27,729       24,924       12,282
  Additional investments. . . . . . . . . . . .          1,143        4,014         (255)

    Net Cash Flows From Investing
      Activities. . . . . . . . . . . . . . . .       (178,438)    (154,614)    (148,476)

Net Cash Flows From Financing Activities:
  Sales of common stock . . . . . . . . . . . .         24,380       24,917       21,949
  Issuance of long-term debt. . . . . . . . . .         52,094      294,149       37,862
  Retirement of long-term debt. . . . . . . . .        (45,078)    (316,714)     (58,755)
  Short-term debt . . . . . . . . . . . . . . .         45,125        5,565        6,000
  Dividends on common and preferred stock . . .        (92,009)     (85,822)     (82,343)
  Issuance of preferred stock . . . . . . . . .                      49,435

    Net Cash Flows From Financing
      Activities. . . . . . . . . . . . . . . .        (15,488)     (28,470)     (75,287)

      Change in Cash Flows. . . . . . . . . . .          9,960        2,725        4,225

  Cash and cash equivalents at beginning
    of year . . . . . . . . . . . . . . . . . .         11,604        8,879        4,654

  Cash and cash equivalents at end of year. . .      $  21,564   $   11,604   $    8,879


Supplemental Disclosures of Cash
  Flow Information:

  Cash Paid During Year For:
    Income taxes. . . . . . . . . . . . . . . .     $   45,875   $   46,533   $   39,260
    Interest. . . . . . . . . . . . . . . . . .         45,990       53,541       45,894

The accompanying notes are an integral part of these statements.
/TABLE

                  CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
                       The Montana Power Company and Subsidiaries

                                                      Year Ended December 31
                                                 1994        1993          1992
                                                      Thousands of Dollars
Common Stock:

 Balance at beginning of year . . . . . . . . $   642,926   $   618,009   $   596,060
 Issuances (1,079,841; 949,951;
     and 891,581 shares). . . . . . . . . . .      24,418        24,917        21,949

 Balance at end of year . . . . . . . . . . .     667,344       642,926       618,009

Retained Earnings and Other Shareholders'
 Equity:

 Balance at beginning of year . . . . . . . .     302,725       284,980       266,541
 Net income . . . . . . . . . . . . . . . . .     113,592       107,211       107,065
 Dividends on common stock ($1.60;
     $1.585; and $1.55 per share) . . . . . .     (85,193)      (82,701)      (79,420)
 Dividends on preferred stock . . . . . . . .      (7,227)       (4,353)       (3,790)
 Other    . . . . . . . . . . . . . . . . . .      (3,141)       (2,412)       (5,416)

 Balance at end of year . . . . . . . . . . .     320,756       302,725       284,980

Unallocated Stock Held by Trustee for
 Deferred Savings and Employee Stock
 Ownership Plan:

 Balance at beginning of year . . . . . . . .     (34,419)      (36,098)      (37,631)
 Distributions. . . . . . . . . . . . . . . .       1,839         1,679         1,533

 Balance at end of year . . . . . . . . . . .     (32,580)      (34,419)      (36,098)

Total Common Shareholders' Equity at
 End of Year. . . . . . . . . . . . . . . . . $   955,520   $   911,232   $   866,891


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

Principles of consolidation:

      The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The Independent Power Group (IPG) includes the Company's Colstrip Unit 4 operations. All material intercompany sales and purchases between the Utility, Entech and the IPG have been eliminated from revenues and expenses in the Consolidated Statement of Income. All other significant intercompany items have also been eliminated. See Note 10 for details.

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

      Provisions for depreciation and depletion are recorded at amounts substantially equivalent to calculations made on straight-line and unit-of-production methods by application of various rates based on useful lives of properties determined from engineering studies. The provisions for utility depreciation and depletion approximated 2.7% for 1994, 1993, and 1992 of the depreciable and depletable utility plant at the beginning of the year.

      The Company and its subsidiaries have adopted two methods of accounting for oil and gas exploration and development costs. Entech's Oil Division uses the successful efforts method. The regulated natural gas utility capitalizes all costs associated with the successful development of a natural gas well and expenses those costs incurred on an unsuccessful well.

      The Company is a joint-owner of Colstrip Units 1, 2, and 3 and of transmission facilities serving these Units. At December 31, 1994, the Company's joint ownership percentage and investment in these Units and transmission facilities were:

                                        Units                    Transmission
                                        1 & 2        Unit 3       Facilities
                                              Thousands of Dollars

Ownership. . . . . . . . . . . .            50%           30%             30%*
Plant in service . . . . . . . .       180,725       280,791          50,046
Plant under construction . . . .           248         1,028               6
Accumulated depreciation . . . .        80,576        85,700          10,959

     *This is an approximate ownership percentage. The ownership percentages are generally based on capacity rights on the various segments of the transmission system.

     The Company also owns $36,321,000 and $33,024,000 of the Colstrip Unit 4 share of common production plant and transmission plant that had related accumulated depreciation of $11,755,000 and $5,786,000, respectively.

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

     In 1985, the Public Service Commission of Montana (PSC) approved an annual electric rate increase in the amount of $80,400,000 to be collected in accordance with a rate-moderation plan. During 1992, cash collected under this plan exceeded revenues recorded by $12,462,000. As of October 1992, all deferred revenues under the plan had been collected.

Regulatory assets:

     In the ratemaking process, tax costs and benefits related to certain temporary differences are recovered in rates on an as paid or "flow-through" basis. Financial Accounting Standards No. 109 "Accounting for Income Taxes," (SFAS No. 109) requires that tax assets and liabilities be reflected on the Balance Sheet on an accrual basis. This timing difference requires the Company to recognize a regulatory asset for taxes accrued but not yet recovered in rates. That regulatory asset was $146,844,000 and $143,447,000 as of December 31, 1994 and 1993 respectively.

     Included in other regulatory assets are costs related to the Company's Demand Side Management (DSM) programs in the amounts of $27,521,000 and $17,987,000 for 1994 and 1993, respectively. The amounts are included in the Company's rate base and are being charged to income over a ten-year period. Certain other costs have also been deferred pursuant to PSC orders of which significant amounts will also be charged to income within the next ten years.


Cash and cash equivalents:

     For the purposes of these financial statements, the Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for funds used during construction:

     The Company capitalizes, as a part of the cost of utility plant, an allowance for the cost of equity and borrowed funds required to finance construction work in progress. The rate used to compute the allowance is determined in accordance with a formula established by the FERC and was an average of 7.9% for 1994, 6.5% for 1993, and 7.3% for 1992. The Company capitalized an allowance for borrowed funds used during construction of $2,405,000, $1,372,000, and $1,255,000 for 1994, 1993, and 1992, respectively.

Allowance for funds used for conservation expenditures:

     The Company has been allowed by the PSC to capitalize, as part of its conservation expenditures, an allowance for the cost of equity and borrowed funds required to finance Demand Side Management expenditures. The rate used to capitalize the allowance is the Company's overall rate of return allowed by the PSC. The Company capitalized an allowance for borrowed funds used to finance DSM expenditures of $635,000, $561,000 and $290,000 for 1994, 1993 and
1992, respectively.

Income taxes:

     The Company and its U.S. subsidiaries file a consolidated U.S. income tax return. Consolidated U.S. income taxes are allocated to Utility, Entech, and IPG operations as if separate U.S. income tax returns were filed. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.
For further information on income taxes see "Regulatory Assets" in this note and also Note 4 - "Income Taxes."

Net income per share of common stock:

     Net income per share of common stock is computed for each year based upon the weighted average number of common shares outstanding. The effect of options outstanding under the Company's Long-Term Incentive Plan is not significant (see Note 5).

Financial instruments:

     In October 1994, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," effective for fiscal years ending after December 15, 1994. This statement requires disclosure about derivative financial instruments - futures, forwards, swap and option contracts, and other financial instruments with similar characteristics.

     Entech uses derivative financial instruments to manage the price risk associated with its oil and natural gas operations. Entech is authorized to use swaps, collars and options (caps and floors) as approved by a committee of its officers, to hedge up to 75% of its estimated production of oil and natural gas. At December 31, 1994, Entech held no derivative financial instruments.

     The Independent Power Group (IPG) has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and gas price fluctuations.

     Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could result in different estimated fair value amounts.

     Cash and temporary cash investments, accounts receivable, current assets, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.

     The carrying amounts and estimated fair value of the Company's other significant financial instruments at December 31, 1994 are as follows:

                                                                Estimated
                                               Carrying            Fair
                                                Amount            Value
                                                   Thousands of Dollars

Assets:
  Independent Power Investments. . . . . .     $   9,566        $    5,482
  Other Investments. . . . . . . . . . . .        31,690            31,875

Liabilities:
  Long-Term Debt . . . . . . . . . . . . .     $ 585,157        $  544,639

The following methods and assumptions were used to estimate fair value:

      Independent Power Investments - The fair value represents the Company's assessment of the present value of net future cash flows embodied in these investments, discounted to reflect current market rates of return. This represents only those investments accounted for on the cost basis. The investments accounted for on the equity basis are not presented.

      Other Investments - The carrying value of most of the investments approximates fair value as the investments have short maturities or the carrying value equals their cash surrender value. Other investments' fair value was estimated based on the discounted value of the future cash flows expected to be received using a rate of return expected on similar current investments.

      Long-Term Debt - The fair value was estimated using quoted market rates for the same or similar instruments. Where quotes were not available the fair value was estimated using the Company's year-end incremental borrowing rate.

Reclassifications:

      Certain reclassifications have been made to the prior year amounts to make them comparable to the 1994 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Contingencies:

      The Company's hydroelectric projects are operated under licenses issued by the FERC, which expire on varying dates from 1995 to 2035. When a license expires, it may be reissued to the Company, issued to a new licensee or the facility may be taken over by the United States. In either of the last two events, the Company would be entitled to compensation equivalent to its net investment in the project plus severance damages. In determining net investment in the project, the licenses provide that there may be deducted the amount contained in an appropriated retained earnings account, which shall be accumulated from a portion of the amount earned in excess of a specified reasonable rate of return after 20 years of operation under the license. At December 31, 1994, the amount of these appropriated retained earnings relating to the Company's hydroelectric projects as computed by the Company is estimated to be $6,238,000. The Board of Directors has appropriated retained earnings in the same amount for this purpose, thereby restricting their availability for dividend purposes.

      Under a joint 50-year license with the Confederated Salish and Kootenai Tribes (Tribes), the Company will own and operate the 180 megawatt Kerr Hydroelectric project until September 2015. The Tribes may take over the project anytime between 2015 and 2025 on one year's written notice in return for payment equal to the Company's remaining net investment. The Company pays the Tribes an annual rental fee that is adjusted yearly to reflect changes in the Consumer Price Index.

      In 1990, the Company filed with the FERC a plan (the Plan), prepared pursuant to the joint license issued by the FERC to the Company and the Tribes, to mitigate damages to, and to manage fish and wildlife habitat impacted by the operation of the Kerr Hydroelectric Project. The Plan provides for a one-time payment by the Company of $15,418,000 and annual payments of $965,000 which would be adjusted annually to reflect the effects of inflation and which are to be allocated between the Tribes and various groups.

      As part of its review of the Plan, FERC is preparing a draft environmental impact statement which is expected to suggest modifications to the Plan. In addition, the Department of Interior, pursuant to its authority under the Federal Power Act, has proposed certain conditions, requiring changes in the operation of the project, as well as non-operational measures which would be funded by an initial payment, annual payments based on a calculation of the Project's value as a base-load facility and further capital investments.

      While it cannot predict when or in what form the Plan finally will be approved, the Company expects that the cost of mitigation measures will be recovered through rates or from the Tribes if they exercise their right to take over the project and will not have a materially adverse effect on the Company's financial condition or results of operations.

      In November 1992, the Company filed with FERC its application to relicense nine Madison and Missouri River hydroelectric facilities with electric generating capacity totaling 292 megawatts. The application, in preparation since 1989, proposes an additional 74 megawatts of generation.
The total capital investment of relicensing, including physical improvements, environmental protection, mitigation and enhancement measures, is estimated at $173,000,000. Additional costs for operational changes, as well as annual payments for environmental protection, mitigation and enhancement, are estimated to be about $5,400,000 per year. The Company expects that the relicensing costs will be recovered through rates and, therefore, will not have a materially adverse effect on the Company's financial condition or results of operations.

      The coal supply agreement for Colstrip Units 1 and 2 between Puget Sound Power & Light Company (Puget) and the Company's Utility Division, as co-owners of the units, and Western Energy Company, as coal supplier, provides for periodic price redeterminations over the life of the contract, commencing in 1991. Negotiations with respect to the 1991 redetermination were unsuccessful and an arbitration proceeding was held in January 1995. A decision is expected in late March 1995. Based upon the positions of the parties, the estimated effect on pretax net income at December 31, 1994 would range from an increase of approximately $4,000,000 to a decrease of approximately $12,000,000 on coal sold to Puget and, in addition, an increase of approximately $2,000,000 to a decrease of $12,000,000 on coal sold to the Company's Utility Division. The Company believes Western presented a convincing position in the arbitration. Further, the Company believes because its electric rates have been adjusted by a coal cost disallowance, they should not be subject to further adjustment. The Company, however, cannot predict the outcome of the arbitration nor any related rate proceeding.

NOTE 3 - Commitments:

      The Company purchases approximately 600 million kWh annually under an Exchange Agreement with the Washington Public Power Supply System and the Bonneville Power Administration which expires in 1996. The rate is 4.7 cents per kWh in the contract year which began in July 1994 and will increase to approximately 4.8 cents per kWh in the final contract year beginning July 1995. In 1993, the Company entered into a contract to purchase 98 megawatts of seasonal capacity from Basin Electric Power Cooperative beginning in 1996. Based upon projected deliveries, the rate, including the capacity charge, will be approximately 3.3 cents per kWh in the contract year beginning in November 1996 and will increase each subsequent year to approximately 7.1 cents per kWh in the final contract year which begins in November 2009.

      The Company also has long-term purchase contracts with certain independent power producers and natural gas producers. The purchased power contracts provide for capacity payments subject to a facility meeting certain operating standards, and payments based on energy received. The purchased gas contracts provide for take-or-pay payments. The Entech Oil Division has various natural gas transportation contracts with terms that expire beginning in 1998.

      Total payments under these contracts for the prior three years were as follows:

                                                Thousands of Dollars

                        Years          Electric    Natural Gas      Entech
                 1992. . . . . . .    $  18,143    $    12,496     $  1,938
                 1993. . . . . . .       18,434         11,633        2,260
                 1994. . . . . . .       19,242         11,072        2,993

      The present value of future minimum payments, at an assumed discount rate of 8%, under the above agreements are estimated as follows:

                                                Thousands of Dollars

                        Years          Electric    Natural Gas      Entech
                 1995. . . . . . .    $   4,609     $   9,032      $  2,411
                 1996. . . . . . .        8,169         7,001         1,889
                 1997. . . . . . .       11,143         5,810         1,727
                 1998. . . . . . .       11,109         2,907         1,598
                 1999. . . . . . .       10,916         2,450         1,406
                 Remainder. . . ..      151,979         6,156         6,643
                   Total . . . . .    $ 197,925     $  33,356      $ 15,674

      In 1993, the Company entered into contracts for the construction of a second powerhouse at the Thompson Falls Hydroelectric Plant. Expenditures for the project to date have been $28,300,000, while the total costs for the next two years are expected to be $20,600,000.

      An Entech Coal Division coal lease purchase agreement requires minimum annual payments, beginning in 1991 in the amount of $1,125,000 escalated quarterly by the Gross National Product implicit price deflator. The payments will continue until the equivalent of $18,750,000, in 1986 dollars, has been paid. At December 31, 1994, the remaining payments under this agreement were $13,991,000. A similar agreement requires minimum annual payments of $1,000,000 through 1995. Under current mine plans, these payments should be recovered through coal sales.

      In 1990, a patented coal enhancement process developed by the Entech Coal Division was selected for funding under the U.S. Department of Energy (DOE) Clean Coal Technology Program. The Coal Division and a subsidiary of Northern States Power are partners in a five-year, $69,000,000 coal enhancement demonstration project at Colstrip, Montana. DOE is funding 50% and the partners share equally in the remaining 50% of the cost of the project. The Division's remaining commitment at December 31, 1994, was $2,809,000.

      The Entech Oil Division has agreed to supply approximately
138,000 Mmcf of natural gas to four cogeneration facilities over 10 to 16 years. The Oil Division has proven, developed and undeveloped reserves sufficient to supply all of the remaining natural gas required by these agreements.

      Rental expense for the prior three years was as follows:

                                        1994          1993          1992
                                              Thousands of Dollars

Colstrip Unit 4. . . .               $   32,226    $   32,226    $   32,226
Kerr project . . . . .                   12,172        11,837        11,486
Other. . . . . . . . .                   12,530        11,917        11,985
                                     $   56,928    $   55,980    $   55,697

     In addition, operating expenses include delay rentals paid by the Company to retain mineral rights before development of leased acreage. Delay rentals were $1,015,000, $1,021,000, and $999,000 in 1994, 1993, and 1992,
respectively.

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

     At December 31, 1994, the Company's future minimum operating lease payments are as follows:

                                                   Thousands of
              Year                                    Dollars

           1995. . . . . . . . . . . . . .         $     35,265
           1996. . . . . . . . . . . . . .               34,317
           1997. . . . . . . . . . . . . .               34,022
           1998. . . . . . . . . . . . . .               33,831
           1999. . . . . . . . . . . . . .               33,781
           Remainder . . . . . . . . . . .              356,260
               Total . . . . . . . . . . .         $    527,476

NOTE 4 - Income tax expense:

      Income before income taxes for the years ended December 31, 1994, 1993 and 1992 was as follows:

                                             1994        1993        1992
                                                  Thousands of Dollars

United States. . . . . . . . . . . . .    $  155,978  $  150,290  $  143,298

Canada . . . . . . . . . . . . . . . .         9,144       8,791       6,047

Brazil . . . . . . . . . . . . . . . .         3,696       2,250       3,359

                                          $  168,818  $  161,331  $  152,704


      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                               1994        1993        1992
                                                   Thousands of Dollars

Computed "expected" income tax expense . .  $  59,086   $  56,466   $  51,919

Adjustments for tax effects of:

   Statutory depletion in
      coal mining operations . . . . . . .     (4,983)     (3,775)     (5,920)
   General business and nonconventional
      fuel tax credits . . . . . . . . . .     (5,130)     (4,496)     (3,723)
   State income tax, net . . . . . . . . .      4,772       4,704       3,332
   Reversal of excess of U.S. utility
      income tax depreciation over
      financial accounting
      depreciation on utility plant
      additions. . . . . . . . . . . . . .      3,236       2,281       1,987

   Other . . . . . . . . . . . . . . . . .     (1,755)     (1,060)     (1,956)

Actual income tax expense. . . . . . . . .  $  55,226   $  54,120   $  45,639

   Income tax expense as shown in the Consolidated Statement of Income consists of the following components:

                                             1994        1993        1992
                                                   Thousands of Dollars

Current

  United States. . . . . . . . . . . .    $   38,519  $   31,039  $   38,252

  Canada . . . . . . . . . . . . . . .         3,093       3,235       3,162

  Brazil . . . . . . . . . . . . . . .         1,080

  State. . . . . . . . . . . . . . . .         7,742       3,522       8,307

                                              50,434      37,796      49,721

Deferred

  United States. . . . . . . . . . . .         4,426      13,664      (2,646)

  Canada . . . . . . . . . . . . . . .           850         374        (200)

  State. . . . . . . . . . . . . . . .          (484)      2,286      (1,236)

                                               4,792      16,324      (4,082)

                                          $   55,226  $   54,120  $   45,639

      Deferred tax liabilities (assets) are comprised of the following at December 31:
                                                         1994        1993
                                                       Thousands of Dollars

Plant Related. . . . . . . . . . . . . . . . . . .    $  379,401  $  372,236
Investment in nonutility generation projects . . .        21,752      16,370
Other. . . . . . . . . . . . . . . . . . . . . . .        21,309      16,260

Gross deferred tax liabilities . . . . . . . . . .       422,462     404,866

Coal reclamation . . . . . . . . . . . . . . . . .       (40,509)    (37,321)
Amortization of gain on sale/leaseback . . . . . .       (17,026)    (18,090)
Investment tax credit amortization . . . . . . . .       (31,665)    (32,801)
Other. . . . . . . . . . . . . . . . . . . . . . .       (20,392)    (14,937)

Gross deferred tax assets. . . . . . . . . . . . .      (109,592)   (103,149)
Net deferred tax liabilities (assets). . . . . . .       312,870     301,717

Plus current deferred tax assets-net . . . . . . .         9,965       8,063

Total noncurrent deferred tax liabilities
  (assets) . . . . . . . . . . . . . . . . . . . .    $  322,835  $  309,780

      The change in net deferred liabilities differs from current year deferred tax expense as a result of the following:

                                                               Thousands of
                                                                  Dollars
      Increase (decrease) in total noncurrent deferred tax
        liabilities (assets) . . . . . . . . . . . . . . . .   $     13,055
      Regulatory assets related to income taxes. . . . . . .         (3,397)
      Current deferred tax asset-net . . . . . . . . . . . .         (1,902)
      Amortization of investment tax credits . . . . . . . .         (1,748)
      Other. . . . . . . . . . . . . . . . . . . . . . . . .         (1,216)
        Deferred tax expense . . . . . . . . . . . . . . . .   $      4,792

NOTE 5 - Common stock:

      At December 31, 1994 and 1993, the Company had 120,000,000 shares of authorized common stock. The Company has a Shareholder Protection Rights Plan which provides one preferred share purchase right (Right) on each outstanding common share of the Company. Each Right entitles the registered holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Participating Preferred Shares, A Series, without par value. If it should become exercisable, each Right would have economic terms similar to one share of common stock of the Company. The Rights trade with the underlying shares and will, except under certain circumstances described in the Plan, expire on June 6, 1999, unless earlier redeemed or exchanged by the Company.

      The Company's Dividend Reinvestment and Stock Purchase Plan allows owners of common and preferred stock, as well as Montana utility customers, to reinvest the dividends paid on their common and preferred stock to purchase shares of common stock. Participants in the plan may also elect to invest by purchasing up to $15,000 per quarter of common stock.

      The Company has a Deferred Savings and Employee Stock Ownership
Plan (Plan) that covers all regular eligible employees. The Company, on behalf of the employee, contributes a percentage of the amount contributed to the Plan by the employee. In 1990, the Company borrowed $40,000,000 at an interest rate of 9.2% to be repaid in equal annual installments over 15 years. The proceeds of the loan were lent on similar terms to the Plan Trustee, which purchased 1,922,297 shares of Company common stock. The loan, which is reflected as long-term debt, is offset by a similar amount in common shareholders' equity as unallocated stock. Company contributions plus the dividends on the shares held under the Plan are used to meet principal and interest payments on the loan. Shares acquired with loan proceeds are allocated to Plan participants. As principal payments on the loans are made, long-term debt and the offset in common shareholders' equity are both reduced. At December 31, 1994, 610,379 shares had been allocated to the participants' accounts.

      Expense for the Plan is recognized using the Shares Allocated Method, and consists of the following for the three years ended December 31, 1994:

                                                 1994       1993       1992

                                                    Thousands of Dollars

     Principal allocated....................   $  2,663   $  2,663   $  2,663
     Interest incurred......................      3,114      3,275      3,422
     Dividends..............................     (3,046)    (3,028)    (3,014)
     Additional contribution................      2,952      2,310      1,766

          Total Expense.....................   $  5,683   $  5,220    $ 4,837

      The Company's amount of Plan costs funded, which currently is less than the aforementioned expense amounts, is included in utility rates.
Accordingly, the difference of $968,000, $758,000 and $694,000 for the years ending December 31, 1994, 1993 and 1992, respectively, were recorded as a reduction of Plan expense.

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

      Option activity is summarized below.

                                     Number              Option Price
                                    Of Shares             Per Share

       Outstanding
           December 31, 1991          657,447        $11.4375 - 26.50
              Granted                     -
              Exercised              (116,905)        11.4375 - 22.125
              Cancelled                (4,457)        11.4375 - 22.125

       Outstanding
           December 31, 1992          536,085        $14.25   - 26.50
              Granted                     -
              Exercised              (118,243)        14.25   - 26.50
              Cancelled                (5,532)        14.25   - 26.50

       Outstanding
           December 31, 1993          412,310        $14.25   - 26.50
              Granted                 117,100         22.625  - 25.625
              Exercised               (43,884)        14.25   - 26.50
              Cancelled                (4,540)        14.25   - 26.50

       Outstanding
           December 31, 1994          480,986        $17.25   - 26.50

       Options Exercisable at
           December 31, 1994          480,986

      Options were granted at 100% of the closing price on the New York Stock Exchange on the date granted, and expire ten years from that date. Options granted prior to January 1, 1987 must be exercised in the order granted.

      In 1994, 64,235 restricted stock awards were issued to certain Entech employees under the Long-Term Incentive Plan. Upon the achievement of performance and passage of time constraints, restrictions will be lifted and participants will retain, at no cost, the unrestricted shares. As they are earned, the awards are reflected as common stock and compensation expense on the Balance Sheet and Income Statement, respectively.

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

      The stated value and liquidation price of preferred shares is $100 for the $6.875 series, the $6.00 series and the $4.20 series and $25 for the $2.15 series, plus accumulated dividends. The preferred stock is redeemable at the option of the Company upon the written consent or affirmative vote of the holders of a majority of the common shares on thirty days notice at $110 per share for the $6.00 series, $103 per share for the $4.20 series and $25.25 per share for the $2.15 series, plus accumulated dividends. The $6.875 series is redeemable in whole or in part, at anytime on or after November 1, 2003 for a price beginning at $103.438 per share with annual decrements through the year 2013, after which the redemption price is $100 per share. At the annual meeting of shareholders in May 1994, shareholders approved a proposal permitting the redemption of the $2.15 series.

NOTE 7 - Long-term debt:

      Long-term debt consists of the following:
                                                           December 31
                                                       1994          1993
                                                      Thousands of Dollars
First Mortgage Bonds:
    7.7% series, due 1999......................     $   55,000    $   55,000
    7 1/2% series, due 2001....................         25,000        25,000
    7% series, due 2005........................         50,000        50,000
    8 1/4% series, due 2007....................         55,000        55,000
    8.95% series, due 2022.....................         50,000        50,000
    Secured Medium-Term Notes..................         88,000        43,000
    Pollution Control Revenue Bonds:
       City of Forsyth, Montana
          6 1/8% series, due 2023..............         90,205        90,205
          5.9% series, due 2023................         80,000        80,000
Sinking Fund Debentures:
    7 1/2%, due 1998...........................         17,000        17,500
ESOP Notes Payable, due 2004...................         31,943        33,850
Unsecured Medium-Term Notes, Series A..........         48,250        67,250
Long-Term Commercial Paper.....................                       20,000
Other..........................................         19,847        15,144
Unamortized Discount and Premium..........              (4,389)       (3,880)
                                                       605,856       598,069
Less:  Portion due within one year.............         16,980        26,199
                                                    $  588,876    $  571,870

First Mortgage Bonds:

      The Company's Mortgage and Deed of Trust imposes a first mortgage lien on all physical properties owned, exclusive of subsidiary company assets, and certain property and assets specifically excepted. The obligations collateralized are First Mortgage Bonds, including those First Mortgage Bonds securing Pollution Control Revenue Bonds set forth above, in the aggregate principal amount of $493,205,000 at December 31, 1994.

Secured Medium-Term Notes:

      At December 31, 1994 and 1993, the Company had outstanding $88,000,000 and $43,000,000 principal amount of Secured Medium-Term Notes, respectively, maturing from 3 to 30 years with interest rates varying between 7.20% and 8.11%.

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

      In November 1994, the Company sold $10,000,000 of Secured Medium-Term Notes, 7.6% series due 1997 and $10,000,000 of Secured Medium-Term Notes, 7.85% series due 1998, the proceeds of which were used to retire three series of unsecured Medium-Term Notes, $9,000,000 of the 8.78% series due November 1994, $5,000,000 of the 8.57% series due December 1994 and $5,000,000 of the
8.78% series due December 1994.

ESOP Notes Payable:

      In 1990, the Company borrowed $40,000,000 at an interest rate of 9.2% in a 15-year loan to be repaid in equal annual installments. The proceeds of the loan were used to purchase shares of the Company's stock to pre-fund a portion of the Company's matching requirements under the Deferred Savings and Employee Stock Ownership Plan. See Note 5 for further information.

Unsecured Medium-Term Notes, Series A:

      At December 31, 1994 and 1993, the Company had outstanding $48,250,000 and $67,250,000 principal amount of Medium-Term Notes, respectively, maturing from 1 to 28 years with interest rates varying between 8.68% and 8.90%.

      During 1994 the following Medium-Term Notes matured; on November 15, 1994, $9,000,000 of the 8.78% series due 1994, on December 15, 1994,
$5,000,000 of the 8.57% series due 1994, on December 20, 1994, $5,000,000 of the 8.78% series due 1994. As previously mentioned, the Company retired these notes with the proceeds from the sale of Secured Medium-Term Notes.

Revolving Credit Agreements:

      The Company has a Revolving Credit and Term Loan Agreement that allows it to borrow up to $60,000,000, all of which was unused at December 31, 1994. Under the agreement, borrowings outstanding at October 31, 1995, must be repaid in eight quarterly installments beginning in January 1996.

      Entech has a Revolving Credit and Term Loan Agreement with a group of banks that allows it to borrow up to $75,000,000, all of which was unused at December 31, 1994. Under the agreement, borrowings outstanding at September 30, 1997 must be repaid at maturity.

      Fixed or variable interest rate options are available under the facilities, with commitment fees on the unused portions.

      During the period 1995 through 1999, the Company is required to make the following maturity and sinking fund payments on long-term debt:

                                1995      1996      1997      1998      1999
                                              Thousands of Dollars

7.7% First Mortgage Bonds..                                           $ 55,000
Secured Medium-Term Notes..                       $ 10,000  $ 10,000
7 1/2% Sinking Fund
  Debentures...............   $    500  $    500       500    15,500
ESOP Notes Payable.........      2,082     2,274     2,483     2,712     2,961
Unsecured Medium-Term
  Notes....................     10,000     8,750     7,500     2,500     2,500
Other......................      4,398    12,613       303       301       300
                              $ 16,980  $ 24,137  $ 20,786  $ 31,013  $ 60,761

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

      At December 31, 1994, the Company had lines of credit consisting of $65,000,000 committed and $75,400,000 uncommitted, and Entech had lines of credit consisting of $15,000,000 committed and $25,000,000 uncommitted. There is a commitment fee on the unused portion of some of these facilities which is not significant. The Company has the ability, subject to the previously mentioned PSC limitation, to issue up to $125,000,000 of commercial paper and Entech up to $50,000,000 of commercial paper based on the total of unused committed lines of credit and revolving credit agreements.

      At December 31, 1994 and 1993, the Company's and Entech's short-term borrowing included the following:

                                              1994          1993
                                             Thousands of Dollars

        Notes payable to banks
          MPC..........................    $   90,000    $   43,900
          Entech.......................        14,000         8,000
        Commercial paper
          Entech.......................         9,989        16,965
                                           $  113,989    $   68,865

NOTE 9 - Retirement plans:

      The Company maintains trusteed, noncontributory retirement plans covering substantially all employees. Retirement benefits are based on salary, years of service and social security integration levels.

      In 1994 and 1993, pension costs funded were less than SFAS No. 87 pension expense by $2,770,000 and $1,887,000, respectively and the difference was recorded as a reduction of unearned revenue. The amount of utility pension costs funded are included in rates. In 1992, pension costs funded exceeded SFAS No. 87 pension expense by $969,000 and the differences were recorded as unearned revenue. At December 31, 1994, the cumulative amount by which SFAS No. 87 pension expense exceeded pension costs funded was $1,408,000.

      The assets of the plans consist primarily of domestic and foreign corporate stocks, domestic corporate bonds and U.S. Government securities.

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

      Net pension and benefit expense includes the following components:

                                             1994        1993        1992
                                                 Thousands of Dollars

  Service cost benefits earned during
    the period..........................  $    8,442  $    6,746  $    5,287

  Interest cost on projected benefit
    obligation..........................      13,430      12,077       9,978

  Actual return market value of assets..     (13,051)    (18,701)    (12,688)
  Net amortization and deferral.........       3,788      10,891       4,642

    Total net periodic pension and
      benefit expense...................  $   12,609  $   11,013  $    7,219

      The funded status of the pension and benefit plans is as follows:

                                                              December 31
                                                           1994        1993
                                                         Thousands of Dollars

     Actuarial present value of accumulated plan
       benefits
         Vested......................................    $ 119,298   $ 120,550
         Nonvested...................................       13,066      10,861

     Accumulated benefit obligation..................      132,364     131,411
     Effect of projected future compensation levels..       40,474      62,278

     Projected benefit obligation....................      172,838     193,689
     Plan assets at fair value.......................      153,916     150,913

     Plan assets less than projected
       benefit obligation............................      (18,922)    (42,776)

     Unrecognized net loss (gain) from past
       experience different from that assumed and
       effects of changes in assumptions.............       (9,402)     16,675
     Prior service cost not yet recognized in net
       periodic pension expense......................       11,498      14,567
     Unrecognized initial obligation.................        3,261       3,703

       Prepaid (Accrued) benefits expense............    $ (13,565)  $  (7,831)


      The following assumptions were used in the determination of actuarial present values of the projected benefit obligations:

                                                               December 31
                                                            1994         1993

     Assumed discount rates:
       Active service and vested terminations........       8.25%       7.00%
       Retired employees.............................       8.25%       7.00%

     Long-term rate of average compensation increase.    4.25%-5.20% 4.90%-5.45%

     Long-term rate on plan assets...................       8.50%       8.50%

      In addition to providing pension benefits, the Company and its subsidiaries provide certain health care and life insurance benefits for eligible retired employees. Until 1993, the cost of retiree health care and life insurance benefits was recognized as expense on a pay-as-you-go (cash) basis. The cost of these benefits in 1993 and 1992 was $1,387,000 and $1,267,000, respectively.

      In 1994, the Company established a pre-funding plan for postretirement benefits for utility employees retiring after January 1, 1993. Funding costs for the plan for 1994 were $1,487,000. The assets of the plan consist primarily of domestic and foreign corporate stocks, domestic corporate bonds and U.S. Government securities.

      The Company adopted SFAS No. 106 effective January 1, 1993.
SFAS No. 106 requires accrual of the expected cost of these postretirement benefits during the employees' years of service rather than when the costs are paid.

      In accordance with an Accounting Order issued by the PSC in 1992, the Company recorded as a deferred expense $600,000 and $2,100,000 representing the increased costs in 1994 and 1993, respectively, from adopting SFAS No. 106 for the Utility Division. In its April 28, 1994 Order, the PSC allowed the Company to include in rates the full OPEB cost on the accrual basis provided by SFAS No. 106, including the amortization of the amounts previously deferred under a PSC Accounting Order from January 1, 1993 to April 27, 1994. Consequently, as of April 28, 1994, the Company commenced recognition of these utility postretirement benefits in expense in accordance with SFAS No. 106. The incremental increase in 1994 consolidated expenses due to the utility SFAS No. 106 expense recognition was approximately $1,500,000.

      The cost of SFAS No. 106 adoption for the years ended December 31, 1994 and 1993, portions of which have been deferred or capitalized, includes the following components:

                                                        December 31
                                                     1994        1993
                                                   Thousands of Dollars

     Service cost on benefits earned
        during the year. . . . . . . . . . . . .   $  1,455    $  1,356

     Interest cost on projected benefit
        obligation . . . . . . . . . . . . . . .      2,323       2,296

     Actual return market value of assets. . . .        (38)

     Amortization of transition obligation . . .      1,535       1,492

     Total postretirement benefit cost . . . . .   $  5,275    $  5,144

The funded status of the postretirement benefit plans other than pensions is as follows:

                                                           December 31
                                                         1994        1993
                                                       Thousands of Dollars

     Accumulated benefit obligation:
       Fully eligible active employees . . . . . .     $  2,253    $  1,920
       Other active employees. . . . . . . . . . .       19,857      20,195
       Retirees. . . . . . . . . . . . . . . . . .        8,751      12,298
       Accumulated benefit obligation. . . . . . .       30,861      34,413
     Plan assets at fair value . . . . . . . . . .        1,479           0
     Plan assets less than projected
       benefit obligation. . . . . . . . . . . . .      (29,382)    (34,413)
     Unrecognized net transition obligation. . . .       25,560      27,519
     Unrecognized net loss (gain) from past
       experience different from that
       assumed and effects of changes
       in assumptions. . . . . . . . . . . . . . .       (2,417)      3,113
     Prepaid (Accrued) benefits expense. . . . . .     $ (6,239)   $ (3,781)

      The assumed 1994 health care cost trend rates used to measure the expected cost of benefits covered by the plans are 8.75% and 11% for the utility and non-utility operations, respectively. The utility trend rate decreases through 2002 to 6%. The nonutility trend rate decreases through 2004 to 5%. The trend rates are for pre-65 benefits since most of the plans provide a fixed dollar annual benefit for retirees over age 65. One Entech subsidiary's plan used a trend rate of 9% decreasing through 2003 to an ultimate rate of 5% for post-65 benefits. The effect of a 1% increase in each future year's assumed health care cost trend rates increases the service and interest cost from $3,800,000 to $4,200,000 and the accumulated postretirement benefit obligation from $29,400,000 to $32,300,000.

      On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," (SFAS No. 112) with respect to disability related benefits up to age 65. SFAS No. 112 requires the accrual of a liability or loss contingency for the estimated obligation for postemployment benefits. At December 31, 1993, the postemployment benefit liability for regulated utility operations was estimated to be $9,300,000, of which $2,400,000 had been accrued and included in rates. The remaining $6,900,000 was recorded in 1994 as a deferred charge and will be expensed and included in rates over the next ten years. The estimated December 31, 1993 postemployment benefit liability of $1,300,000 for non-utility operations has been charged to income in 1994. The Company is no longer self-insured for disability-related benefits resulting from claims occurring after December 31, 1993. Therefore, SFAS No. 112 will not apply to benefits after that date, except workman's compensation claims which are accrued and recovered in rates as previously discussed.

NOTE 10 - Information on industry segments:

      The Company's principal business includes regulated utility operations involving the generation, purchase, transmission and distribution of electricity and the production, purchase, transportation and distribution of natural gas. The Company, through Entech, engages in nonutility operations principally involving the mining and sale of coal, exploration for, and the development, production, processing and sale of oil and natural gas and the sale of telecommunication equipment and services. The Company, through its Independent Power Group (IPG), manages long-term power sales, develops and invests in independent power projects, and other energy-related businesses.

      Substantially all of the natural gas produced by the Company's Canadian utility operations has been sold to the Company's United States utility operations.

      Pre-tax operating income for the Utility, Entech, and IPG segments represents revenues excluding earnings from unconsolidated investments less all costs and expenses except interest and other (income) deductions-net. Immaterial intersegment sales are not disclosed.

      Identifiable assets of each industry segment are those assets used in the Company's operations in such industry segments. Corporate assets are principally miscellaneous special funds, cash and temporary cash investments, other investments and unallocable property. The assets of the Company's Canadian operations were $79,337,000, $80,553,000 and $84,202,000 at
December 31, 1994, 1993 and 1992, respectively.

Operations Information:

                                                           Year Ended
                                                        December 31, 1994
                                                       Thousands of Dollars

UTILITY                                              Electric      Natural Gas
Sales to unaffiliated customers. . . . . . .        $  427,686     $  107,105
Intersegment sales . . . . . . . . . . . . .             5,924            917
Pre-tax operating income . . . . . . . . . .            98,070         29,576
Earnings from unconsolidated investments . .
Depreciation, depletion, and amortization. .            40,699          9,445
Capital expenditures . . . . . . . . . . . .           108,933         41,969
Identifiable assets. . . . . . . . . . . . .         1,414,673        373,427

                                                             Oil and
ENTECH                                           Coal*     Natural Gas     Other
Sales to unaffiliated customers. . . . . .    $  255,247   $   97,994   $   24,096
Intersegment sales . . . . . . . . . . . .        42,201          254          787
Pre-tax operating income . . . . . . . . .        48,344       13,647        1,147
Earnings from unconsolidated investments .        (2,740)                       68
Depreciation, depletion and amortization .        12,649       18,464        1,945
Capital expenditures . . . . . . . . . . .        16,115       32,417          492
Identifiable assets. . . . . . . . . . . .       291,224      179,261       33,769

INDEPENDENT POWER GROUP
Sales to unaffiliated customers. . . . . . .        $   93,647
Intersegment sales . . . . . . . . . . . . .             1,461
Pre-tax operating income . . . . . . . . . .            10,912
Earnings from unconsolidated investments . .             2,080
Depreciation, depletion, and amortization. .             3,112
Capital expenditures . . . . . . . . . . . .             6,154
Identifiable assets. . . . . . . . . . . . .           159,138

CORPORATE
Sales to unaffiliated customers. . . . . . .
Intersegment sales . . . . . . . . . . . . .
Pre-tax operating income . . . . . . . . . .
Earnings from unconsolidated investments . .
Depreciation, depletion and amortization . .
Capital expenditures . . . . . . . . . . . .        $    1,231
Identifiable assets. . . . . . . . . . . . .            61,205


* Sales under one coal contract with Houston Light and Power Company amounted to $101,845,000.

Operations Information:

                                                           Year Ended
                                                        December 31, 1993
                                                       Thousands of Dollars
UTILITY                                              Electric      Natural Gas
Sales to unaffiliated customers. . . . . . .        $  426,746     $  110,696
Intersegment sales . . . . . . . . . . . . .             7,532            778
Pre-tax operating income . . . . . . . . . .           112,530         30,942
Earnings from unconsolidated investments . .
Depreciation, depletion and amortization . .            39,151          8,971
Capital expenditures . . . . . . . . . . . .            83,308         28,871
Identifiable assets. . . . . . . . . . . . .         1,325,073        355,641

                                                             Oil and
ENTECH                                           Coal*     Natural Gas     Other
Sales to unaffiliated customers. . . . . .    $  227,285   $  117,659   $   24,429
Intersegment sales . . . . . . . . . . . .        39,637          741          700
Pre-tax operating income . . . . . . . . .        45,220       14,974          714
Earnings from unconsolidated investments .        (2,130)      (3,228)        (177)
Depreciation, depletion, and amortization.        10,193       19,327        2,133
Capital expenditures . . . . . . . . . . .        26,253       38,547        1,875
Identifiable assets. . . . . . . . . . . .       276,158      169,310       36,374

INDEPENDENT POWER GROUP
Sales to unaffiliated customers. . . . . . .        $  119,189
Intersegment sales . . . . . . . . . . . . .             5,528
Pre-tax operating income . . . . . . . . . .            (4,465)
Earnings from unconsolidated investments . .             3,117
Depreciation, depletion and amortization . .             2,887
Capital expenditures . . . . . . . . . . . .             4,542
Identifiable assets. . . . . . . . . . . . .           163,550

CORPORATE
Sales to unaffiliated customers. . . . . . .
Intersegment sales . . . . . . . . . . . . .
Pre-tax operating income . . . . . . . . . .
Earnings from unconsolidated investments . .
Depreciation, depletion, and amortization. .
Capital expenditures . . . . . . . . . . . .        $      156
Identifiable assets. . . . . . . . . . . . .            59,921


* Sales under one coal contract with Houston Light and Power Company amounted to $98,569,000.

Operations Information:

                                                           Year Ended
                                                        December 31, 1992
                                                       Thousands of Dollars
UTILITY                                              Electric      Natural Gas
Sales to unaffiliated customers. . . . . . .        $  402,402     $   97,485
Intersegment sales . . . . . . . . . . . . .             4,783          1,054
Pre-tax operating income . . . . . . . . . .           104,574         22,305
Earnings from unconsolidated investments . .
Depreciation, depletion and amortization . .            37,180          8,302
Capital expenditures . . . . . . . . . . . .            76,111         20,233
Identifiable assets. . . . . . . . . . . . .         1,267,634        337,256

                                                             Oil and
ENTECH                                           Coal*     Natural Gas     Other
Sales to unaffiliated customers. . . . . .    $  228,873   $   90,252   $   30,624
Intersegment sales . . . . . . . . . . . .        45,892        1,021          467
Pre-tax operating income . . . . . . . . .        48,892       13,220        1,296
Earnings from unconsolidated investments .          (682)         709       (1,151)
Depreciation, depletion and amortization .        11,259       19,607        2,665
Capital expenditures . . . . . . . . . . .        10,761       29,722        3,586
Identifiable assets. . . . . . . . . . . .       246,397      163,066       39,992

INDEPENDENT POWER GROUP
Sales to unaffiliated customers. . . . . . .        $   93,053
Intersegment sales . . . . . . . . . . . . .             2,552
Pre-tax operating income . . . . . . . . . .             2,668
Earnings from unconsolidated investments . .             1,839
Depreciation, depletion and amortization . .             2,720
Capital expenditures . . . . . . . . . . . .            19,489
Identifiable assets. . . . . . . . . . . . .           164,777

CORPORATE
Sales to unaffiliated customers. . . . . . .
Intersegment sales . . . . . . . . . . . . .
Pre-tax operating income . . . . . . . . . .
Earnings from unconsolidated investments . .
Depreciation, depletion, and amortization. .
Capital expenditures . . . . . . . . . . . .        $      601
Identifiable assets. . . . . . . . . . . . .            66,300


* Sales under one coal contract with Houston Light and Power Company amounted to $72,729,000.
/TABLE

                                 SUPPLEMENTARY DATA
                      OIL AND NATURAL GAS PRODUCING ACTIVITIES

For the years ended December 31, 1994, 1993 and 1992 net recoverable oil and natural gas reserves, excluding royalty volumes and volumes controlled under purchase contract, of the Utility and Entech operations were estimated as follows:
                                                                  1994
                                                     U.S.        CANADA     STORAGE
PROVED DEVELOPED AND UNDEVELOPED RESERVES:
UTILITY OPERATIONS:
  Natural Gas (Mmcf):
    Beginning Balance                                80,070        98,871    56,318
    Production                                       (4,742)       (3,350)
    Additions                                            87           570       230
    (Sales) and Purchases of Reserves in Place
    Revisions - Other                                 5,147           480
    Revisions - Price
      Ending Balance                                 80,562        96,571    56,548

ENTECH OPERATIONS:
  Natural Gas (Mmcf):
    Beginning Balance                               140,923        59,071
    Production                                       (9,444)       (7,785)
    Additions                                         4,683        13,830
    (Sales) and Purchases of Reserves in Place        2,250         5,866
    Revisions - Other                                14,385         4,987
    Revisions - Price                                   365         3,314
      Ending Balance                                153,162        79,283

  Natural Gas
    Liquids (Bbls):
    Beginning Balance                             3,682,700     1,508,100
    Production                                     (376,650)     (172,600)
    Additions                                       103,300       365,300
    (Sales) and Purchases of Reserves in Place     (116,298)       81,184
    Revisions - Other                              (199,552)      217,216
    Revisions - Price                                16,800           300
      Ending Balance                              3,110,300     1,999,500

  Oil (Bbls):
    Beginning Balance                             6,238,700     4,511,600
    Production                                     (440,040)     (709,248)
    Additions                                        77,800     1,497,400
    (Sales) and Purchases of Reserves in Place      821,276      (215,042)
    Revisions - Other                              (740,736)     (135,310)
    Revisions - Price                               122,700       (14,400)
      Ending Balance                              6,079,700     4,935,000

                                                          1994
                                                     U.S.        CANADA
PROVED DEVELOPED RESERVES:

UTILITY OPERATIONS:
  Natural Gas (Mmcf):
    Ending Balance                                   79,731        96,571

ENTECH OPERATIONS:
  Natural Gas (Mmcf):
    Ending Balance                                   89,305        65,454

  Natural Gas Liquids (Bbls):
    Ending Balance                                2,588,700     1,634,200

  Oil (Bbls):
    Ending Balance                                3,194,600     3,437,600

                                                                 1993
                                                     U.S.       CANADA    STORAGE
PROVED DEVELOPED AND UNDEVELOPED RESERVES:
UTILITY OPERATIONS:
  Natural Gas (Mmcf):
    Beginning Balance                                83,264      101,220   59,075
    Production                                       (5,587)      (3,927)
    Additions                                                        788   (2,757)
    (Sales) and Purchases of Reserves in Place
    Revisions - Other                                 2,393          790
    Revisions - Price
      Ending Balance                                 80,070       98,871   56,318

ENTECH OPERATIONS:
  Natural Gas (Mmcf):
    Beginning Balance                               133,421       41,620
    Production                                      (10,740)      (6,735)
    Additions                                        24,414       17,758
    (Sales) and Purchases of Reserves in Place         (130)       1,024
    Revisions - Other                                (4,937)         (74)
    Revisions - Price                                (1,105)       5,478
      Ending Balance                                140,923       59,071

  Natural Gas
    Liquids (Bbls):
    Beginning Balance                             1,071,700      907,500
    Production                                     (143,059)    (134,509)
    Additions                                       597,100      452,766
    (Sales) and Purchases of Reserves in Place     (861,059)      (8,353)
    Revisions - Other                             3,030,018      236,058
    Revisions - Price                               (12,000)      54,638
      Ending Balance                              3,682,700    1,508,100

  Oil (Bbls):
    Beginning Balance                             3,877,900    4,793,400
    Production                                     (528,408)    (917,992)
    Additions                                     3,157,100    1,208,328
    (Sales) and Purchases of Reserves in Place       55,811     (115,014)
    Revisions - Other                              (127,288)    (373,231)
    Revisions - Price                              (196,415)     (83,891)
      Ending Balance                              6,238,700    4,511,600

                                                          1993
                                                     U.S.       CANADA
PROVED DEVELOPED RESERVES:

UTILITY OPERATIONS:
  Natural Gas (Mmcf):
    Ending Balance                                   79,239       98,871

ENTECH OPERATIONS:
  Natural Gas (Mmcf):
    Ending Balance                                   89,372       51,437

  Natural Gas Liquids (Bbls):
    Ending Balance                                3,088,600    1,314,300

  Oil (Bbls):
    Ending Balance                                3,190,000    4,265,400
/TABLE

                                                                 1992
                                                     U.S.       CANADA    STORAGE

PROVED DEVELOPED AND UNDEVELOPED RESERVES:
UTILITY OPERATIONS:
  Natural Gas (Mmcf):
    Beginning Balance                                87,970      102,609   59,545
    Production                                       (5,724)      (2,951)
    Additions                                                                (470)
    (Sales) and Purchases of Reserves in Place           266
    Revisions - Other                                   752        1,562
    Revisions - Price
      Ending Balance                                 83,264      101,220   59,075

ENTECH OPERATIONS:
  Natural Gas (Mmcf):
    Beginning Balance                               119,245       36,887
    Production                                       (8,758)      (6,748)
    Additions                                         6,874        5,288
    (Sales) and Purchases of Reserves in Place        2,603          227
    Revisions - Other                                 9,603        2,771
    Revisions - Price                                 3,854        3,195
      Ending Balance                                133,421       41,620

  Natural Gas
    Liquids (Bbls):
    Beginning Balance                               685,600    1,395,400
    Production                                     (138,226)     (87,997)
    Additions                                       517,581          700
    (Sales) and Purchases of Reserves in Place                    (1,185)
    Revisions - Other                                 6,745     (426,218)
    Revisions - Price                                             26,800
      Ending Balance                              1,071,700      907,500

  Oil (Bbls):
    Beginning Balance                             3,981,000    3,773,615
    Production                                     (590,573)    (963,192)
    Additions                                       731,174    1,106,684
    (Sales) and Purchases of Reserves in Place       73,934       89,369
    Revisions - Other                              (401,035)     694,224
    Revisions - Price                                83,400       92,700
      Ending Balance                              3,877,900    4,793,400

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

SUPPLEMENTARY DATA
Oil and Natural Gas Producing Activities (Cont.)

      As determined by engineers, utility natural gas reserves were revised during 1994, 1993 and 1992 due to a change in projected performance or a change in the Company's ownership interest in specific fields.

      In 1994, Entech's U.S. oil and natural gas reserves increased as a result of the acquisition of oil interests in Kansas and the drilling of 25 development wells and 6 exploratory wells in Colorado, Montana, Oklahoma, and Wyoming. Natural gas liquid reserves decreased due to a lower liquid recovery factor experienced at the Fort Lupton, Colorado, gas processing plant. Higher oil market prices contributed to an upward revision in U.S. reserves. The Canadian companies participated in 21 development wells and 7 exploratory wells. Significant natural gas and natural gas liquid reserves were added as a result of exploratory well discoveries in the Grand Prairie and Saddle Lake areas of Alberta. A development well in the Caroline area in Alberta extended the new pool discovery from 1993. Significant oil reserves were added at Manyberries because of a new pool discovery and development drilling in 1994.

      In 1993, Entech's U.S. oil and natural gas reserves increased as a result of the drilling of 55 development wells and 10 exploratory wells in Colorado, North Dakota, Wyoming, Oklahoma and Kansas. Natural gas liquid reserves increased due to the startup of the Fort Lupton, Colorado, gas processing plant in September 1993. Lower oil market prices contributed to downward revisions in U.S. reserves. The Canadian companies participated in 26 development and 13 exploratory wells. Significant gas reserves were added from discoveries in the exploratory wells. Additions in oil reserves were the result of two successful secondary recovery schemes completed in the Manyberries area in Southern Alberta during 1993. Revisions due to price and performance resulted in a net increase in natural gas liquid reserves and a net decrease in oil reserves.

      In 1992, the drilling of 43 development wells and one exploratory well in Colorado, Wyoming, and Oklahoma, resulted in additions to Entech's oil and gas reserves in the United States. Price changes also added to the reserves of existing properties. The Canadian companies participated in 59 development and two exploratory wells, resulting in the addition of significant oil and gas reserves. Revisions due to price and improved performance provided a net increase in oil and gas reserves. Natural gas liquid reserves decreased due to a downward revision in unit working interest in the recently developed Shell Caroline area in Alberta.

      The following table presents information for 1994, 1993 and 1992 on the capitalized costs relating to utility natural gas producing activities, costs incurred in utility natural gas property acquisition, exploration and development activities and certain utility natural gas production costs reflected in results of operations. As a regulated public utility, the Company is authorized to earn a rate of return on its utility natural gas plant rate base. The Company's cost of acquiring utility natural gas reserves and the net cost of natural gas in underground storage are included in the natural gas plant which is a part of the utility rate base. Due to the commingling of produced natural gas with purchased and royalty natural gas for sale to utility customers and application of the ratemaking process to the utility natural gas producing activities, the Company is unable to identify revenues resulting solely from utility natural gas producing activities. Accordingly, the information on revenues, income taxes, results of operations and estimated future net cash flows and changes therein relating to proved utility natural gas reserves are not presented for the Company's utility natural gas producing activities.

                                     1994              1993              1992
                               United            United            United
                               States   Canada   States   Canada   States   Canada
UTILITY OPERATIONS                              Thousands of Dollars
At December 31:
Capitalized costs relating
  to natural gas producing
  activities . . . . . . .    $ 95,713 $ 36,904 $ 90,711 $ 35,786 $ 90,416 $ 35,592
Accumulated depreciation,
  depletion and valuation
  allowances . . . . . . .      48,913   19,386   44,516   18,815   43,003   18,500

  Net capitalized costs. .    $ 46,800 $ 17,518 $ 46,195 $ 16,971 $ 47,413 $ 17,092

For the year ended
  December 31:

Costs incurred in natural
  gas property acquisition,
  exploration and
  development activities:

    Acquisition of
      properties . . . . .    $    414 $    259 $     46 $     27 $    148 $      7
    Exploration. . . . . .         358      231      386      244      361      237
    Development. . . . . .       5,158    1,203    1,528      496    1,208      329

Costs reflected in results
  of operations:

  Production costs . . . .       5,090    1,348    5,403    1,391    4,789    1,119
  Exploration expenses . .         128      231      148      244      361      237
  Development expenses . .         165      197       90       59      159      130
  Depreciation, depletion
    and valuation
    provisions . . . . . .       2,607      487    2,564      283    2,421      511

      The following table presents information for 1994, 1993 and 1992 on the capitalized costs relating to Entech oil and natural gas producing activities, costs incurred in Entech oil and natural gas property acquisition, exploration and development activities and results of Entech operations for oil and natural gas producing activities:

                                     1994              1993              1992
                               United            United            United
                               States   Canada   States   Canada   States   Canada
ENTECH OPERATIONS                               Thousands of Dollars

At December 31:
Capitalized costs relating
  to oil and natural gas
  producing activities . .    $145,639 $ 78,667 $136,949 $ 88,596 $121,119 $ 85,306
Accumulated depreciation,
  depletion and valuation
  allowances . . . . . . .      39,534   27,247   36,725   34,426   31,428   28,743

    Net capitalized costs.    $106,105 $ 51,420 $100,224 $ 54,170 $ 89,691 $ 56,563

For the year ended
  December 31:

Costs incurred in oil and
  natural gas property
  acquisition, exploration
  and development
  activities:

    Acquisition of
      properties . . . . .    $  8,134 $  5,866 $  1,700 $  2,638 $  2,629 $  1,774
    Exploration. . . . . .       2,513    1,924    2,838    2,711    1,554    1,839
    Development. . . . . .      11,514    4,068   26,279    5,721   15,729    9,183

ENTECH OPERATIONS

Results of operations for
  oil and natural gas
  producing activities:

  Revenues . . . . . . . .    $ 25,319 $ 22,542 $ 30,713 $ 23,435 $ 25,739 $ 23,541
  Production costs . . . .       7,261    7,404    9,459    7,629    7,685    7,908
  Exploration expenses . .       1,610    1,426    2,123    2,184    1,317    1,829
  Depreciation, depletion
    and valuation
    provisions . . . . . .      10,533    7,669   10,386    8,707    9,895    9,515
                                 5,915    6,043    8,745    4,915    6,842    4,289

  Income tax expenses. . .          25    2,679      978    2,179      687    1,901

Results of operations from
  producing activities
  (excluding corporate
  overhead and interest
  cost). . . . . . . . . .    $  5,890 $  3,364 $  7,767 $  2,736 $  6,155 $  2,388

SUPPLEMENTARY DATA
Oil and Natural Gas Producing Activities (Cont.)

      Estimated future cash flows are computed by applying year-end prices and contract prices, when appropriate, of oil and natural gas to year-end quantities of proved reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs. Estimated future income tax expenses are calculated by applying year-end statutory tax rates to estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved. The future income tax expenses give effect to permanent differences, tax credits and deferred taxes relating to proved oil and natural gas reserves.

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

                   Standardized Measure of Discounted Future
                Net Cash Flows and Changes Therein Relating to
                      Proved Oil and Natural Gas Reserves

                                                          December 31
                                              1994                       1993
                                       United                    United
                                       States       Canada       States      Canada
                                                   Thousands of Dollars
Future cash inflows. . . . . . . .  $   603,543  $   185,877  $   597,493 $   166,455
Future production and
  development costs. . . . . . . .      200,004       69,043      227,093      44,367
Future income tax expenses . . . .      114,953       29,952      106,670      31,003

Future net cash flows. . . . . . .      288,586       86,882      263,730      91,085
10% annual discount for
  estimated timing
  of cash flows. . . . . . . . . .      122,835       23,382      113,062      22,320

Standardized measure of
  discounted future net
  cash flows . . . . . . . . . . .  $   165,751  $    63,500  $   150,668 $   68,765


    The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Sales and transfers of oil and
  gas produced, net of
  production costs . . . . . . . .  $   (18,058) $   (15,137) $  (21,254)  $  (15,807)
Net changes in prices,
  development and production
  costs. . . . . . . . . . . . . .        1,939      (15,010)     (4,707)       4,744
Extensions, discoveries, and
  improved recovery, less
  related costs. . . . . . . . . .       13,454       18,687      45,772       23,655

Revisions of previous quantity
  estimates. . . . . . . . . . . .       12,868        3,449      (4,521)       2,346
Accretion of discount. . . . . . .       18,839        8,198      15,745        6,470
Net change in income taxes . . . .       (4,683)       1,895     (10,327)      (9,016)
Other. . . . . . . . . . . . . . .       (9,276)      (7,347)        (91)      (4,128)


      Extensions, discoveries, and improved recovery, less related costs, represent the present value of current year reserve additions valued at year-end prices less actual unit production costs for the current year. For the years 1994 and 1993, the amount described as other is primarily the result of changes in the timing of production.

Quarterly Financial Data

      Operating revenues, operating income and net income in thousands of dollars and net income per common share for the four quarters of 1994 and 1993 are shown in the tables below. Operating revenues and income include intersegment sales and expenses. Due to the seasonal nature of the utility business, the annual amounts are not generated evenly by quarter during the year.
                                                     Quarter Ended

                                     Dec. 31,    Sept. 30,     June 30,     Mar. 31,
                                      1994         1994          1994         1994
Utility Operating Revenues . . . .  $ 166,711    $ 110,394     $ 104,315    $ 160,212
Utility Operating Income . . . . .     55,546        8,670        10,728       52,702
Utility Net Income . . . . . . . .     27,843          130         1,162       26,274

Entech Operating Revenues. . . . .    109,503      107,796        91,379      109,229
Entech Operating Income. . . . . .     15,715       15,574        12,141       17,036
Entech Net Income. . . . . . . . .     13,896       12,393         9,772       11,827

Independent Power Group
  Operating Revenues . . . . . . .     27,070       27,404        21,729       20,985
Independent Power Group
  Operating Income . . . . . . . .      6,555        5,573            84          780
Independent Power Group Net
  Income (Loss). . . . . . . . . .      3,686        5,758          (225)       1,076

Consolidated Net Income. . . . . .     45,425       18,281        10,709       39,177

Net Income Per Share of Common
  Stock. . . . . . . . . . . . . .       0.82         0.31          0.17         0.70


                                                     Quarter Ended

                                     Dec. 31,    Sept. 30,     June 30,     Mar. 31,
                                      1993         1993          1993         1993

Utility Operating Revenues . . . .  $ 169,249    $ 107,143     $ 100,411    $ 168,949
Utility Operating Income . . . . .     63,395       14,609         7,902       57,566
Utility Net Income (Loss). . . . .     31,958        1,638        (1,736)      28,202

Entech Operating Revenues. . . . .    107,227      108,887        84,781      104,021
Entech Operating Income. . . . . .     16,747       14,706         7,862       16,058
Entech Net Income. . . . . . . . .     17,557       11,214         6,723       11,696

Independent Power Group
  Operating Revenues . . . . . . .     31,707       31,464        35,095       29,568
Independent Power Group
  Operating Loss . . . . . . . . .       (591)        (448)         (262)         (47)
Independent Power Group Net
  Income (Loss). . . . . . . . . .        610         (795)           (3)         147

Consolidated Net Income. . . . . .     50,125       12,057         4,984       40,045

Net Income Per Share of Common
  Stock. . . . . . . . . . . . . .       0.93         0.21          0.08         0.76

ITEM  9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

      None.

                                   PART III


ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      See Item 1.  Business - "Executive Officers."

      Information on Directors is incorporated by reference from the Company's Notice of 1995 Annual Meeting of Shareholders and Proxy Statement, pages 1-3.

ITEM 11.    EXECUTIVE COMPENSATION

      Incorporated by reference from Notice of 1995 Annual Meeting of Shareholders and Proxy Statement, pages 5-8.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from Notice of 1995 Annual Meeting of Shareholders and Proxy Statement, pages 3-4.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from Notice of 1995 Annual Meeting of Shareholders and Proxy Statement, page 14.

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

                Date                            Subject

           None

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

3. Exhibits                                        Incorporation by Reference
                                                                Previous
                                                    Previous     Exhibit
                                                     Filing    Designation

    3(a)     Restated Articles of Incorporation    33-42882     4(a)
    3(a)(1)  Restated Articles of Incorporation    33-56739     3(a)
    3(a)(2)  Amendments to the Restated Articles
               of Incorporation                    33-56739     3(a)
    3(b)     By-laws, as amended                   33-42882     4(b)
    3(b)(1)  Amendments to By-laws
    4(a)     Mortgage and Deed Trust               2-5927       7(e)
    4(b)     First Supplemental Indenture          2-10834      4(e)
    4(c)     Second Supplemental Indenture         2-14237      4(d)
    4(d)     Third Supplemental Indenture          2-27121      2(a)-5
    4(e)     Fourth Supplemental Indenture         2-36246      2(a)-6
    4(f)     Fifth Supplemental Indenture          2-39536      2(a)-7
    4(g)     Sixth Supplemental Indenture          2-49884      2(a)-8(a)
    4(h)     Seventh Supplemental Indenture        2-52268      2(a)-9
    4(i)     Eighth Supplemental Indenture         2-53940      2(a)-10
    4(j)     Ninth Supplemental Indenture          2-55036      2(a)-11
    4(k)     Tenth Supplemental Indenture          2-63264      2(a)-12
    4(l)     Eleventh Supplemental Indenture       2-86500      2(a)-13
    4(m)     Twelfth Supplemental Indenture        33-42882     4(c)
    4(n)     Thirteenth Supplemental Indenture     33-55816     4(a)-14
    4(o)     Fourteenth Supplemental Indenture     33-64576     4(c)
    4(p)     Fifteenth Supplemental Indenture      33-64576     4(d)
    4(q)     Sixteenth Supplemental Indenture      33-50235     99(a)
    4(r)     Seventeenth Supplemental Indenture    33-56739     99(a)
    4(s)     Eighteenth Supplemental Indenture     33-56739     99(b)


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

                                                   Incorporation by Reference

                                                               Previous
                                                    Previous    Exhibit
                                                     Filing   Designation

    4(t)       Rights Agreement dated as of        33-42882   4(d)
               June 6, 1989, between The
               Montana Power Company and First
               Chicago Trust Company of New
               York, as Rights Agent

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
               Management Executives               Form 10-K

   10(a)(v)(1) Amendments to Termination
               Compensation Agreements with
               Senior Management Executives

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

   27          Financial Data Schedule

                        THE MONTANA POWER COMPANY AND SUBSIDIARIES
              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   Thousands of Dollars

     COLUMN A        COLUMN B         COLUMN C           COLUMN D    COLUMN E
                    Balance           Additions
                        at      Charged to  Charged to               Balance
                    beginning   costs and     other                  at close
    Description     of period    expenses    accounts   Deductions  of period
                                                         (Note a)

Year Ended:

December 31, 1994
Reserves deducted
in balance sheet
from assets to
which they apply:
Doubtful accounts
  Utility           $      748  $      781  $           $      721  $      808
  Entech                   643         156          (9)        174         616

    Total           $    1,391  $      937  $       (9) $      895  $    1,424

December 31, 1993
Reserves deducted
in balance sheet
from assets to which
they apply:
Doubtful accounts
  Utility           $      688  $      764  $           $      704  $      748
  Entech                   529         391          17         294         643

    Total           $    1,217  $    1,155  $       17  $      998  $    1,391

December 31, 1992
Reserves deducted
in balance sheet
from assets to which
they apply:
Doubtful accounts
  Utility           $      628  $    1,361  $           $    1,301  $      688
  Entech                   387         345           3         206         529

    Total           $    1,015  $    1,706  $        3  $    1,507  $    1,217

NOTES:
(a) Deductions are of the nature for which the reserves were created.  In the case of the reserve for doubtful accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.
/TABLE

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONTANA POWER COMPANY



By /s/ Daniel T. Berube
   Daniel T. Berube
   (Chairman of the Board)



Date March 21, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                         Title                  Date




/s/ Daniel T. Berube               Principal Executive
Daniel T. Berube                   Officer and Director        March 21, 1995
(Chief Executive Officer)



/s/ J. P. Pederson                 Principal Financial
J. P. Pederson                     and Accounting Officer      March 21, 1995
(Vice President and Chief            and Director
  Financial Officer)



/s/ Alan F. Cain                   Director                    March 21, 1995
Alan F. Cain


/s/ R. D. Corette                  Director                    March 21, 1995
R. D. Corette

/s/ Kay Foster                     Director                    March 21, 1995
Kay Foster


/s/ Robert P. Gannon               Director                    March 21, 1995
Robert P. Gannon


/s/ Beverly D. Harris              Director                    March 21, 1995
Beverly D. Harris


/s/ Chase T. Hibbard               Director                    March 21, 1995
Chase T. Hibbard


/s/ Daniel P. Lambros              Director                    March 21, 1995
Daniel P. Lambros


/s/ Carl Lehrkind, III             Director                    March 21, 1995
Carl Lehrkind, III


/s/ James P. Lucas                 Director                    March 21, 1995
James P. Lucas


/s/ Arthur K. Neill                Director                    March 21, 1995
Arthur K. Neill


/s/ George H. Selover              Director                    March 21, 1995
George H. Selover


/s/ N. E. Vosburg                  Director                    March 21, 1995
N. E. Vosburg

                      Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 33-56739, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 33-64922, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 33-43655, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 No. 33-64576, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 No. 33-24952, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 No. 33-28096, to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 33-32275 and to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 No. 33-55816 of our report dated
February 10, 1995 appearing on page 51 of The Montana Power Company's Annual Report on Form 10-K for the year ended December 31, 1994.



PRICE WATERHOUSE LLP




Portland, Oregon
March 23, 1995

                                 EXHIBIT INDEX

Exhibit (3)(b)(1)
      Amendments to By-laws

Exhibit 10(a)(v)(1)
      Amendments to Termination Compensation
      Agreements with Senior Management Executives

Exhibit 12
      Statement re computation of ratio earnings to Fixed Charges

Exhibit 21
      Subsidiaries of the registrant

Exhibit 27
      Financial Data Schedule