Form 10-Q
period 1995-03-31
MONTANA POWER CO /MT/
filed 1995-05-15
CIK 67727

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
                   ________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

      On May 5, 1995, the Company had 54,024,688 shares of common stock outstanding.

                                             PART I
                                      FINANCIAL STATEMENTS
                           THE MONTANA POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME

                                                                   For the Three Months Ended
                                                                   March 31,       March 31,
                                                                    1995            1994
                                                                    Thousands of Dollars
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .    $     262,287   $    277,816

EXPENSES:
  Operations. . . . . . . . . . . . . . . . . . . . . . . . .          114,113        111,052
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . .           15,340         16,312
  Selling, general and administrative . . . . . . . . . . . .           27,362         30,667
  Taxes other than income taxes . . . . . . . . . . . . . . .           21,920         26,055
  Depreciation, depletion and amortization. . . . . . . . . .           22,565         22,223
                                                                       201,300        206,309

    INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . .           60,987         71,507

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . .           10,955         10,781
  Other (income) deductions-net . . . . . . . . . . . . . . .           (1,576)           120
                                                                         9,379         10,901

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .           17,276         21,428

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .           34,332         39,178
DIVIDENDS ON PREFERRED STOCK. . . . . . . . . . . . . . . . .            1,807          1,807

NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .    $      32,525   $     37,371

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000) . . . . . .           53,738         52,743

NET INCOME PER SHARE OF COMMON STOCK. . . . . . . . . . . . .    $        0.61   $       0.71


The accompanying notes are an integral part of these statements.

/TABLE

                           THE MONTANA POWER COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET

                                           A S S E T S

                                                                   March 31,     December 31,
                                                                     1995            1994
                                                                     Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
  UTILITY PLANT (includes $83,558 and $79,510
    plant under construction)
    Electric. . . . . . . . . . . . . . . . . . . . . . . . .    $   1,628,780   $   1,608,615
    Natural gas . . . . . . . . . . . . . . . . . . . . . . .          464,032         463,134
                                                                     2,092,812       2,071,749

  Less - accumulated depreciation and depletion . . . . . . .          634,672         619,195
                                                                     1,458,140       1,452,554
  ENTECH PROPERTY (includes $6,402 and $3,030
    property under construction). . . . . . . . . . . . . . .          548,380         530,167

  Less - accumulated depreciation and depletion . . . . . . .          196,389         189,926
                                                                       351,991         340,241

  INDEPENDENT POWER GROUP PROPERTY (includes $2,573 and
    $671 property under construction) . . . . . . . . . . . .           72,176          70,253

  Less - accumulated depreciation . . . . . . . . . . . . . .           17,126          17,560
                                                                        55,050          52,693
                                                                     1,865,181       1,845,488
MISCELLANEOUS INVESTMENTS (at cost):
  Independent power investments . . . . . . . . . . . . . . .           54,182          54,397
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           50,244          49,713
                                                                       104,426         104,110
CURRENT ASSETS:
  Cash and temporary cash investments . . . . . . . . . . . .           13,914          21,564
  Accounts receivable . . . . . . . . . . . . . . . . . . . .          128,001         159,975
  Materials and supplies (principally at average cost). . . .           47,651          47,937
  Prepayments and other assets. . . . . . . . . . . . . . . .           69,992          65,154
                                                                       259,558         294,630
DEFERRED CHARGES:
  Advanced coal royalties . . . . . . . . . . . . . . . . . .           22,551          22,939
  Regulatory assets related to income taxes . . . . . . . . .          146,927         146,844
  Regulatory assets - other . . . . . . . . . . . . . . . . .           51,208          49,880
  Other deferred charges. . . . . . . . . . . . . . . . . . .           48,932          48,806
                                                                       269,618         268,469

                                                                 $   2,498,783    $  2,512,697

The accompanying notes are an integral part of these statements.

                      THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                 L I A B I L I T I E S

                                                                   March 31,      December 31,
                                                                     1995             1994
                                                                     Thousands of Dollars


CAPITALIZATION:
  Common shareholders' equity:
    Common stock (120,000,000 shares
      authorized; 53,819,717 and
      53,578,737 shares issued) . . . . . . . . . . . . . . .    $     673,087   $     667,344
    Retained earnings and other shareholders' equity. . . . .          331,866         320,756
    Unallocated Stock held by Trustee for Deferred
      Savings and Employee Stock Ownership Plan . . . . . . .          (32,093)        (32,580)
                                                                       972,860         955,520

  Preferred stock . . . . . . . . . . . . . . . . . . . . . .          101,416         101,416
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . .          588,560         588,876
                                                                     1,662,836       1,645,812

CURRENT LIABILITIES:
  Short-term borrowing. . . . . . . . . . . . . . . . . . . .           33,092         113,989
  Long-term debt - portion due within one year. . . . . . . .           17,008          16,980
  Dividends payable . . . . . . . . . . . . . . . . . . . . .           23,345          23,249
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .           22,795           9,210
  Other taxes . . . . . . . . . . . . . . . . . . . . . . . .           61,140          46,521
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .           45,308          50,788
  Interest accrued. . . . . . . . . . . . . . . . . . . . . .           13,581          11,785
  Accrued lease payments. . . . . . . . . . . . . . . . . . .            8,057
  Other current liabilities . . . . . . . . . . . . . . . . .           49,742          40,546
                                                                       274,068         313,068

DEFERRED CREDITS:
  Deferred income taxes . . . . . . . . . . . . . . . . . . .          326,772         322,835
  Investment tax credit . . . . . . . . . . . . . . . . . . .           48,291          48,729
  Accrued mining reclamation costs. . . . . . . . . . . . . .          112,085         110,035
  Other deferred credits. . . . . . . . . . . . . . . . . . .           74,731          72,218
                                                                       561,879         553,817

CONTINGENCIES AND COMMITMENTS (Note 1)

                                                                 $   2,498,783   $   2,512,697

The accompanying notes are an integral part of these statements.

/TABLE

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   For the Three Months Ended
                                                                   March 31,       March 31,
                                                                     1995            1994
                                                                     Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $    34,332     $    39,178
  Noncash charges (credits) to net income:
    Depreciation and depletion. . . . . . . . . . . . . . . .         22,565          22,223
    Mining reclamation costs expenses . . . . . . . . . . . .          4,381           4,150
    Deferred income taxes.. . . . . . . . . . . . . . . . . .          3,701           1,335
    Amortization of loss on long-term sale
      of power. . . . . . . . . . . . . . . . . . . . . . . .           (816)         (1,057)
    Other - net . . . . . . . . . . . . . . . . . . . . . . .          2,791           7,560
  Changes in other assets and liabilities . . . . . . . . . .         43,622          37,472
  Accounts receivable . . . . . . . . . . . . . . . . . . . .         31,973          19,665
  Materials and supplies. . . . . . . . . . . . . . . . . . .            286          (2,802)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .         (5,480)         (6,017)
  Payment of mining reclamation costs . . . . . . . . . . . .         (2,331)         (2,161)

    Net Cash Flows from Operating Activities. . . . . . . . .        135,024         119,546

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Gross additions to property and plant . . . . . . . . . . .        (47,183)        (35,456)
  Investments in other operations . . . . . . . . . . . . . .            318          (2,550)
  Sales of property . . . . . . . . . . . . . . . . . . . . .          3,609             728
  Additional investments. . . . . . . . . . . . . . . . . . .           (562)           (598)

    Net Cash Flows from Investing Activities. . . . . . . . .        (43,818)        (37,876)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock . . . . . . . . . . . . . . . . . . .          5,643           6,659
  Issuance of long-term debt. . . . . . . . . . . . . . . . .             96          44,241
  Retirement of long-term debt. . . . . . . . . . . . . . . .           (449)        (40,466)
  Short-term debt . . . . . . . . . . . . . . . . . . . . . .        (80,897)        (68,865)
  Dividends on common and preferred stock . . . . . . . . . .        (23,249)        (22,960)

    Net Cash Flows from Financing Activities. . . . . . . . .        (98,856)        (81,391)
      Net Cash Flows. . . . . . . . . . . . . . . . . . . . .         (7,650)            279
Cash and cash equivalents at beginning of period. . . . . . .         21,564          11,604
Cash and cash equivalents at end of period. . . . . . . . . .    $    13,914     $    11,883

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Three Months For:
    Income taxes. . . . . . . . . . . . . . . . . . . . . . .    $         6     $       851
    Interest. . . . . . . . . . . . . . . . . . . . . . . . .          9,991          10,055

The accompanying notes are an integral part of these statements.

/TABLE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying financial statements of the Company for the interim periods ended March 31, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      Certain reclassifications have been made to the prior year amounts to make them comparable to the 1995 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 1.  CONTINGENCIES AND COMMITMENTS:

      In 1990, the Company filed with the Federal Energy Regulatory
Commission (FERC) a plan (the Plan) to mitigate damages to, and to manage fish and wildlife habitat impacted by the operation of the Kerr Hydroelectric Project. The Plan was prepared pursuant to a joint license issued by the FERC to the Company and the Confederated Salish and Kootenai Tribes (Tribes). The Plan provides for a one-time payment by the Company of $15,418,000 and annual payments of $965,000 which would be adjusted annually to reflect the effects of inflation and which are to be allocated among the Tribes and various groups.

      As part of its review of the Plan, FERC is preparing a draft environmental impact statement which is expected to suggest modifications to the Plan. In addition, the Department of Interior has proposed certain conditions, requiring changes in the operation of the project, as well as non-operational measures which would be funded by an initial payment, annual payments based on a calculation of the Project's value as a base-load facility and further capital investments. The Company estimates the proposed operational changes would increase its power costs by approximately $5,500,000 per year. In addition, the proposed conditions would increase the one-time payment to approximately $33,000,000 and change the annual payments to approximately $945,000.

      While it cannot predict when or in what form the Plan finally will be approved, the Company expects that the cost of mitigation measures will be recovered through rates or from the Tribes if they exercise their right to take over the project and will not have a materially adverse effect on the Company's financial condition or results of operations.

      In November 1992, the Company filed with FERC its application to relicense nine Madison and Missouri River hydroelectric facilities with electric generating capacity totaling 292 megawatts. The application proposes an additional 74 megawatts of generation. The total capital investment of relicensing, including physical improvements, environmental protection, mitigation and enhancement measures, is estimated at $173,000,000. Additional costs for operational changes, as well as annual payments for environmental protection, mitigation and enhancement, are estimated to be about
$5,400,000 per year. The Company expects that the relicensing costs will be recovered through rates and, therefore, will not have a materially adverse effect on the Company's financial condition or results of operations.

      The Company is challenging an attempt by Puget Sound Power & Light Company (Puget) to terminate contractual obligations to purchase 94 MW of electricity per year under an agreement which expires in 2010 (the Agreement). On February 27, 1995, Puget notified the Company of its intention to terminate the Agreement, effective the next day, alleging the Company had failed to satisfy a requirement to secure firm contractual rights to transmission paths for the delivery of the electricity. This matter is pending before Federal District Courts in Washington and Montana.

      The Company and Puget have agreed to maintain the status quo until the matter is resolved either by negotiation or by litigation. If the Company is unsuccessful, it would be required to reimburse Puget for the difference between the power purchase price under the Agreement, approximately
4.6 cents/kWh and escalating annually, and the alternative price Puget may demonstrate it otherwise would have paid for electricity after February 28, 1995. In addition, the Company would be obligated to reimburse Puget approximately $39,000,000, plus interest, for the amount by which Puget's payments through February 28, 1995 have exceeded its projection of avoided costs. Additional potential liability for the Company includes the difference in revenue resulting from sales at prices under the Agreement, approximately $29,000,000 per year, and prices it might receive from future alternative sales of the electricity. The Company may also be required to make a noncash adjustment to its accounting records reducing an asset related to the Agreement by approximately $20,000,000 pre-tax.

      The Company believes that Puget has no right to terminate the Agreement and that the required transmission paths have been provided. The Company is confident regarding its position and is pursuing its rights vigorously; however, it cannot predict the outcome of this controversy.

      The Entech Oil Division has agreed to supply 135 Bcf of natural gas to four cogeneration facilities through mid-2011. The Oil Division has sufficient proven, developed and undeveloped reserves, and controls related sales of production sufficient to supply all of the remaining natural gas required by these agreements.

NOTE 2.  RATE MATTERS:

      On April 25, 1995, the Montana Public Service Commission approved an electric rate increase in the amount of $13,900,000 effective May 1, 1995. This increase, which affirmed a settlement negotiated with the Consumer Counsel and other interested parties, includes $7,700,000, which had been previously approved on an interim basis. The final order in accordance with the settlement did not itemize an allowed rate of return or other components of the negotiated amount.

NOTE 3.  LONG-TERM DEBT:

      In April 1995, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.33% series due 2025, the proceeds of which were used to finance construction and repay short-term debt.

NOTE 4.  FINANCIAL INSTRUMENTS:

      Entech uses swap agreements to hedge revenues from anticipated sales of oil and natural gas. Under the swap agreements, Entech receives or makes payments based on the differential between the agreed-upon price and the market price of oil or natural gas when the hedged production is sold. At March 31, 1995, Entech had swap agreements to hedge approximately 60% of its production from proved, developed and producing oil reserves through June 1996, and for approximately 28% of its production from proved, developed and producing natural gas reserves through October 1995.

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

Three Months Ended March 31, 1995 and 1994:

Net Income Per Share of Common Stock

      Consolidated net income for the quarter ended March 31, 1995, was 61 cents per share compared with 71 cents per share for the first quarter of 1994. Approximately one-half of the 10 cent decrease was the result of recording the impact of the arbitration decision in March 1995, relating to coal sales to Colstrip Unit Nos. 1 and 2 for the period July 1991 through March 1995 (see Part II, Item 1., Legal Proceedings). In addition, weak wholesale market conditions reduced the earnings provided by the Utility division, and increased losses at the underground mine in Colorado impacted Entech's earnings.

      For comparative purposes, the following table shows the breakdown of consolidated net income per share:

                                               Three Months Ended
                                                    March 31,
                                             1995              1994

      Utility Operations                  $     0.55        $     0.46
      Entech                                    0.03              0.23
      Independent Power Group                   0.03              0.02

            Consolidated                  $     0.61        $     0.71

UTILITY OPERATIONS

                                                                      Three Months Ended
                                                                           March 31,
                                                                     1995             1994
                                                                      Thousands of Dollars
ELECTRIC UTILITY:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     117,184   $     121,268
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .          1,573           1,536
                                                                       118,757         122,804

EXPENSES
  Power supply. . . . . . . . . . . . . . . . . . . . . . . . .         35,347          46,091
  Transmission and distribution . . . . . . . . . . . . . . . .          6,428           6,496
  Selling, general and administrative . . . . . . . . . . . . .         12,048          12,151
  Taxes other than income taxes . . . . . . . . . . . . . . . .         11,605          10,730
  Depreciation and amortization . . . . . . . . . . . . . . . .         10,621          10,175
                                                                        76,049          85,643

  INCOME FROM ELECTRIC OPERATIONS . . . . . . . . . . . . . . .         42,708          37,161

NATURAL GAS UTILITY:

REVENUES
  Revenues (other than gas supply
    cost revenues). . . . . . . . . . . . . . . . . . . . . . .         32,099          29,643
  Gas supply cost revenues. . . . . . . . . . . . . . . . . . .          8,898           7,572
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            355             194
                                                                        41,352          37,409

EXPENSES
  Gas supply costs. . . . . . . . . . . . . . . . . . . . . . .          8,898           7,572
  Other production, gathering and exploration . . . . . . . . .          2,615           1,827
  Transmission and distribution . . . . . . . . . . . . . . . .          2,581           2,332
  Selling, general and administrative . . . . . . . . . . . . .          4,516           4,335
  Taxes other than income taxes . . . . . . . . . . . . . . . .          3,545           3,419
  Depreciation, depletion and amortization. . . . . . . . . . .          2,571           2,382
                                                                        24,726          21,867

  INCOME FROM GAS OPERATIONS. . . . . . . . . . . . . . . . . .         16,626          15,542

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .         11,094          10,750
  Other (income) deductions - net . . . . . . . . . . . . . . .         (2,087)           (279)
                                                                         9,007          10,471

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .         50,327          42,232

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .         19,360          15,958

UTILITY NET INCOME. . . . . . . . . . . . . . . . . . . . . . .  $      30,967   $      26,274

/TABLE

UTILITY OPERATIONS:

      Weather can significantly affect revenues and net income, and should be considered when analyzing trends. The Company's sales increase as a result of colder weather in the winter months. As measured by heating degree days, the weather in 1995 in the Company's service territory was 7% warmer than normal and comparable to 1994.

Electric Utility:

      Income from electric operations increased $5,500,000 primarily due to the coal price arbitration decision, (see Part II, Item 1., Legal
Proceedings), which benefited the electric utility through reduced power supply costs. The increase was partially offset by reduced revenues from sales to other utilities due to weak wholesale market conditions.

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


           General business     - revenue           $   3
                                - volume                -
                                - price/kWh             3%

           Other utilities      - revenue           $   (6)
                                - volume               (10)%
                                - price/kWh            (19)%

           Miscellaneous        - revenue           $   (1)

Revenues:

      Electric sales to general business customers increased $3,300,000 primarily due to higher tariffs resulting from the November 28, 1994 interim rate order and increased customer growth in the residential and commercial classes.

      Electric revenues from sales to other utilities decreased $6,200,000 primarily due to weak wholesale market conditions resulting from increased availability of low-cost energy in the region.

      Miscellaneous electric revenues decreased $1,200,000 largely due to reduced wheeling revenue due to the weak wholesale market.

Expenses:

      The following table shows the Company's sources of electricity and power supply expenses (Operation, Fuel for electric generation and Maintenance) for the three months ended March 31, 1995 and 1994.

                                                        1995           1994
                    Sources                                      MWH

Hydroelectric. . . . . . . . . . . . . . . . . .        741,424        896,676
Steam  . . . . . . . . . . . . . . . . . . . . .      1,350,075      1,290,821
Purchases. . . . . . . . . . . . . . . . . . . .        792,532        814,344
      Total Power Supply . . . . . . . . . . . .      2,884,031      3,001,841

                                                        Thousands of Dollars

Hydroelectric (including maintenance). . . . . .      $   4,553      $   4,398
Steam (including fuel and maintenance) . . . . .          3,817         14,795
Purchases. . . . . . . . . . . . . . . . . . . .         26,977         26,898
      Total Power Supply Expenses. . . . . . . .      $  35,347      $  46,091
      Cents Per Kilowatt-Hour. . . . . . . . . .          1.226          1.535

      Steam generation expenses decreased as a result of the coal arbitration decision which reduced the price of coal sold by Entech's Western Energy Company to Colstrip Unit Nos. 1 and 2. This price decrease was retroactive to July 1991 and current period expenses include a $10,100,000 credit for coal purchased in prior years. The electric utility benefited through a reduction of power supply expense while Entech's earnings were negatively impacted by an adjustment to revenues. See Part II, Item 1., Legal Proceedings.

Natural Gas Utility:

      Income from natural gas operations increased $1,000,000 primarily due to larger volumes sold and higher rates charged to full-requirement customers.

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of natural gas revenues (excluding intersegment revenues and gas supply costs) and the related percentage changes in volumes sold and prices received:

          Full requirement customers  -revenue          $   2
                                      -volume               7%
                                      -price/Mcf            2%

          Transportation              -revenue          $   -
                                      -volume              32%
                                      -price/Mcf            7%

          Miscellaneous               -revenue          $   -

Revenues:

      Natural gas revenues (other than gas supply cost) increased $2,400,000. Higher tariffs resulting from a 1994 rate order and increases of approximately 4% in residential and 3% in commercial customers account for the majority of the increase.

      Gas supply cost revenues consist of the amount authorized by the PSC to be collected in rates from full requirement customers to cover the cost of supplying the gas. The $1,300,000 increase in gas supply revenues is the result of increased volumes sold due to customer growth and a refund made in 1994 for overcollections of prior year costs. Gas supply cost revenues and gas supply cost expenses are always equal due to rate and accounting procedures adopted by the PSC in January 1980.

      Transportation volumes increased principally due to large amounts of gas being stored for others. Revenues remained relatively unchanged due to the Gas Transportation Adjustment Clause (GTAC), which passes through to the full-requirement customers the difference between estimated interruptible transportation (IT) revenues and actual IT revenues received.

Expenses:

      The increase in gas supply costs results from the reasons mentioned in the gas supply cost revenue discussion.

Interest Expense and Other Income:

      The increase in other income is principally the result of receiving $1,800,000 in interest income from Entech's Western Energy Company from the coal arbitration decision. See Part II, Item 1., Legal Proceedings.

ENTECH OPERATIONS

                                                                      Three Months Ended
                                                                           March 31,
                                                                     1995            1994
                                                                      Thousands of Dollars

COAL OPERATIONS:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      53,103   $      65,693
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            298          11,527
                                                                        53,401          77,220

EXPENSES
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .         40,440          41,340
  Selling, general and administrative . . . . . . . . . . . . .          7,815           7,596
  Taxes other than income taxes . . . . . . . . . . . . . . . .          5,540          10,500
  Depreciation, depletion and amortization. . . . . . . . . . .          3,743           3,514
                                                                        57,538          62,950

  INCOME FROM COAL OPERATIONS . . . . . . . . . . . . . . . . .         (4,137)         14,270

OIL AND NATURAL GAS OPERATIONS:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .         23,275          26,204
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            132              85
                                                                        23,407          26,289
EXPENSES
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .         12,861          15,801
  Selling, general and administrative . . . . . . . . . . . . .          2,242           2,204
  Taxes other than income taxes . . . . . . . . . . . . . . . .            630             900
  Depreciation, depletion and amortization. . . . . . . . . . .          4,488           4,596
                                                                        20,221          23,501

  INCOME FROM OIL AND NATURAL GAS OPERATIONS. . . . . . . . . .          3,186           2,788

OTHER OPERATIONS:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .          6,380           5,532
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            144             188
                                                                         6,524           5,720
EXPENSES
  Cost of Sales . . . . . . . . . . . . . . . . . . . . . . . .          4,356           4,212
  Selling, general and administrative . . . . . . . . . . . . .          1,271             983
  Taxes other than income taxes . . . . . . . . . . . . . . . .             81              72
  Depreciation, depletion and amortization. . . . . . . . . . .            403             474
                                                                         6,111           5,741

  INCOME FROM OTHER OPERATIONS. . . . . . . . . . . . . . . . .            413             (21)

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,348             315
  Other (income) deductions-net . . . . . . . . . . . . . . . .         (1,227)            558
                                                                         1,121             873

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .         (1,659)         16,164

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .         (3,328)          4,336

ENTECH NET INCOME . . . . . . . . . . . . . . . . . . . . . . .  $       1,669   $      11,828
/TABLE

ENTECH OPERATIONS:

Coal Operations:

      Income from coal operations decreased $18,400,000 principally as a result of recording the impact of the coal arbitration decision in March 1995, relating to Colstrip Unit Nos. 1 and 2, (see Part II, Item 1., Legal Proceedings), and from increased losses at the Golden Eagle Mine.

Revenues:

      Overall coal revenues, including intersegment revenues, decreased $23,800,000 due to a 29% decrease in prices received and a 4% decrease in volumes sold. Coal revenues decreased $19,000,000 at the Rosebud Mine due to the recording of the impact of the lower coal prices resulting from the Colstrip Unit Nos. 1 and 2 arbitration decision and revenues decreased $4,400,000 due to the loss of one Midwestern contract at the end of 1994. At the Jewett Mine, coal revenues increased $1,100,000 due to higher prices received as a result of mining more of Northwestern's lignite in 1995. Revenues at Jewett are affected by the mix of tons mined from Northwestern's lignite leases and the customer's lignite leases. Golden Eagle Mine revenues decreased $1,500,000 as a result of lower volumes available for sale due to production problems.

Expenses:

      Taxes other than income taxes decreased $5,000,000 due to the recording of the impact of the arbitration decision mentioned above.

Oil and Natural Gas Operations:

      Income from oil and natural gas operations improved $400,000 principally due to higher oil prices received, partially offset by lower natural gas prices.

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of revenues including intersegment revenues, with the related percentage changes in volumes sold and prices received:

            Oil                        -revenue           $   1
                                       -volume               (4)%
                                       -price/bbl            39%

            Natural gas                -revenue           $  (3)
                                       -volume                3%
                                       -price/Mcf           (30)%

            Natural gas marketing      -revenue           $  (1)
                                       -volume               13%

Revenues:

      Oil revenues increased $1,100,000 from higher market prices received. Natural gas revenues decreased $2,600,000 as a net result of lower market prices received partially offset by the effects of higher volumes of Canadian gas available for sale. Revenues from natural gas marketing decreased $1,400,000 due to lower prices received partially offset by higher volumes sold.

Expenses:

      Cost of sales decreased $2,900,000 as a result of decreased costs of natural gas purchased for resale.

Other Operations:

      Income from other operations increased $400,000 due to increased services provided by telecommunications operations.

Revenues:

      Revenues from Entech's other operations increased $800,000 principally from telecommunications operations due to increased circuits sold to common carriers, increased equipment sales in Idaho and Washington, and increased minutes sold to long-distance customers.

Interest Expense and Other Income:

      The increase in interest expense is due to the recording of the impact of the arbitration decision. Other (income) deductions - net increased $1,800,000 as a result of the sale of assets.

Income Taxes:

      Income taxes decreased $7,600,000 due to lower pre-tax net income as a result of the recording of the impact of the arbitration decision and the production problems at the Colorado Mine.

INDEPENDENT POWER GROUP OPERATIONS

                                                                      Three Months Ended
                                                                           March 31,
                                                                      1995           1994
                                                                      Thousands of Dollars

REVENUES:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      20,024   $      20,956
  Earnings from unconsolidated investments. . . . . . . . . . .          1,180             760
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            336             257
                                                                        21,540          21,973

EXPENSES:
  Operation and maintenance . . . . . . . . . . . . . . . . . .         17,276          18,062
  Selling, general and administrative . . . . . . . . . . . . .            814             627
  Taxes other than income taxes . . . . . . . . . . . . . . . .            520             433
  Depreciation and amortization . . . . . . . . . . . . . . . .            740           1,083
                                                                        19,530          20,205

  INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .          2,190           1,768

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .                              6
  Other (income) deductions - net . . . . . . . . . . . . . . .           (750)           (448)
                                                                          (750)           (442)

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .          2,940           2,210

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .          1,244           1,134

IPG NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .  $       1,696   $       1,076

/TABLE

INDEPENDENT POWER GROUP OPERATIONS:

      Net income of the Independent Power Group (IPG) increased principally due to increases in earnings from power projects in operation and decreases in project development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements, long-term debt maturities and sources of funds for the period 1995-1999 have been discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Since Form 10-K was issued, the Utility's capital expenditures for this period have been reduced by approximately 28%, or $192,000,000, beginning in 1996. During the first three months of 1995, $25,208,000 was expended for the Utility construction program, $20,677,000 for Entech capital expenditures and $980,000 for IPG capital expenditures.

      In April 1995, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.33% series due 2025, the proceeds of which will be used to finance construction and repay short-term debt.

      The Company's Mortgage and Deed of Trust contains certain restrictions upon the issuance of additional First Mortgage Bonds. At March 31, 1995, after taking into account the April sale of Secured Medium-Term Notes discussed above, the unfunded net property additions and retired bonds test, which is the most restrictive test, would have permitted the issuance of approximately $506,000,000 additional First Mortgage Bonds. There are no material restrictions upon issuance of unsecured debt or preferred stock in the Company's Restated Articles of Incorporation, its Mortgage and Deed of Trust or its Sinking Fund Debenture Agreement.

SEC RATIO OF EARNINGS TO FIXED CHARGES

      For the twelve months ended March 31, 1995, the Company's ratio of earnings to fixed charges was 2.93 times. Fixed charges include interest, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.

NEW ACCOUNTING PRONOUNCEMENTS

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that the carrying value of the asset may not be recoverable. The statement also requires that a loss be recognized whenever a regulator excludes a portion of an asset's cost from the Company's rate base. The Company is currently evaluating SFAS No. 121, and cannot estimate at this time if the application of this statement will have a material impact on its financial position or results of operations.

UTILITY INDUSTRY CHANGES

      On March 29, 1995, FERC issued a Notice of Proposed Rulemaking (NOPR) on Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs. The NOPR would require utilities owning transmission lines to file non-discriminatory rates available to all buyers and sellers of electricity, require utilities to use that tariff for their own wholesale sales and purchases, and allow utilities to recover stranded costs.

      The Company's Electric Utility is analyzing how it might be affected by the proposal and is considering the response it will file when comments are due on August 7, 1995. It is anticipated that a final rule could take effect in early 1996.

                                    PART II
                               Other Information

ITEM 1.     Legal Proceedings

Coal Arbitration Decision

      A pricing dispute between Western Energy Company (Western), a subsidiary of the Company, and Puget Sound Power & Light Company (Puget) regarding the Coal Supply Agreement for Colstrip Unit Nos. 1 and 2 between Puget and the Company's Utility Division, as co-owners of the units, and Western, as coal supplier has been resolved through arbitration. See Annual Report on Form 10-K for 1994, Note 2 to the Consolidated Financial Statements.

      On March 24, 1995, the Company received the arbitration decision. Excluding production taxes and royalties, the contract price was reduced approximately $1.20 per ton. As a result, the Company's consolidated pre-tax income will decrease approximately $6,000,000 on coal sold to Puget since July 1991. The Company does not expect a significant cash flow impact to result from the arbitration decision, because Puget paid less than invoiced amounts for coal delivered after April 1992. In March 1995, Western refunded approximately $10,500,000, plus interest, on coal sold to the Company's Utility Division since July 1991. This refund did not affect consolidated income. On an annual basis, the redetermined contract price is estimated to result in a pre-tax reduction of consolidated income of approximately $3,000,000 per year.

ITEM 5.     Other Information
                  None.

ITEM 6.     Exhibits and Reports on Form 8-K:
     (a)    Exhibits
            Exhibit 3(b)(2)         Amendments to By-laws
            Exhibit 3(b)(3)         Amendments to By-laws
            Exhibit 12 Computation of ratio of earnings to fixed charges for the twelve months ended
                                    March 31, 1995.
            Exhibit 27              Financial Data Schedule

     (b)    Reports on Form 8-K
       DATE
                 SUBJECT
February 2, 1995
Item 7 Exhibits, Preliminary Condensed
Balance Sheet at December 31, 1994 and
1993, Preliminary Consolidated Statement
of Income for the Quarters Ended
December 31, 1994 and 1993 and Preliminary
Consolidated Statement of Income for the
Years Ended December 31, 1994 and 1993.  March 7, 1995
Item 5 Other Events.  Notice of Intent by
Puget Sound Power and Light to cancel
power purchase agreement.  March 28, 1995
Item 5 Other Events.  Decision received on
coal price arbitration proceeding.
/TABLE

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

                                                THE MONTANA POWER COMPANY
                                                       (Registrant)

                                            /s/ W. C. Verbael
                                            W. C. Verbael
                                            Vice President - Accounting,
                                              Finance and Information Services

Date:  May 15, 1995
                                 EXHIBIT INDEX

                                Exhibit 3(b)(2)
                             Amendments to By-laws

                                Exhibit 3(b)(3)
                             Amendments to By-laws

                                  Exhibit 12
                       Computation of ratio of earnings
                             to fixed charges for
                    the twelve months ended March 31, 1995

                                  Exhibit 27
                            Financial Data Schedule