Form 10-Q
period 1995-06-30
MONTANA POWER CO /MT/
filed 1995-08-14
CIK 67727

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
                   ________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

      On August 7, 1995, the Company had 54,295,352 shares of common stock outstanding.

                                             PART I
                                      FINANCIAL STATEMENTS
                           THE MONTANA POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME

                                                                   For the Six Months Ended
                                                                   June 30,        June 30,
                                                                    1995            1994
                                                                    Thousands of Dollars
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .    $    467,805    $    483,261

EXPENSES:
  Operations. . . . . . . . . . . . . . . . . . . . . . . . .         210,336         206,825
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . .          36,021          39,447
  Selling, general and administrative . . . . . . . . . . . .          50,312          51,066
  Taxes other than income taxes . . . . . . . . . . . . . . .          45,060          48,809
  Depreciation, depletion and amortization. . . . . . . . . .          44,170          43,643
                                                                      385,899         389,790

    INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . .          81,906          93,471

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . .          21,747          21,337
  Other (income) deductions-net . . . . . . . . . . . . . . .          (1,325)         (2,656)
                                                                       20,422          18,681

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .          19,582          24,903

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .          41,902          49,887
DIVIDENDS ON PREFERRED STOCK. . . . . . . . . . . . . . . . .           3,614           3,614

NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .    $     38,288    $     46,273

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000) . . . . . .          53,857          52,876

NET INCOME PER SHARE OF COMMON STOCK. . . . . . . . . . . . .    $       0.71    $       0.88

The accompanying notes are an integral part of these statements.

                           THE MONTANA POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME

                                                                   For the Three Months Ended
                                                                   June 30,        June 30,
                                                                    1995            1994
                                                                    Thousands of Dollars
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .    $    205,522    $    205,446

EXPENSES:
  Operations. . . . . . . . . . . . . . . . . . . . . . . . .          96,223          90,893
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . .          20,681          23,136
  Selling, general and administrative . . . . . . . . . . . .          22,951          25,280
  Taxes other than income taxes . . . . . . . . . . . . . . .          23,140          22,755
  Depreciation, depletion and amortization. . . . . . . . . .          21,604          21,420
                                                                      184,599         183,484

    INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . .          20,923          21,962

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . .          10,792          10,555
  Other (income) deductions-net . . . . . . . . . . . . . . .             255          (2,777)
                                                                       11,047           7,778

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . .           2,306           3,475

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .           7,570          10,709
DIVIDENDS ON PREFERRED STOCK. . . . . . . . . . . . . . . . .           1,807           1,807

NET INCOME AVAILABLE FOR COMMON STOCK . . . . . . . . . . . .    $      5,763    $      8,902

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000) . . . . . .          53,976          53,009

NET INCOME PER SHARE OF COMMON STOCK. . . . . . . . . . . . .    $       0.11    $       0.17

The accompanying notes are an integral part of these statements.

                           THE MONTANA POWER COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET


                                           A S S E T S

                                                                   June 30,      December 31,
                                                                     1995            1994
                                                                     Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
  UTILITY PLANT (includes $88,691 and $79,510
    plant under construction)
    Electric. . . . . . . . . . . . . . . . . . . . . . . . .    $   1,652,206   $   1,608,615
    Natural gas . . . . . . . . . . . . . . . . . . . . . . .          471,051         463,134
                                                                     2,123,257       2,071,749

  Less - accumulated depreciation and depletion . . . . . . .          647,353         619,195
                                                                     1,475,904       1,452,554
  ENTECH PROPERTY (includes $8,687 and $3,030
    property under construction). . . . . . . . . . . . . . .          558,707         530,167

  Less - accumulated depreciation and depletion . . . . . . .          203,780         189,926
                                                                       354,927         340,241

  INDEPENDENT POWER GROUP PROPERTY (includes $2,976 and
    $671 property under construction) . . . . . . . . . . . .           72,663          70,253

  Less - accumulated depreciation . . . . . . . . . . . . . .           17,563          17,560
                                                                        55,100          52,693
                                                                     1,885,931       1,845,488
MISCELLANEOUS INVESTMENTS (at cost):
  Independent power investments . . . . . . . . . . . . . . .           50,095          54,397
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           51,586          49,713
                                                                       101,681         104,110
CURRENT ASSETS:
  Cash and temporary cash investments . . . . . . . . . . . .           14,402          21,564
  Accounts receivable . . . . . . . . . . . . . . . . . . . .          102,141         159,975
  Materials and supplies (principally at average cost). . . .           45,281          47,937
  Prepayments and other assets. . . . . . . . . . . . . . . .           65,131          65,154
                                                                       226,955         294,630
DEFERRED CHARGES:
  Advanced coal royalties . . . . . . . . . . . . . . . . . .           22,860          22,939
  Regulatory assets related to income taxes . . . . . . . . .          147,072         146,844
  Regulatory assets - other . . . . . . . . . . . . . . . . .           56,844          49,880
  Other deferred charges. . . . . . . . . . . . . . . . . . .           49,216          48,806
                                                                       275,992         268,469

                                                                 $   2,490,559    $  2,512,697

The accompanying notes are an integral part of these statements.

                      THE MONTANA POWER COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                 L I A B I L I T I E S

                                                                    June 30,      December 31,
                                                                     1995             1994
                                                                     Thousands of Dollars


CAPITALIZATION:
  Common shareholders' equity:
    Common stock (120,000,000 shares
      authorized; 54,056,127 and
      53,578,737 shares issued) . . . . . . . . . . . . . . .    $     678,458   $     667,344
    Retained earnings and other shareholders' equity. . . . .          316,988         320,756
    Unallocated Stock held by Trustee for Deferred
      Savings and Employee Stock Ownership Plan . . . . . . .          (31,596)        (32,580)
                                                                       963,850         955,520

  Preferred stock . . . . . . . . . . . . . . . . . . . . . .          101,416         101,416
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . .          608,359         588,876
                                                                     1,673,625       1,645,812

CURRENT LIABILITIES:
  Short-term borrowing. . . . . . . . . . . . . . . . . . . .           63,196         113,989
  Long-term debt - portion due within one year. . . . . . . .           17,030          16,980
  Dividends payable . . . . . . . . . . . . . . . . . . . . .           23,445          23,249
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . .              857           9,210
  Other taxes . . . . . . . . . . . . . . . . . . . . . . . .           46,444          46,521
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .           45,029          50,788
  Interest accrued. . . . . . . . . . . . . . . . . . . . . .           11,767          11,785
  Other current liabilities . . . . . . . . . . . . . . . . .           46,437          40,546
                                                                       254,205         313,068

DEFERRED CREDITS:
  Deferred income taxes . . . . . . . . . . . . . . . . . . .          330,198         322,835
  Investment tax credit . . . . . . . . . . . . . . . . . . .           47,855          48,729
  Accrued mining reclamation costs. . . . . . . . . . . . . .          112,716         110,035
  Other deferred credits. . . . . . . . . . . . . . . . . . .           71,960          72,218
                                                                       562,729         553,817

CONTINGENCIES AND COMMITMENTS (Note 1)

                                                                 $   2,490,559   $   2,512,697

The accompanying notes are an integral part of these statements.

                         THE MONTANA POWER COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   For the Six Months Ended
                                                                    June 30,        June 30,
                                                                     1995            1994
                                                                     Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .    $    41,902     $    49,887
  Noncash charges (credits) to net income:
    Depreciation and depletion. . . . . . . . . . . . . . . .         44,170          43,643
    Mining reclamation costs expenses . . . . . . . . . . . .          8,345           7,385
    Deferred income taxes.. . . . . . . . . . . . . . . . . .          6,283           1,694
    Amortization of loss on long-term sale
      of power. . . . . . . . . . . . . . . . . . . . . . . .         (1,632)         (2,113)
    Other - net . . . . . . . . . . . . . . . . . . . . . . .          8,967          11,864
  Changes in other assets and liabilities . . . . . . . . . .        (10,195)        (16,066)
  Accounts receivable . . . . . . . . . . . . . . . . . . . .         57,834          34,741
  Materials and supplies. . . . . . . . . . . . . . . . . . .          2,656          (3,714)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .         (5,759)         (9,402)
  Payment of mining reclamation costs . . . . . . . . . . . .         (5,664)         (4,223)

    Net Cash Flows from Operating Activities. . . . . . . . .        146,907         113,696

NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Gross additions to property and plant . . . . . . . . . . .        (94,024)        (81,742)
  Investments in other operations . . . . . . . . . . . . . .          2,365          (1,256)
  Sales of property . . . . . . . . . . . . . . . . . . . . .          6,359           3,127
  Additional investments. . . . . . . . . . . . . . . . . . .         (1,897)           (286)

    Net Cash Flows from Investing Activities. . . . . . . . .        (87,197)        (80,157)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock . . . . . . . . . . . . . . . . . . .         11,259          12,912
  Issuance of long-term debt. . . . . . . . . . . . . . . . .         19,949          23,760
  Retirement of long-term debt. . . . . . . . . . . . . . . .           (692)        (20,991)
  Short-term debt . . . . . . . . . . . . . . . . . . . . . .        (50,793)         (6,803)
  Dividends on common and preferred stock . . . . . . . . . .        (46,595)        (45,799)

    Net Cash Flows from Financing Activities. . . . . . . . .        (66,872)        (36,921)
      Net Cash Flows. . . . . . . . . . . . . . . . . . . . .         (7,162)         (3,382)
Cash and cash equivalents at beginning of period. . . . . . .         21,564          11,604
Cash and cash equivalents at end of period. . . . . . . . . .    $    14,402     $     8,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During Six Months For:
    Income taxes. . . . . . . . . . . . . . . . . . . . . . .    $    21,651     $    27,009
    Interest. . . . . . . . . . . . . . . . . . . . . . . . .         22,964          22,528

The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying financial statements of the Company for the interim periods ended June 30, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

      In November 1992, the Company filed with FERC its application to relicense nine Madison and Missouri River hydroelectric facilities with electric generating capacity totaling 292 megawatts. The original application proposed an additional 74 megawatts of generation. The Company has amended the application to reduce the proposed additional generation to 36 megawatts by eliminating a planned expansion of one of the facilities and reducing generation at another. The total cost of relicensing, including physical improvements, environmental protection, mitigation and enhancement measures, is estimated to have a present value of $218,000,000. The Company expects that the relicensing costs will be recovered through rates and, therefore, will not have a materially adverse effect on the Company's financial condition or results of operations.

      The Company is challenging an attempt by Puget Sound Power & Light Company (Puget) to terminate contractual obligations to purchase 94 MW of capacity and associated energy per year under an agreement (the Agreement) which expires in 2010. On February 27, 1995, Puget notified the Company of its intention to terminate the Agreement, effective the next day, alleging the Company had failed to satisfy a requirement to secure firm contractual rights to a transmission path for the delivery of the electricity. The Company believes that Puget has no right to terminate the Agreement because the required transmission path has been provided. The Company is confident regarding its position and is pursuing its rights vigorously; however, it cannot assure the outcome of this controversy.

      This matter is pending before a Federal District Court in Montana. If the Company is unsuccessful, it would be required to reimburse Puget for any increased power purchase costs paid by Puget attributable to the difference between the power purchase price under the Agreement, approximately
4.6 cents/kWh escalating annually, and the lower price Puget may demonstrate it otherwise would have paid for electricity after February 28, 1995. In addition, the Company would be obligated to reimburse Puget approximately $39,000,000, plus interest, for the amount by which Puget's payments through February 28, 1995 have exceeded its projection of avoided costs. Additional potential liability for the Company includes the difference in revenue resulting from sales at prices under the Agreement, approximately $29,000,000 per year, and lower prices it might receive from future alternative sales of the electricity, which cannot be estimated. The Company may also be required to make a noncash adjustment to its accounting records reducing an asset related to the Agreement by approximately $20,000,000 pre-tax.

      Western Energy Company (Western), a wholly-owned subsidiary of the Company, is a party in an arbitration initiated by the non-operating owners of the Colstrip Units Nos. 3 & 4 (i.e., Puget Sound Power and Light Company, Washington Water Power Company, Portland General Electric Company and PacifiCorp - collectively the "Buyers") to resolve a variety of disputes arising under the Coal Supply Agreement, dated July 2, 1980, and a Coal Transportation Agreement, dated July 10, 1981, as amended. The fuel supply for Colstrip Units Nos. 3 & 4 has been supplied and transported to the Buyers by Western pursuant to these Agreements. The arbitration hearing is now scheduled for late October of 1995 and a decision is expected by the end of the year.

      The Buyers have requested a declaration that (i) the Buyers have the right to purchase coal from others in excess of 600,000 tons monthly, 6,000,000 tons yearly and 170,000,000 tons over the contract life or that (ii) the cost of coal and coal transportation in excess of these quantities is at a price to be negotiated or selected by arbitration. The Buyers also have requested a declaration that they have the right to "release" tons they would otherwise be obligated to purchase and purchase those tons from others. Western asserts that these Agreements require the Buyers to purchase and transport all of the coal requirements at Units Nos. 3 & 4 from Western pursuant to these Agreements at specified contract prices. As to these claims, the Buyers seek prospective relief almost exclusively.

      The Buyers assert that pursuant to a "1980 arbitration award", which proceeded these Agreements, certain transportation charges which have been paid by the Buyers were to be provided without charge by Western. Western asserts that these transportation charges were properly assigned to the Buyers under these Agreements. On this claim, the Buyers seek a refund or credit of $62,000,000.

      The Buyers assert that Western has violated the Coal Supply Agreement because its mining has not been conducted in an "economic and efficient" manner and that Western has failed to adopt a mining plan suggested by the Buyers. Western asserts that its mine plan is reasonable and denies that the Buyers have a contract right to insist upon a mine plan of their choosing.
The Buyers seek damages of approximately $4,500,000 on this claim, as well as, equitable relief requiring Western to sell the mine to the Buyers at depreciated cost or to turn operation of the mine over to a contract miner.

      The Buyers seek to require Western to fund an external reclamation account in the approximate amount of $36,000,000 and to accept the tax consequences associated with this account going forward. Western acknowledges that a reclamation account must be maintained, but denies that this account must be external to Western or that it must bear the associated tax consequences.

      Western is confident regarding its position on the issues in dispute and is vigorously pursuing each of these claims. A series of pre-hearing filings are scheduled which will require the Buyers to further describe their claims and the evidence in support of the Buyers' position. At present, in part because of the preliminary stage of these proceedings, Western cannot predict the outcome of this arbitration.

      The Entech Oil Division has agreed to supply 132 Bcf of natural gas to four cogeneration facilities through mid-2011. The Oil Division has sufficient proven, developed and undeveloped reserves, and controls related sales of production sufficient to supply all of the remaining natural gas required by these agreements.


NOTE 2.  RATE MATTERS:

      On April 25, 1995, the Montana Public Service Commission (PSC) approved an electric rate increase of $13,900,000, on an annual basis, effective May 1, 1995. This increase, which affirmed a settlement negotiated with the Montana Consumer Counsel and other interested parties, includes $7,700,000, which had been previously approved on an interim basis. The final order in accordance with the settlement did not itemize an allowed rate of return or other components of the negotiated amount.

      The Company will file an electric and natural gas general rate case during the third quarter of 1995. The rate filing will request an increase in annual electric revenues ranging from $30,000,000 to $38,000,000 and an increase in annual natural gas revenues ranging from $11,000,000 to $14,000,000.

NOTE 3.  LONG-TERM DEBT:

      In April 1995, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.33% series due 2025, the proceeds of which were used to finance construction and repay short-term debt.

NOTE 4.  FINANCIAL INSTRUMENTS:

      Entech currently uses swap agreements to hedge revenues from anticipated sales of oil and natural gas to manage price risk. Under the swap agreements, Entech receives or makes payments based on the differential between the agreed-upon price and the market price of oil or natural gas when the hedged production is sold. At June 30, 1995, Entech had swap agreements to hedge approximately 41% of its production from proved, developed and producing oil reserves through June 1996, and for approximately 8% of its production from proved, developed and producing natural gas reserves through March 1996. In addition, Entech had swap agreements to hedge approximately 4% of its delivery obligations under long-term natural gas sales contracts through February 1996. At June 30, 1995, the Company had no material deferred gains or losses from these transactions.

      The Independent Power Group (IPG) has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt, and foreign currency and gas price fluctuations.

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

Six Months Ended June 30, 1995 and 1994:

Net Income Per Share of Common Stock

      Consolidated net income for the six months ended June 30, 1995 declined 17 cents per share to 71 cents as compared with 88 cents for the same period last year. Of this decrease, approximately 5 cents per share was due to a retroactive adjustment reflecting a coal arbitration decision reducing the price charged per ton of coal sold to Colstrip Units Nos. 1 & 2 (see Part II,
Item 1., Legal Proceedings). While the decision reduced Entech's earnings, the Utility benefited through lower fuel costs. In addition, earnings were lower because coal sales of Western Energy declined as a result of reduced volumes sold to the Colstrip generating units due to reductions in steam generation. Production problems at Entech's underground mine in Colorado also decreased consolidated net income.

      For comparative purposes, the following table shows the breakdown of consolidated net income per share:

                                               Six Months Ended
                                                    June 30,
                                             1995              1994

      Utility Operations                  $     0.58        $     0.45
      Entech                                    0.09              0.41
      Independent Power Group                   0.04              0.02

            Consolidated                  $     0.71        $     0.88

UTILITY OPERATIONS

                                                                       Six Months Ended
                                                                            June 30,
                                                                     1995             1994
                                                                      Thousands of Dollars
ELECTRIC UTILITY:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     201,809   $     205,020
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .          3,228           3,201
                                                                       205,037         208,221

EXPENSES
  Power supply. . . . . . . . . . . . . . . . . . . . . . . . .         68,232          81,792
  Transmission and distribution . . . . . . . . . . . . . . . .         13,134          13,947
  Selling, general and administrative . . . . . . . . . . . . .         21,382          23,447
  Taxes other than income taxes . . . . . . . . . . . . . . . .         23,275          21,199
  Depreciation and amortization . . . . . . . . . . . . . . . .         21,251          20,349
                                                                       147,274         160,734

  INCOME FROM ELECTRIC OPERATIONS . . . . . . . . . . . . . . .         57,763          47,487

NATURAL GAS UTILITY:

REVENUES
  Revenues (other than gas supply
    cost revenues). . . . . . . . . . . . . . . . . . . . . . .         49,294          44,922
  Gas supply cost revenues. . . . . . . . . . . . . . . . . . .         13,386          10,993
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            542             391
                                                                        63,222          56,306

EXPENSES
  Gas supply costs. . . . . . . . . . . . . . . . . . . . . . .         13,386          10,993
  Other production, gathering and exploration . . . . . . . . .          5,198           4,072
  Transmission and distribution . . . . . . . . . . . . . . . .          5,511           4,870
  Selling, general and administrative . . . . . . . . . . . . .          9,128           9,006
  Taxes other than income taxes . . . . . . . . . . . . . . . .          7,273           6,699
  Depreciation, depletion and amortization. . . . . . . . . . .          5,146           4,723
                                                                        45,642          40,363

  INCOME FROM GAS OPERATIONS. . . . . . . . . . . . . . . . . .         17,580          15,943

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .         21,898          21,245
  Other (income) deductions - net . . . . . . . . . . . . . . .         (2,852)         (1,628)
                                                                        19,046          19,617

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .         56,297          43,813

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .         21,562          16,377

UTILITY NET INCOME. . . . . . . . . . . . . . . . . . . . . . .  $      34,735   $      27,436

UTILITY OPERATIONS:

      The Company is a winter peaking utility, which earns most of its revenue from retail customers in the first and fourth quarters of the year. Weather can significantly affect revenues and net income, and should be considered when analyzing trends. As measured by heating degree days, the weather for the six months ended June 30, 1995 in the Company's service territory was 8% colder than the same period last year.

      The Company's electric wholesale revenues and power purchase expenses are influenced by weather, streamflow conditions, and the wholesale power market in the Northwest and California. Therefore, the situation in the region affects sales and expenses for the reported time period.

Electric Utility:

      Income from electric operations increased $10,300,000 primarily due to the coal price arbitration decision and low wholesale prices, which benefited the utility through reduced power supply costs. Higher tariffs and customer growth also contributed to the increase. The increase was partially offset by a decline in revenues from sales to other utilities due to less favorable wholesale market conditions.

      The electric utility's largest firm wholesale customer, Central Montana Generation and Transmission Cooperative, has given a five-year notice of contract termination, which will allow this customer to exercise wholesale transmission access as eventually defined by the Federal Energy Regulatory Commission. The customer is considering other possible power supply sources. Discussions between the customer and the electric utility are continuing on the matters of power supply and power transmission services.

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


           General business     - revenue           $   6
                                - volume                -
                                - price/kWh             4%

           Other utilities      - revenue           $  (7)
                                - volume              (10)%
                                - price/kWh           (15)%

           Miscellaneous        - revenue           $  (2)

Revenues:

      The increase in sales to general business customers of $6,000,000 was largely due to 4% higher tariffs and customer growth in the residential and commercial classes. While higher volumes were sold to residential and commercial customers due to colder weather, industrial volumes declined as a result of business interruptions at industrial sites, producing no change in consumption for the period.

      Favorable hydroelectric generation throughout the region reduced both volumes and prices of sales to other utilities.

      Miscellaneous revenues decreased $2,000,000 primarily due to a reduction in wheeling revenue due to the weak wholesale market.

Expenses:

      The following table shows the Company's sources of electricity and power supply expenses (Operation, Fuel for electric generation and Maintenance) for the six months ended June 30, 1995 and 1994.

                                                        1995           1994
                    Sources                                      MWH
Hydroelectric. . . . . . . . . . . . . . . . . .      1,620,423      1,778,415
Steam  . . . . . . . . . . . . . . . . . . . . .      2,199,158      2,223,611
Purchases. . . . . . . . . . . . . . . . . . . .      1,360,426      1,313,879
      Total Power Supply . . . . . . . . . . . .      5,180,007      5,315,905

                                                        Thousands of Dollars

Hydroelectric (including maintenance). . . . . .      $   9,265      $   9,001
Steam (including fuel and maintenance) . . . . .         17,480         30,076
Purchases. . . . . . . . . . . . . . . . . . . .         41,487         42,715
      Total Power Supply Expenses. . . . . . . .      $  68,232      $  81,792
      Cents Per Kilowatt-Hour. . . . . . . . . .          1.317          1.539

      While hydroelectric generation increased in the region the Utility's hydroelectric generation was down due to an upstream Federal dam on the Columbia River System reducing outflows. Hydroelectric expenses increased, however, due to increases in rental payments.

      Steam generation expenses decreased as a result of the coal arbitration decision which reduced the price of coal sold by Entech's Western Energy Company to Colstrip Unit Nos. 1 and 2. This price decrease was retroactive to July 1991 and current period expenses include a $10,500,000 credit for coal purchased in prior years. The electric utility benefited through a reduction of power supply expense while Entech's earnings were reduced by an adjustment to revenues. See Part II, Item 1., Legal Proceedings.

      As a result of the availability of low cost wholesale hydroelectric power in the region, increased MWH purchases displaced steam generation, further reducing steam expenses.

      For the remainder of 1995, as a result of increased streamflows hydroelectric generation is expected to exceed 1994 levels. This additional generation will reduce power purchase requirements and increase amounts available for sale in the wholesale market. Prices in this market fluctuate with the availability of surplus power and have a direct impact on the margins received. For the remainder of 1995, the Company expects wholesale prices to be lower than the second half of 1994. However, due to the reduced level of purchases and increased volumes available for sale, power supply costs, net of wholesale sales, should be lower when compared to the last six months of 1994.

      Selling, general and administrative expenses decreased primarily due to a reimbursement by insurers for Colstrip housing repair costs previously expensed.

      The increase in taxes other then income taxes is the result of additional property taxes due to property additions and higher mill levies.

Natural Gas Utility:

      Income from natural gas operations increased $1,600,000 principally due to increased volumes sold resulting from 8% colder weather and customer growth in the residential and commercial classes.

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of natural gas revenues (excluding intersegment revenues and gas supply costs) and the related percentage changes in volumes sold and prices received:

          Full requirement customers  -revenue          $   4
                                      -volume              10%
                                      -price/Mcf            -

          Transportation              -revenue          $   -
                                      -volume              29%
                                      -price/Mcf            7%

          Miscellaneous               -revenue          $   -

Revenues:

      Natural gas revenues (other than gas supply cost) increased $4,400,000 resulting from increased volumes sold due to colder weather and increases in the number of residential and commercial customers.

      Gas supply cost revenues consist of the amount authorized by the PSC to be collected in rates from full requirement customers to cover the cost of supplying the gas. The $2,400,000 increase in gas supply revenue resulted from increased volumes sold and a refund made in 1994 for overcollection of prior years' costs. Gas supply cost revenues and gas supply cost expenses are always equal due to rate and accounting procedures.

      Transportation volumes increased primarily as a result of additional customer loads, a significant portion being gas stored for others. Because of the Gas Transportation Adjustment Clause (GTAC), which passes through to full requirement customers the difference between estimated interruptible transportation (IT) revenues assumed for ratemaking purposes and actual IT revenues, revenues will remain relatively unchanged.

Expenses:

      The increase in gas supply costs resulted from the reasons mentioned in the foregoing gas supply cost revenue discussion.

Interest Expense and Other Income:

      The increase in other income principally resulted from the non-recurring receipt of $1,600,000 in interest income from Entech due to the arbitration decision. This amount was partially offset by a decrease in non-recurring investment income in 1994.

ENTECH OPERATIONS

                                                                        Six Months Ended
                                                                            June 30,
                                                                     1995            1994
                                                                      Thousands of Dollars
COAL OPERATIONS:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     102,111   $     121,968
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .          6,514          19,700
                                                                       108,625         141,668

EXPENSES
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .         79,717          79,827
  Selling, general and administrative . . . . . . . . . . . . .         14,564          14,075
  Taxes other than income taxes . . . . . . . . . . . . . . . .         12,053          18,067
  Depreciation, depletion and amortization. . . . . . . . . . .          6,247           6,449
                                                                       112,581         118,418

  INCOME FROM COAL OPERATIONS . . . . . . . . . . . . . . . . .         (3,956)         23,250

OIL AND NATURAL GAS OPERATIONS:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .         47,484          47,276
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            170             162
                                                                        47,654          47,438
EXPENSES
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .         27,723          26,511
  Selling, general and administrative . . . . . . . . . . . . .          4,550           4,268
  Taxes other than income taxes . . . . . . . . . . . . . . . .          1,314           1,772
  Depreciation, depletion and amortization. . . . . . . . . . .          9,232           9,370
                                                                        42,819          41,921

  INCOME FROM OIL AND NATURAL GAS OPERATIONS. . . . . . . . . .          4,835           5,517

OTHER OPERATIONS:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .         12,472          11,141
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            335             361
                                                                        12,807          11,502
EXPENSES
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .          8,242           7,855
  Selling, general and administrative . . . . . . . . . . . . .          2,376           2,133
  Taxes other than income taxes . . . . . . . . . . . . . . . .            163             143
  Depreciation, depletion and amortization. . . . . . . . . . .            815             961
                                                                        11,596          11,092

  INCOME FROM OTHER OPERATIONS. . . . . . . . . . . . . . . . .          1,211             410

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,730             665
  Other (income) deductions-net . . . . . . . . . . . . . . . .         (1,595)           (641)
                                                                         1,135              24

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .            955          29,153

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .         (3,857)          7,554

ENTECH NET INCOME . . . . . . . . . . . . . . . . . . . . . . .  $       4,812   $      21,599

/TABLE

ENTECH OPERATIONS:

Coal Operations:

      Income from coal operations decreased $27,200,000, of which $14,200,000 pertains to the sales from July 1991 through December 1994, as a result of the Colstrip Units Nos. 1 & 2 coal arbitration decision in March 1995. The remainder of the decrease is primarily attributable to the expiration of a Midwestern coal contract and operating losses at the Golden Eagle Mine caused by production problems.

      The Company's Golden Eagle Mine (Mine) incurred a loss of approximately $7,800,000 in 1994. Through June 30, 1995, the Mine has incurred a loss of approximately $7,200,000. Management expects the loss during the second half of 1995 to be an additional $2,800,000. The production problems that were encountered are being resolved and the second half of 1995 projections include a significant increase in tons produced over the first half of 1995.

Revenues:

      Revenues, including intersegment revenues, decreased primarily from operations at the Rosebud Mine. Revenues from sales to Colstrip Units
Nos. 1 & 2 decreased $21,400,000, of which $19,000,000 was the result of the Colstrip Units Nos. 1 & 2 arbitration decision in March 1995. This decision reduced the sales price to Units Nos. 1 & 2 from July 1991 forward. A 13% decrease in volumes sold was principally the result of the expiration of a Midwestern contract at the end of 1994, which resulted in a $6,900,000 decrease in revenues. Revenues from sales to Colstrip Units Nos. 3 & 4 also decreased $4,300,000 due to decreased generation caused by the increased availability of hydroelectric generation in the region. Revenues decreased $2,700,000 due to the conclusion of coal brokering agreements in December 1994. Coal sold under brokering agreements was sold at cost. At the Jewett Mine, revenues increased $2,800,000 due to higher prices received as a result of increased reimbursable mining expenses from stripping costs and maintenance work. Golden Eagle Mine revenues decreased $2,200,000 as a result of lower volumes available for sale due to production problems.

Expenses:

      Cost of sales includes the net impact of $8,200,000 decreased mining costs at the Rosebud Mine due to lower volumes sold and cost purchased for brokering, offset by $5,500,000 increased operating costs at Golden Eagle Mine plus $2,600,000 increased costs at the Jewett Mine due to the reasons mentioned above. The impact of the recording of the arbitration decision mentioned above reduced taxes other than income taxes by $6,000,000.

Oil and Natural Gas Operations:

      Income from oil and natural gas operations decreased principally due to lower natural gas prices, partially offset by increased volumes of marketed natural gas and higher oil prices.

      The following table shows changes from the previous year, in millions of dollars, in the various revenue classifications, with the related percentage changes in volumes sold and prices received:

            Oil                        -revenue           $   2
                                       -volume               (7)%
                                       -price/bbl            32%

            Natural gas                -revenue           $  (5)
                                       -volume               (3)%
                                       -price/Mcf           (29)%

            Natural gas marketing      -revenue           $   4
                                       -volume               30%
                                       -price/Mcf            (7)%

Revenues:

      Oil revenues increased $1,700,000 from higher market prices, while natural gas revenues decreased $5,400,000 as a result of lower market prices. Revenues from natural gas marketing increased $3,900,000 due to higher volumes sold.

Expenses:

      The higher volumes of natural gas purchased for resale increased the cost of sales by $1,200,000.

Other Operations:

      Income from other operations increased from telecommunications operations and income from land sales.

Revenues:

      Revenues from Entech's other operations increased $1,300,000 from telecommunications operations resulting from additional circuits sold to common carriers, equipment sales, and a 27% increase in minutes sold to long-distance customers.

Interest Expense and Other Income:

      The increase in interest expense of $1,600,000 was due to non-recurring interest paid to the Utility Division pursuant to the arbitration decision discussed above. Other income increased approximately $1,000,000 from the sale of assets and from interest income earned in Canada.

Income Taxes:

      Income taxes decreased $11,400,000 due to lower pre-tax net income from coal operations.

INDEPENDENT POWER GROUP OPERATIONS

                                                                      Six Months Ended
                                                                            June 30,
                                                                      1995           1994
                                                                      Thousands of Dollars

REVENUES:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      39,307   $      40,127
  Earnings from unconsolidated investments. . . . . . . . . . .          1,608           1,454
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            616           1,133
                                                                        41,531          42,714

EXPENSES:
  Operation and maintenance . . . . . . . . . . . . . . . . . .         33,227          37,167
  Selling, general and administrative . . . . . . . . . . . . .          1,372           1,961
  Taxes other than income taxes . . . . . . . . . . . . . . . .            983             929
  Depreciation and amortization . . . . . . . . . . . . . . . .          1,479           1,793
                                                                        37,061          41,850

  INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .          4,470             864

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .              6              10
  Other (income) deductions - net . . . . . . . . . . . . . . .            232            (970)
                                                                           238            (960)

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .          4,232           1,824

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .          1,877             972

IPG NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .  $       2,355   $         852

INDEPENDENT POWER GROUP OPERATIONS:

      The net income of the Independent Power Group (IPG) increased primarily as a result of reductions in operation and maintenance expenses for the Colstrip unit and a decrease in power project development expense. The increase was partially offset by the writedown of an investment which is expected to be sold before the end of the year.

      During the last six months of 1994 earnings from IPG operations included 13 cents per share from successful power project developments and a gain on the sale of a half interest in North American Energy Services Company. These earnings will not recur in 1995.

Revenues:

      Revenues of the IPG decreased principally due to a 6% decrease in electric volumes sold to other utilities from the Colstrip unit along with a 6% decrease in volumes sold to the Company's electric utility. These volume decreases resulted from a substantial increase in hydroelectric generation in the region.

Expenses:

      Operation and maintenance expenses decreased $3,900,000. The decrease results primarily from a $1,800,000 decrease in scheduled maintenance expenses associated with the Colstrip unit, an $800,000 decrease in fuel expenses and a $1,200,000 decrease in funding of power project developments.

Interest Expense and Other Income:

      Other deductions increased as a result of a $1,900,000 writedown of an investment which is expected to be sold before the end of the year. This increase was offset by a $700,000 increase in interest income.

Three Months Ended June 30, 1995 and 1994:

Net Income Per Share of Common Stock

      Consolidated net income for the quarter ended June 30, 1995, was 11 cents per share compared with 17 cents per share for the second quarter of 1994. The decrease was primarily the result of reduced earnings in Entech's coal division. The previously mentioned coal sales reductions and production problems at the Colorado mine decreased consolidated net income. The Entech decrease was tempered by an increase in the Utility division's net income. Lower wholesale prices reduced the utility's cost of providing electric power. In addition, colder weather and customer growth resulted in increased natural gas sales.

      For comparative purposes, the following table shows the breakdown of consolidated net income per share:

                                              Three Months Ended
                                                    June 30,
                                             1995              1994

      Utility Operations                  $     0.04        $    (0.01)
      Entech                                    0.06              0.18
      Independent Power Group                   0.01               -

            Consolidated                  $     0.11        $     0.17

UTILITY OPERATIONS

                                                                       Three Months Ended
                                                                            June 30,
                                                                     1995             1994
                                                                      Thousands of Dollars

ELECTRIC UTILITY:
REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      84,625   $      83,752
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .          1,655           1,666
                                                                        86,280          85,418

EXPENSES
  Power supply. . . . . . . . . . . . . . . . . . . . . . . . .         32,885          35,701
  Transmission and distribution . . . . . . . . . . . . . . . .          6,705           7,451
  Selling, general and administrative . . . . . . . . . . . . .          9,334          11,296
  Taxes other than income taxes . . . . . . . . . . . . . . . .         11,670          10,469
  Depreciation and amortization . . . . . . . . . . . . . . . .         10,631          10,174
                                                                        71,225          75,091

  INCOME FROM ELECTRIC OPERATIONS . . . . . . . . . . . . . . .         15,055          10,327

NATURAL GAS UTILITY:

REVENUES
  Revenues (other than gas supply
    cost revenues). . . . . . . . . . . . . . . . . . . . . . .         17,194          15,279
  Gas supply cost revenues. . . . . . . . . . . . . . . . . . .          4,488           3,422
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            187             196
                                                                        21,869          18,897

EXPENSES
  Gas supply costs. . . . . . . . . . . . . . . . . . . . . . .          4,488           3,422
  Other production, gathering and exploration . . . . . . . . .          2,583           2,245
  Transmission and distribution . . . . . . . . . . . . . . . .          2,930           2,538
  Selling, general and administrative . . . . . . . . . . . . .          4,612           4,671
  Taxes other than income taxes . . . . . . . . . . . . . . . .          3,728           3,279
  Depreciation, depletion and amortization. . . . . . . . . . .          2,574           2,340
                                                                        20,915          18,495

  INCOME FROM GAS OPERATIONS. . . . . . . . . . . . . . . . . .            954             402

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .         10,804          10,496
  Other (income) deductions - net . . . . . . . . . . . . . . .           (765)         (1,349)
                                                                        10,039           9,147

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .          5,970           1,582

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .          2,202             420

UTILITY NET INCOME. . . . . . . . . . . . . . . . . . . . . . .  $       3,768   $       1,162

/TABLE

UTILITY OPERATIONS:

      Weather can significantly affect revenues and net income, and should be considered when analyzing trends. As measured by heating degree days, the weather for second quarter of 1995 in the Company's service territory was 31% colder than the same period last year.

      The Company's electric wholesale revenues and power purchase expenses are influenced by the situation in the region, as presented in the six months ended discussion.

Electric Utility:

      Income from electric operations increased $4,700,000 largely as a result of reduced power supply expense as steam generation was curtailed due to opportunity purchases arising from low cost hydroelectric energy available in the region.

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


           General business     - revenue           $  3
                                - volume              (1)%
                                - price/kWh            5 %

           Other utilities      - revenue           $ (1)
                                - volume             (13)%
                                - price/kWh           (1)%

           Miscellaneous        - revenue           $ (1)

Revenues:

      Electric sales to general business customers increased $2,700,000 largely due to higher tariffs and customer growth in the residential and commercial classes. While residential volumes increased due to additional customers, commercial and industrial volumes declined as a result of reduced irrigation and air conditioning loads and industrial business interruptions, producing a net decrease in consumption.

      Electric revenues from sales to other utilities decreased $1,100,000 primarily due to reduced volumes sold due to the weak wholesale market conditions which resulted from increased availability of low-cost energy in the region. These conditions also reduced miscellaneous wheeling revenues by $800,000.

Expenses:

      The following table shows the Company's sources of electricity and power supply expenses (Operation, Fuel for electric generation and Maintenance) for the three months ended June 30, 1995 and 1994.

                                                        1995           1994
                    Sources                                      MWH
Hydroelectric. . . . . . . . . . . . . . . . . .        878,999        881,739
Steam  . . . . . . . . . . . . . . . . . . . . .        849,083        932,789
Purchases. . . . . . . . . . . . . . . . . . . .        567,894        499,535
      Total Power Supply . . . . . . . . . . . .      2,295,976      2,314,063

                                                        Thousands of Dollars

Hydroelectric (including maintenance). . . . . .      $   4,712      $   4,604
Steam (including fuel and maintenance) . . . . .         13,663         15,280
Purchases. . . . . . . . . . . . . . . . . . . .         14,510         15,817
      Total Power Supply Expenses. . . . . . . .      $  32,885      $  35,701
      Cents Per Kilowatt-Hour. . . . . . . . . .          1.432          1.543

      As a result of the availability of low cost wholesale hydroelectric power in the region, increased MWH purchases displaced steam generation, decreasing steam expenses.

      Selling, general and administrative expenses decreased primarily due to a reimbursement by insurers for Colstrip housing repair costs previously expensed.

      The increase in taxes other than income taxes is the result of additional property taxes due to property additions and higher mill levies.


Natural Gas Utility:

      Income from natural gas operations increased $500,000 principally due to increased volumes sold resulting from 31% colder weather and customer growth in the residential and commercial classes.

      The following table shows the change from the previous year, in millions of dollars, in the various classifications of natural gas revenues (excluding intersegment revenues and gas supply costs) and the related percentage changes in volumes sold and prices received:

          Full requirement customers  -revenue          $   2
                                      -volume              16%
                                      -price/Mcf            -

          Transportation              -revenue          $   -
                                      -volume              26%
                                      -price/Mcf            8%

          Miscellaneous               -revenue          $   -

Revenues:

      Natural gas revenues (other than gas supply cost) increased $2,000,000 principally the result of increases in volumes sold due to colder weather and residential and commercial customer growth.

      Gas supply cost revenues consist of the amount authorized by the PSC to be collected in rates from full requirement customers to cover the cost of supplying the gas. The $1,000,000 increase in gas supply revenue resulted from increased volumes sold and a refund made in 1994 for overcollection of prior years' costs. Gas supply cost revenues and gas supply cost expenses are always equal due to rate and accounting procedures.

      Transportation volumes increased primarily as a result of additional customer loads, a significant portion being gas stored for others. Because of the Gas Transportation Adjustment Clause (GTAC), which passes through to full requirement customers the difference between estimated interruptible transportation (IT) revenues assumed for ratemaking purposes and actual IT revenues, revenues will remain relatively unchanged.

Expenses:

      The increase in gas supply costs resulted from the reasons mentioned in the foregoing gas supply cost revenue discussion.

Interest Expense and Other Income:

      Other income decreased $500,000 due primarily to non-recurring investment income in 1994.

ENTECH OPERATIONS

                                                                      Three Months Ended
                                                                           June 30,
                                                                     1995            1994
                                                                      Thousands of Dollars

COAL OPERATIONS:
REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      49,008   $      56,275
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .          6,216           8,173
                                                                        55,224          64,448

EXPENSES
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .         39,277          38,487
  Selling, general and administrative . . . . . . . . . . . . .          6,749           6,479
  Taxes other than income taxes . . . . . . . . . . . . . . . .          6,513           7,567
  Depreciation, depletion and amortization. . . . . . . . . . .          2,504           2,935
                                                                        55,043          55,468

  INCOME FROM COAL OPERATIONS . . . . . . . . . . . . . . . . .            181           8,980

OIL AND NATURAL GAS OPERATIONS:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .         24,209          21,072
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .             38              77
                                                                        24,247          21,149
EXPENSES
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .         14,862          10,710
  Selling, general and administrative . . . . . . . . . . . . .          2,308           2,064
  Taxes other than income taxes . . . . . . . . . . . . . . . .            684             872
  Depreciation, depletion and amortization. . . . . . . . . . .          4,744           4,774
                                                                        22,598          18,420

  INCOME FROM OIL AND NATURAL GAS OPERATIONS. . . . . . . . . .          1,649           2,729

OTHER OPERATIONS:

REVENUES
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .          6,092           5,609
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            191             173
                                                                         6,283           5,782
EXPENSES
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .          3,886           3,643
  Selling, general and administrative . . . . . . . . . . . . .          1,105           1,150
  Taxes other than income taxes . . . . . . . . . . . . . . . .             82              71
  Depreciation, depletion and amortization. . . . . . . . . . .            412             487
                                                                         5,485           5,351

  INCOME FROM OTHER OPERATIONS. . . . . . . . . . . . . . . . .            798             431

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .            382             349
  Other (income) deductions-net . . . . . . . . . . . . . . . .           (368)         (1,199)
                                                                            14            (850)

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .          2,614          12,990

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .           (529)          3,218

ENTECH NET INCOME . . . . . . . . . . . . . . . . . . . . . . .  $       3,143   $       9,772

ENTECH OPERATIONS:

Coal Operations:

      Income from coal operations decreased $8,800,000, as a result of reduced revenues and coal volumes sold at the Rosebud Mine, and operating losses at the Golden Eagle Mine.

Revenues:

      Revenues, including intersegment revenues, decreased with the majority attributable to the Rosebud Mine, where volumes of coal sold to customers decreased by 22%. Revenues from sales to Colstrip Units Nos. 3 & 4 decreased $3,500,000 due to decreased generation caused by the increased availability of hydroelectric generation in the region. Revenues decreased $3,200,000 as a result of the expiration of a Midwestern contract at the end of 1994.
Revenues also decreased $1,400,000 due to the conclusion of coal brokering agreements in December 1994, and decreased $1,000,000 due to lower volumes sold to Corette while the plant tested other coal for air quality compliance. Coal sold under brokering agreements was sold at cost. At the Jewett Mine, revenues increased $1,700,000 for the same reasons mentioned in the six-month discussion.

Expenses:

      Cost of sales includes the net impact of $4,300,000 decreased mining costs at the Rosebud Mine primarily due to lower volumes sold and coal purchased for brokering, offset by $3,400,000 increased operating costs at Golden Eagle Mine plus $1,700,000 increased costs at the Jewett Mine due to the reasons mentioned in the six-month discussion. Taxes other than income taxes decreased $1,000,000 due to lower volumes sold at the Rosebud Mine.

Oil and Natural Gas Operations:

      Income from oil and natural gas operations decreased principally due to lower natural gas prices, partially offset by increased volumes of marketed natural gas and higher oil prices.

      The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenues with the related percentage changes in volumes sold and prices received:

            Oil                        -revenue           $   1
                                       -volume               (9)%
                                       -price/bbl            26%

            Natural gas                -revenue           $  (3)
                                       -volume               (8)%
                                       -price/Mcf           (28)%

            Natural gas marketing      -revenue           $   5
                                       -volume               49%
                                       -price/Mcf            19%

Revenues:

      Oil revenues increased $600,000 from higher market prices, while natural gas revenues decreased $2,800,000 as a result of lower market prices.
Revenues from natural gas marketing increased $5,200,000 due to higher volumes sold and higher prices received under cogeneration supply agreements.

Expenses:

      The higher volumes of natural gas purchased for resale increased the cost of sales by $4,100,000.

Other Operations:

      Income from other operations increased due to telecommunications operations and income from land sales.

Revenues:

      Revenues from Entech's other operations increased $500,000 from telecommunications operations for the same reasons mentioned in the six-month discussion.

Interest Expense and Other Income:

      Other income decreased approximately $800,000 as a result of less income received from Entech's investment in a Brazilian gold mine in 1995.

Income Taxes:

      Income taxes decreased $3,700,000 due to lower pre-tax net income from coal operations.

INDEPENDENT POWER GROUP OPERATIONS

                                                                     Three Months Ended
                                                                           June 30,
                                                                      1995           1994
                                                                      Thousands of Dollars

REVENUES:
  Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      19,287   $      19,171
  Earnings from unconsolidated investments. . . . . . . . . . .            428             693
  Intersegment revenues . . . . . . . . . . . . . . . . . . . .            280             876
                                                                        19,995          20,740

EXPENSES:
  Operation and maintenance . . . . . . . . . . . . . . . . . .         15,950          19,105
  Selling, general and administrative . . . . . . . . . . . . .            559           1,334
  Taxes other than income taxes . . . . . . . . . . . . . . . .            463             496
  Depreciation and amortization . . . . . . . . . . . . . . . .            740             710
                                                                        17,712          21,645

  INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .          2,283            (905)

INTEREST EXPENSE AND OTHER INCOME:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .              5               4
  Other (income) deductions - net . . . . . . . . . . . . . . .            986            (522)
                                                                           991            (518)

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . .          1,292            (387)

INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .            633            (162)

IPG NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .  $         659   $        (225)

INDEPENDENT POWER GROUP OPERATIONS:

      IPG net income for the quarter increased primarily as a result of decreases in operation and maintenance expenses for the Colstrip unit offset by the writedown of an investment.

Revenues:

      Revenues of the IPG decreased principally due to a reduction in electric volumes sold to the Company's electric utility from the Colstrip unit. This reduction in volume results primarily from a decrease in generation at the Colstrip unit.

Expenses:

      Operation and maintenance expense decreased $3,200,000. The decrease results primarily from a $1,800,000 decrease in scheduled maintenance expenses associated with the Colstrip unit, a $600,000 decrease in fuel expenses and a $400,000 decrease in transmission expenses due to a contract renegotiation.

Interest Expense and Other Income:

      Other deductions increased as a result of a $1,900,000 writedown of an investment which is expected to be sold before the end of the year. This increase was offset by a $300,000 increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements, long-term debt maturities and sources of funds for the period 1995-1999 have been discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Since that report was issued, the Utility's capital expenditures for the period 1995-1999 have been reduced by approximately 28%, from $716,000,000 to $516,000,000. During the first six months of 1995, $60,066,000 was expended for the Utility construction program and $53,107,000 was expended for Entech capital expenditures.

      In April 1995, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.33% series due 2025, the proceeds of which were used to finance construction and repay short-term debt.

      The Company's Mortgage and Deed of Trust contains certain restrictions upon the issuance of additional First Mortgage Bonds. At June 30, 1995, the unfunded net property additions and retired bonds test, which is the most restrictive test, would have permitted the issuance of approximately $524,000,000 additional First Mortgage Bonds. There are no material restrictions upon issuance of unsecured debt or preferred stock in the Company's Restated Articles of Incorporation, its Mortgage and Deed of Trust or its Sinking Fund Debenture Agreement.

SEC RATIO OF EARNINGS TO FIXED CHARGES

      For the twelve months ended June 30, 1995, the Company's ratio of earnings to fixed charges was 2.89 times. Fixed charges include interest, the implicit interest of the Colstrip Unit No. 4 rentals and one-third of all other rental payments.

NEW ACCOUNTING PRONOUNCEMENTS

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", (SFAS
No. 121). This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that the carrying value of the asset may not be recoverable and whenever a regulator excludes a portion of an asset's cost from a company's rate base. The Company is evaluating SFAS No. 121. The impact it may have on its financial position or results of operations has not been determined.

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

      The Company's Electric Utility continues to analyze how it might be affected by the proposal. Comments on the NOPR were due on August 7, 1995. The Utility submitted comments which generally supported the concepts contained in the NOPR but suggested some modifications to the transmission tariffs. It is anticipated that a final rule could take effect in early 1996. The Company cannot predict the outcome of this matter.

                                    PART II
                               Other Information

ITEM 1.     Legal Proceedings

Colstrip Unit Nos. 1 & 2 Coal Arbitration Decision

      A pricing dispute between Western Energy Company (Western), a subsidiary of the Company, and Puget Sound Power & Light Company (Puget) regarding the Coal Supply Agreement for Colstrip Unit Nos. 1 and 2 between Puget and the Company's Utility Division, as co-owners of the units, and Western, as coal supplier, has been resolved through arbitration. See Annual Report on Form 10-K for 1994, Note 2 to the Consolidated Financial Statements.

      On March 24, 1995, the Company received the arbitration decision. Excluding production taxes and royalties, the contract price was reduced approximately $1.20 per ton. As a result, the Company's consolidated pre-tax income will decrease approximately $6,000,000 on coal sold to Puget since July 1991. The Company does not expect a significant cash flow impact to result from the arbitration decision, because Puget paid less than invoiced amounts for coal delivered after April 1992. In March 1995, Western refunded approximately $10,500,000, plus interest, on coal sold to the Company's Utility Division since July 1991. This refund did not affect consolidated income. On an annual basis, the redetermined contract price is estimated to result in a pre-tax reduction of consolidated income of approximately $3,500,000 per year.

Colstrip Unit Nos. 3 & 4 Coal Arbitration

      Reference Note 1, page 8 for further discussion of this matter.

Frederickson Litigation

      Through one of its IPG subsidiaries which owns 25% of a power development partnership, the Company is participating in litigation filed in federal court against the Bonneville Power Administration (BPA). The suit, filed by the power development partnership, alleges the BPA abrogated a 20-year power purchase contract with the partnership and seeks payment of slightly more than $1,000,000,000 in damages. The BPA has stated that changed circumstances in the power market and in its environmental obligations, occurring since the power purchase contract was signed in 1994, have frustrated the purposes of the power purchase contract. BPA alleges these changed circumstances excuse it from the contractual obligation to purchase power from the 248 megawatt generation plant at Frederickson, Washington. Construction was expected to be complete and the plant operational in 1996, however, pending resolution of this matter, construction has been suspended. BPA has publicly acknowledged responsibility to pay some measure of damages resulting from its decision. The partnership, which includes the IPG's subsidiary, is pursuing this litigation aggressively.

Notice of Intent by Puget Sound Power and Light

      Reference Note 1, page 8 for further discussion of this matter.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

      A.    The Company's Annual Meeting of Shareholders was held on May 9,
            1995.

      B.    Security holders elected four persons to the Board of Directors.

                 Director              For         Withheld       Abstentions
            R. D. Corette          47,232,740         250            853,296

            Beverly D. Harris      47,257,190         250            801,041

            Arthur K. Neill        47,159,617                        926,419

            Noble E. Vosburg       47,257,373         250            800,858

            Directors whose term of office as a director continued after the meeting are as follows:


            Daniel T. Berube                  Daniel P. Lambros

            Allen F. Cain                     Carl Lehrkind III

            Kay Foster                        James P. Lucas

            Robert P. Gannon                  Jerrold P. Pederson

            Chase T. Hibbard                  George H. Selover

      C. Security holders voted to adopt the amendment to the restated Articles of Incorporation which requires the affirmative vote of two-thirds of the outstanding shares of the Company in order to change the current staggered board structure or the number of directors.


                            For         Against       Abstentions

                        37,635,330     5,941,380       1,070,538

ITEM 6.     Exhibits and Reports on Form 8-K:
     (a)    Exhibits
            Exhibit 12 Computation of ratio of earnings to fixed charges for the twelve months ended
                                    June 30, 1995.
            Exhibit 27              Financial Data Schedule

     (b)    Reports on Form 8-K

                   DATE                               SUBJECT

            April 26, 1995          Item 5 Other Events.  Discussion of First
                                    Quarter Net Income.

                                    Item 7 Exhibits. Consolidated Statements of Income for the Quarters Ended March 31, 1995 and 1994 and for the Twelve Months Ended March 31, 1995 and 1994, Utility Operations Schedule of Revenues and Expenses for the Quarters Ended March 31, 1995 and 1994 and for the Twelve Months Ended March 31, 1995 and 1994, Entech Operations Schedule of Revenues and Expenses for the Quarters Ended March 31, 1995 and 1994 and for the Twelve Months Ended March 31, 1995 and 1994 and Independent Power Group Operations Schedule of Revenues and Expenses for the Quarters Ended March 31, 1995 and 1994 and for the Twelve Months Ended March 31, 1995 and 1994.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE MONTANA POWER COMPANY
                                                       (Registrant)

                                            /s/ J.P. Pederson
                                            J. P. Pederson
                                            Vice President and Chief
                                              Financial Officer

Date:  August 14, 1995

                                 EXHIBIT INDEX

                                  Exhibit 12
                       Computation of ratio of earnings
                             to fixed charges for
                     the twelve months ended June 30, 1995

                                  Exhibit 27
                            Financial Data Schedule