Form 10-Q
period 1995-09-30
MONTANA POWER CO /MT/
filed 1995-11-14
CIK 67727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

	On November 6, 1995, the Company had 54,578,666 shares of common stock outstanding.



PART I
FINANCIAL STATEMENTS
THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

					  For the Nine Months Ended
					 September 30,	 September 30,
						     1995     	     1994

 						     Thousands of Dollars
REVENUES			$      685,369	$     716,565

EXPENSES:
	Operations		       312,803	     318,181
	Maintenance		        52,921	      59,385
	Selling, general and administrative		        72,754	      77,291
	Taxes other than income taxes		        69,639	      73,660
	Depreciation, depletion and amortization		        65,998	       64,760
						       574,115	      593,277

		INCOME FROM OPERATIONS		       111,254	      123,288

INTEREST EXPENSE AND OTHER INCOME:
	Interest		        32,765	        32,332
		Other (income) deductions - net		        (4,971)	       (8,254)
)						        27,794	       24,078

INCOME TAXES		        25,407	       31,042

NET INCOME		        58,053	       68,168
DIVIDENDS ON PREFERRED STOCK		         5,420	        5,420

NET INCOME AVAILABLE FOR COMMON STOCK		$       52,633	$      62,748

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)		        53,986	       53,000

NET INCOME PER SHARE OF COMMON STOCK		$         0.97	$        1.18


The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

					   For the Three Months Ended
					 September 30,	 September 30,
						     1995     	     1994

 						      Thousands of Dollars
REVENUES			$      217,545	$    233,304

EXPENSES:
	Operations		       101,666	     111,356
	Maintenance		        16,900	      19,937
	Selling, general and administrative		        23,241	      26,226
	Taxes other than income taxes		        24,580	      24,851
	Depreciation, depletion and amortization		        21,828	      21,117
						       188,215	     203,487

		INCOME FROM OPERATIONS		        29,330	      29,817

INTEREST EXPENSE AND OTHER INCOME:
	Interest		        11,018	      10,980
	Other (income) deductions - net		        (3,665)	      (5,583)
						         7,353	       5,397

INCOME TAXES		         5,825	       6,139

NET INCOME		        16,152	      18,281

DIVIDENDS ON PREFERRED STOCK		         1,807	       1,807

NET INCOME AVAILABLE FOR COMMON STOCK		$       14,345	$     16,474

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)		        54,243	      53,250

NET INCOME PER SHARE OF COMMON STOCK		$         0.26	$       0.31


The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

A S S E T S

					September 30, 	December 31,
					    1995     	    1994
					     Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
	UTILITY PLANT (includes $105,276 and $79,510
		plant under construction)
		Electric		$   1,673,751	$   1,608,615
		Natural gas		      482,524	      463,134
					    2,156,275	    2,071,749

	Less - accumulated depreciation and depletion		      659,295	      619,195
					    1,496,980	    1,452,554
	ENTECH PROPERTY (includes $10,565 and $3,030
		property under construction)		      570,096	      530,167

	Less - accumulated depreciation and depletion		      209,739	      189,926
					      360,357	      340,241

	INDEPENDENT POWER GROUP PROPERTY (includes $3,282 and
		$671 property under construction)		       73,018	       70,253

	Less - accumulated depreciation		       18,075	       17,560
					       54,943	       52,693
					    1,912,280	    1,845,488
MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		       50,666	       54,397
	Other		       52,312	       49,713
					      102,978	      104,110
CURRENT ASSETS:
	Cash and temporary cash investments		       16,998	       21,564
	Accounts receivable		      111,909	      159,975
	Materials and supplies (principally at average cost)		       47,656	       47,937
	Prepayments and other assets		       59,473	       65,154
					      236,036	      294,630
DEFERRED CHARGES:
	Advanced coal royalties		       22,602	       22,939
	Regulatory assets related to income taxes		      147,071	      146,844
	Regulatory assets - other		       59,343	       49,880
	Other deferred charges		       52,915	       48,806
					      281,931	      268,469
					$   2,533,225	$   2,512,697



The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S

					September 30, 	 December 31,
					    1995     	     1994
					    Thousands of Dollars

CAPITALIZATION:
	Common shareholders' equity:
		Common stock (120,000,000 shares
			authorized; 54,342,521 and
			53,578,737 shares issued)		$      684,906	$     667,344
		Retained earnings and other shareholders' equity		       310,776	      320,756
		Unallocated Stock held by Trustee for Deferred
			Savings and Employee Stock Ownership Plan		       (31,087)	      (32,580)
					       964,595	      955,520

	Preferred stock		       101,416	      101,416
	Long-term debt		       617,800	      588,876
					     1,683,811	    1,645,812

CURRENT LIABILITIES:
	Short-term borrowing		        68,356	      113,989
	Long-term debt - portion due within one year		        16,799	       16,980
	Dividends payable		        23,561	       23,249
	Income taxes		        (2,609)	        9,210
	Other taxes		        59,794	       46,521
	Accounts payable		        51,661	       50,788
	Interest accrued		        14,261	       11,785
	Other current liabilities		        51,768	       40,546
					       283,591	      313,068

DEFERRED CREDITS:
		Deferred income taxes		       329,754	      322,835
		Investment tax credit		        47,418	       48,729
		Accrued mining reclamation costs		       114,189	      110,035
		Other deferred credits		        74,462	       72,218
					       565,823	      553,817

CONTINGENCIES AND COMMITMENTS (Note 1)

					$    2,533,225	$   2,512,697


The accompanying notes are an integral part of these statements.



THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

					 For the Nine Months Ended
					September 30,	September 30,
					    1995     	    1994
					    Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$    58,053	$    68,168
	Noncash charges (credits) to net income:
		Depreciation and depletion		     65,998	     64,760
		Mining reclamation costs expenses		     13,181	     12,650
		Deferred income taxes.		      5,563	      6,332
		Amortization of loss on long-term sale
			of power		     (2,448)	     (3,170)
		Other - net		     16,506	     16,780
	Changes in other assets and liabilities		      8,538	     (2,229)
	Accounts receivable		     48,066	     31,648
	Materials and supplies		        281	     (4,143)
	Accounts payable		        873	    (10,384)
	Payment of mining reclamation costs		     (9,027)	     (7,290)

		Net Cash Flows from Operating Activities		    205,584	    173,122

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Gross additions to property and plant		   (134,570)	   (121,085)
	Investments in other operations		      5,718	     (2,408)
	Sales of property		      5,014	     15,418
	Additional investments		    (16,289)	     (9,258)

		Net Cash Flows from Investing Activities		   (140,127)	   (117,333)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Sales of common stock		     17,314	     18,750
	Issuance of long-term debt		     30,880	     23,758
	Retirement of long-term debt		     (2,547)	    (20,644)
	Short-term debt		    (45,633)	     (9,082)
	Notes payable cogeneration project		          0	     (1,311)
	Dividends on common and preferred stock		    (70,037)	    (68,954)

		Net Cash Flows from Financing Activities		    (70,023)	    (57,483)
			Net Cash Flows		     (4,566)	     (1,694)
Cash and cash equivalents at beginning of period		     21,564	     11,604
Cash and cash equivalents at end of period		$    16,998	$     9,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Nine Months For:
		Income taxes		$     31,662	$    35,472
		Interest		      32,180	     32,189


The accompanying notes are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying financial statements of the Company for the interim periods ended September 30, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

	FERC has prepared a Draft Environment Impact Statement (DEIS) which generally agrees with the non-operational provisions of the Plan but recommends changing the Kerr operations from peaking and load following operations to baseload operations to provide maximum benefit to fish and wildlife habitat in the Flathead River, below the dam. The recommended operational change is similar to changes proposed by the Department of Interior (the Department), but differs substantially from the non-operational changes proposed by the Department.

	The Company estimates the operational changes proposed by FERC in its DEIS would increase power costs by approximately $5,500,000 annually. Other changes to the Plan proposed in the DEIS would result in a one-time payment made to the Tribe of approximately $26,000,000, without a requirement for annual payments. The Department's proposed 4(e) conditions, on the other hand, would result in a one-time payment of approximately $36,200,000 and annual payments of approximately $945,000. The Company has already responded to the Department's 4(e) conditions and will file its responsive comments to the DEIS by the end of the year.

	While it cannot predict when or in what form the Plan finally will be approved, the Company expects that the cost of mitigation measures will be recovered through rates or from the Tribes if they exercise their right, pursuant to the license, to take over the project in 2015 and will not have a materially adverse effect on the Company's financial condition or results of operations.

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

	The Company is challenging an attempt by Puget Sound Power & Light Company (Puget) to terminate contractual obligations to purchase 94 MW of capacity and associated energy per year under an agreement (the Agreement) which expires in 2010. On February 27, 1995, Puget notified the Company of its intention to terminate the Agreement, effective the next day, alleging the Company had failed to satisfy a requirement to secure firm contractual rights to a transmission path for the delivery of the electricity. The Company obtained a restraining order and later a status quo agreement pending final court decision. The Company believes that Puget has no right to terminate the Agreement because the required transmission path has been provided. The Company is confident regarding its position and is pursuing its rights; however, it cannot assure the outcome of this controversy.

	This matter is pending before a Federal District Court in Montana. On October 6, 1995, Puget filed a motion in the federal court seeking an order staying the court action pending receipt from FERC of a declaratory judgment. On October 24, 1995, Puget petitioned FERC to obtain a declaratory judgment that the transmission service which is subject to this dispute is not "firm" as required by the Agreement. The Company believes this dispute to be a matter of contract interpretation which does not require specialized agency expertise triggering FERC's primary jurisdiction and does not believe either the motion filed with the court or the petition filed with FERC should be granted. The Company has filed with the federal court appropriate responses asserting its positions and will file a response within 30 days after FERC publishes notice of Puget's petition.

	If the Company is unsuccessful in this matter, it would be required to reimburse Puget for any increased power purchase costs paid by Puget attributable to the difference between the power purchase price under the Agreement, approximately 4.6 cents/kWh escalating annually, and the lower price Puget may demonstrate it otherwise would have paid for electricity after February 28, 1995, approximately 315,000 MWhs at September 30, 1995. In addition, the Company would be obligated to reimburse Puget approximately $39,000,000, plus interest, for the amount by which Puget's payments through February 28, 1995 have exceeded its projection of avoided costs. In the future, the Company's revenues would be reduced by the difference, if any, between revenue resulting from sales at prices under the Agreement, approximately $29,000,000 per year, and lower prices it might receive from future alternative sales of the electricity, which cannot be estimated. The Company may also be required to make a non-cash adjustment to its accounting records reducing an asset related to the Agreement by approximately $23,000,000 pre-tax.


	Western Energy Company (Western), a wholly-owned subsidiary of the Company, is a party in an arbitration initiated by the non-operating owners of the Colstrip Units 3 and 4 (i.e., Puget, Washington Water Power Company, Portland General Electric Company and PacificCorp - collectively the "Buyers") to resolve a variety of disputes arising under the contracts with Western for the supply and transportation of coal from these Units. The arbitration hearing concluded in November and a decision is expected in March 1996.

	The Buyers allege that certain coal transportation, the cost of which has been paid by the Buyers was to have been provided without charge by Western. Western asserts that these costs were properly payable by the Buyers. The
Buyers sought a refund or credit of approximately $118,000,000 plus interest, an increase over earlier amounts associated with this claim of $62,000,000. On October 13, 1995, the arbitrator granted Western's motion for summary judgment, denying the Buyers' claim for this refund or credit.

	The Buyers also allege that either (i) they have the right to purchase coal from others in excess of 600,000 tons monthly, 6,000,000 tons yearly and 170,000,000 tons over the contract life or (ii) the price of coal and coal transportation in excess of these quantities is to be determined by negotiation or arbitration. The Buyers also allege that they have the right to "release" tons they would otherwise be obligated to purchase and purchase those tons from others. Western asserts that these contracts require the Buyers to purchase and transport all of the coal requirements at Units 3 and 4 from Western at specified contract prices. As to these claims, the Buyers seek prospective relief almost exclusively.

	The Buyers also allege that Western has violated the coal supply contract by not mining in an "economic and efficient" manner and by not adopting a mining plan suggested by the Buyers. Western asserts that its mining plan is reasonable and denies that the Buyers have any right to insist upon a mining plan of their choosing. The Buyers seek damages of approximately $6,000,000, plus interest on this claim, an increase over earlier amounts of $4,500,000.
The Buyers also assert that Western is required to sell the mine to the Buyers at its depreciated cost or to turn operation of the mine over to a contract miner.

	The Buyers also allege that Western is required to fund an external mine reclamation account of approximately $36,000,000 including interest and to accept the future income tax consequences associated with this account.
Western acknowledges that a reclamation account must be maintained and has accrued the associated liability, but denies that it must be external to Western or that it must bear the associated cash tax consequences prior to the time reclamation expenditures are made.

	Western is confident regarding its positions on the issues in dispute, but, nevertheless, cannot predict the outcome of this arbitration.

	The Entech Oil Division has agreed to supply 129 Bcf of natural gas to four cogeneration facilities through mid-2011. The Oil Division has sufficient proved, developed and undeveloped reserves, and controls related sales of production sufficient to supply all of the remaining natural gas required by these agreements.



NOTE 2.  RATE MATTERS:

	On April 25, 1995, the Montana Public Service Commission (PSC) approved an electric rate increase of $13,900,000, on an annual basis, effective May 1, 1995. This increase, which affirmed a settlement negotiated with the Montana Consumer Counsel and other interested parties, included $7,700,000, which had been previously approved on an interim basis. The final order, in accordance with the settlement did not itemize an allowed rate of return or other components of the negotiated amount.

	On September 21, 1995, the Company filed an electric and natural gas rate increase request with the PSC. The request contains a traditional filing based upon an adjusted historic test year and an alternative rate proposal which consists of a three-year rate plan providing for rate increases in 1996, 1997 and 1998. In conjunction with both the traditional filing and the alternative proposal, the Company also requested an interim electric rate increase of $11,100,000 annually and an interim natural gas rate increase of $4,400,000 annually, both of which would be subject to refund if in excess of the final rate adjustment under either the traditional or alternative filings. A decision on the interim requests is expected by the end of December 1995.

	In its traditional filing, the Company has requested rate increases from the PSC which would increase electric revenues by $34,900,000 annually, or 9.84%, and natural gas revenues by $12,000,000 annually, or 10.45% both based upon a return on equity of 12.5%. Under the traditional approach, the Company anticipates consideration of further annual rate filings in 1996 and 1997.

	The alternative plan, which is the preferred alternative recommended by the Company would establish rates for the next three years and limit conventional rate filings until 1998. The plan's three-year rate increases provide approximately $27,000,000 in additional electric revenues and $8,400,000 additional natural gas revenues effective in May 1996; $11,400,000 additional electric revenues and $5,100,000 additional natural gas revenues effective in January 1997; and finally $12,000,000 additional electric revenues and $5,000,000 additional natural gas revenues effective in January 1998. The alternative plan includes cost recovery provisions providing timely rate adjustments for full recovery of state property taxes and federally mandated power purchases and predetermined rate percentage adjustments to recover increases in all other normal costs of service.

	Hearings on the rate filing are scheduled to begin in April 1996 and a decision is expected in June 1996.

NOTE 3.  LONG-TERM DEBT:

	In April 1995, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.33% series due 2025, the proceeds of which were used to finance construction and repay short-term debt.

	In July 1995, Entech borrowed $10,000,000 at an interest rate of 6.4375% under their Revolving Credit and Term Loan Agreement, which expires in September 1997.

NOTE 4.  FINANCIAL INSTRUMENTS:

	To manage price risk Entech uses swap agreements to hedge revenues from anticipated sales of oil and natural gas. Under the swap agreements, Entech receives or makes payments based on the differential between the agreed-upon price and the market price of oil or natural gas when the hedged production is sold. At September 30, 1995, Entech had swap agreements to hedge approximately 274,000 barrels, or 34% of its expected production from proved, developed and producing oil reserves through June 1996, and for approximately 366,500 Mmcf, or 12% of its expected production from proved, developed and producing natural gas reserves through March 1996. In addition, Entech had swap agreements to hedge approximately 442,000 Mmcf, or 12% of its delivery obligations under long-term natural gas sales contracts through February 1996. At September 30, 1995, the Company had no material deferred gains or losses from these transactions.

	The Independent Power Group has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt, and foreign currency and gas price fluctuations. At September 30, 1995, the Company believes it would not experience any materially adverse impacts from the risks inherent in these instruments.



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

Nine Months Ended September 30, 1995 and 1994:

Net Income Per Share of Common Stock

	Consolidated net income for the nine months ended September 30, 1995 declined from $1.18 per share in the comparable period of 1994 to 97 cents per share. Approximately 5 cents per share of the decrease was due to a retroactive adjustment reflecting a coal arbitration decision which reduced the price charged per ton of coal sold to Colstrip Units 1 and 2 (see Part II, Item 1, Legal Proceedings). While this decision reduced Entech's earnings, the Utility benefited through lower fuel costs. The Utility also experienced strong earnings gains resulting from increased hydroelectric generation and reduced purchased power costs. Entech's earnings were also negatively impacted by lower volumes of coal sales from the Rosebud Mine and production problems at the underground mine in Colorado. Independent Power Group earnings decreased as a result of a decline in project development activities, a loss on the sale of an investment and because a 1994 gain on the sale of a 50% interest in North American Energy Services enhanced last year's earnings.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share:

			     Nine Months Ended
			       September 30,
			   1995   	   1994

	Utility Operations	$     0.66	$     0.42
	Entech	      0.24	      0.64
	Independent Power Group	      0.07	      0.12

		Consolidated	$     0.97	$     1.18



UTILITY OPERATIONS

					      Nine Months Ended
					        September 30,
					    1995    	    1994
					    Thousands of Dollars

ELECTRIC UTILITY:
REVENUES
	Revenues		$     296,402	$     300,833
	Intersegment revenues		        4,437	        4,466
					      300,839	      305,299

EXPENSES
	Power supply		      102,781	      127,792
	Transmission and distribution		       20,612	       20,895
	Selling, general and administrative		       31,204	       34,809
	Taxes other than income taxes		       34,807	       31,759
	Depreciation and amortization		       31,878	       30,524
					      221,282	      245,779

	INCOME FROM ELECTRIC OPERATIONS		       79,557	       59,520

NATURAL GAS UTILITY:

REVENUES
	Revenues (other than gas supply
		cost revenues)		       61,702	       56,517
	Gas supply cost revenues		       15,306	       12,461
	Intersegment revenues		          665	          645
					       77,673	       69,623

EXPENSES
	Gas supply costs		       15,306	       12,461
	Other production, gathering and exploration		        7,153	        6,465
	Transmission and distribution		        8,183	        7,514
	Selling, general and administrative		       13,418		    13,603
	Taxes other than income taxes		       10,899		     9,936
	Depreciation, depletion and amortization		        7,710	        7,063
					       62,669	       57,042

	INCOME FROM GAS OPERATIONS		       15,004	       12,581

INTEREST EXPENSE AND OTHER INCOME:
	Interest		       33,074	       32,174
	Other (income) deductions - net		       (4,305)        (2,801)
					       28,769	       29,373
INCOME BEFORE INCOME TAXES		       65,792	       42,728

INCOME TAXES		       24,806	       15,162

UTILITY NET INCOME		$      40,986	$      27,566



UTILITY OPERATIONS:

	The Company is a winter peaking utility, which earns most of its revenue from retail customers in the first and fourth quarters of the year. Weather can significantly affect revenues and net income, and should be considered when analyzing trends. As measured by heating degree days, the weather for the nine months ended September 30, 1995 in the Company's service territory was equal to the historic average and 12% colder than the same period last year.

	The Company's electric wholesale revenues and power purchase expenses are influenced by weather, streamflow conditions, and the wholesale power market in the Northwest and California. During the nine months ended September 30, 1995 there was a surplus of energy in the region which depressed wholesale and purchased power prices.

	During the past year, the Company has performed a strategic analysis of certain business functions, to determine what is needed in those areas to meet changing conditions in the utility industry. Study teams have developed methods to be more effective and efficient and changes are being implemented in the Utility's organizational structure. The changes, which began in 1994, are anticipated to be completed in 1997 and will reduce the workforce by approximately 350 employees from the 1994 levels.

	The Company has accrued an estimated $4,500,000 of severance benefits applicable to employees for certain of the functional areas; however, additional amounts will be identified and accrued in the remainder of 1995 and future periods. The Utility's costs of the program are being deferred as authorized by an Accounting Order from the Montana Public Service Commission
(PSC) and are not reflected in income. The Company believes these costs will be recovered through rates.

Electric Utility:

	Income from electric operations increased $20,000,000. The increase is primarily due to a $25,000,000 reduction in power supply costs offset by a $4,500,000 decrease in operating revenues. Power supply costs decreased as a result of the previously discussed coal price arbitration decision and reduced purchased power costs resulting from an 8% increase in low cost hydroelectric generation and reduced brokering transactions. The decrease in operating revenues is the result of reductions in sales to other utilities and reductions in miscellaneous revenues, partially offset by an increase in sales to general business customers.

	The electric utility's largest firm wholesale customer, Central Montana Generation and Transmission Cooperative (Central Montana), has given a notice they will not renew their contract when it expires in June 2000. The customer is considering other possible power supply sources. In 1994, Central Montana required 451,000 MWh of energy and 78 MW during the Company's system peak.
This represents approximately 5% of the Company's firm sales and peak load requirements. Central Montana paid a rate of 3.49 cents per kWh. The Company is implementing strategies to offset the effects if this customer leaves the system.


	The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:

	General business	- revenue	$   11
		- volume	     -
		- price/kWh	     4%

	Other utilities	- revenue	$  (12)
		- volume	   (11)%
		- price/kWh	   (17)%

	Miscellaneous	- revenue	$   (3)

Revenues:

	Sales to general business customers increased $10,600,000 largely the result of 4% higher tariffs. Continued customer growth of 1.6% and colder weather increased volumes sold to the residential and commercial classes. However, sales to industrial customers were down by a corresponding amount due to industrial business interruptions.

	As a result of an abundance of low-cost power in the region, both volumes sold, and the price received from sales to other utilities decreased during the period.

	Miscellaneous revenues decreased $2,700,000 primarily as a result of regulatory accounting entries and a decrease in wheeling revenues resulting from reduced sales to other utilities.

Expenses:

	The following table shows the Company's sources of electricity and power supply expenses (operation, fuel for electric generation and maintenance) for the nine months ended September 30, 1995 and 1994.

		   1995   	   1994
                    Sources                    	           MWH

Hydroelectric		 2,505,284	 2,315,336
Steam		 3,495,353	 3,529,968
Purchases		 1,778,828	 2,147,904
	Total Power Supply		 7,779,465	 7,993,208


		   Thousands of Dollars

Hydroelectric (including maintenance)		$   14,172	$   13,518
Steam (including fuel and maintenance)		    30,448	    46,803
Purchases		    58,161	    67,471
	Total Power Supply Expenses		$  102,781	$  127,792
	Cents Per Kilowatt-Hour		     1.321	     1.599

	Power supply costs decreased $25,000,000 during the period. Of this decrease, steam generation expenses accounted for $16,400,000, including a $13,200,000 reduction in fuel costs which primarily resulted from a coal arbitration decision that reduced the price of coal sold by Entech's Western Energy Company to Colstrip Units 1 and 2 and the Corette Plant. This price decrease was retroactive to July 1991, and current period expenses include an $11,300,000 credit for coal purchased in prior years. In addition, steam maintenance expenses decreased $3,000,000 as a result of improved productivity and maintenance practices at the Colstrip generating units.

	A $9,300,000 reduction in purchased power costs also contributed to the lower power supply costs. This reduction was due to increased generation from the Utility's hydroelectric facilities and reduced volumes sold to other utilities.

	Selling, general and administrative expenses decreased primarily due to a reimbursement received from insurers for Colstrip housing repair costs which were expensed in 1994.

	The $3,000,000 increase in taxes other than income taxes and the $1,300,000 increase in depreciation expense are primarily due to property additions.

Natural Gas Utility:

	Income from natural gas operations increased $2,400,000 principally due to increased volumes sold as a result of colder weather and residential and commercial customer growth.

	The following table shows the change from the previous year, in millions of dollars, in the various classifications of natural gas revenues (excluding intersegment revenues and gas supply costs) and the related percentage changes in volumes sold and prices received:

	Full requirement customers	-revenue	$   5
		-volume	   11%
		-price/Mcf	    1%

	Transportation	-revenue	$   -
		-volume	   23%
		-price/Mcf	    5%

	Miscellaneous	-revenue	$   -

Revenues:

	Natural gas revenues (other than gas supply costs) increased $5,200,000, of which 40% is attributable to a 4.1% increase in the number of customers and 60% is attributable to weather which was 12% colder than in 1994.

	Gas supply cost revenues consist of the amount authorized by the PSC to be collected in rates from full requirement customers to cover the cost of supplying the gas. The $2,800,000 increase in gas supply revenue resulted from increased volumes sold and a refund made in 1994 for overcollection of prior years' costs. Gas supply cost revenues and gas supply cost expenses are always equal due to rate and accounting procedures.

	Interruptible transportation revenues are fixed by the most recent rate case. Amounts in excess of or lower than amounts considered in the rate case are deferred for treatment in a future rate filing. Transportation volumes change as a result of increasing/decreasing customer loads.

Expenses:

	The increase in gas supply costs resulted from the reasons mentioned in the foregoing gas supply cost revenue discussion.

Interest Expense and Other Income:

	Interest expense increased $900,000 as a result of increased borrowing to finance plant additions.

	The increase in other income resulted principally from miscellaneous non-recurring income and expense transactions.



ENTECH OPERATIONS

					      Nine Months Ended
					       September 30,
					     1995    	     1994
					    Thousands of Dollars

COAL OPERATIONS:
REVENUES
	Revenues		$     157,148	$     186,695
	Intersegment revenues		       15,015	       30,291
					      172,163	      216,986

EXPENSES
	Cost of sales		      120,816	      123,832
	Selling, general and administrative		       20,807	       21,483
	Taxes other than income taxes		       20,210	       27,719
	Depreciation, depletion and amortization		        9,320	        9,382
					      171,153	      182,416

	INCOME FROM COAL OPERATIONS		        1,010	       34,570

OIL AND NATURAL GAS OPERATIONS:

REVENUES
	Revenues		       73,003	       73,192
	Intersegment revenues		          170	          162
					       73,173	       73,354

EXPENSES
	Cost of sales		       43,142	       40,825
	Selling, general and administrative		        6,811	        6,322
	Taxes other than income taxes		        1,986	        2,640
	Depreciation, depletion and amortization		       13,610	       13,943
					       65,549	       63,730

	INCOME FROM OIL AND NATURAL GAS OPERATIONS		        7,624	        9,624

OTHER OPERATIONS:

REVENUES
	Revenues		       18,891	       17,597
	Intersegment revenues		          479	          465
					       19,370	       18,062
EXPENSES
	Cost of sales		       12,607	       12,273
	Selling, general and administrative		        3,611	        3,557
	Taxes other than income taxes		          245	          211
	Depreciation, depletion and amortization		        1,261	        1,465
					       17,724	       17,506

	INCOME FROM OTHER OPERATIONS		        1,646	          556

INTEREST EXPENSE AND OTHER INCOME:
	Interest		        3,764	        1,191
	Other (income) deductions - net		       (4,101)        (2,486)
					         (337)        (1,295)

INCOME BEFORE INCOME TAXES		       10,617	       46,045

INCOME TAXES		       (2,411)	       12,052

ENTECH NET INCOME		$      13,028	$      33,993



ENTECH OPERATIONS:

Coal Operations:

	Income from coal operations decreased $33,500,000 of which $13,800,000 resulted from the Colstrip Units 1 and 2 coal arbitration decision for coal sold between July 1991 and December 1994, and $2,600,000 resulted from coal sold during 1995. The remainder of the decrease was primarily attributable to lower volumes sold to Colstrip Units 3 and 4, the expiration of a Midwestern coal contract and operating losses at the Golden Eagle Mine caused by production problems.

	The Company's Golden Eagle Mine (Golden Eagle) incurred losses of approximately $9,500,000 and $4,900,000 through September 30, 1995, and 1994, respectively. Management expects the loss during the fourth quarter of 1995 to be an additional $1,600,000 compared to the loss of $2,900,000 recorded in the fourth quarter of 1994. All of these losses are on an after-tax basis. The production problems that were encountered are being resolved.

	Related to its decision to concentrate on operating coal mines that serve mine-mouth electric generation plants, such as the Rosebud Mine at Colstrip, Montana, and the Jewett Mine in Texas, Entech has provided data to parties interested in purchasing the underground Golden Eagle Mine in Colorado and the Rocky Butte reserves in Wyoming's Powder River Basin.

	The December 1994 expiration of the Midwestern coal contract caused reductions in the workforce at the Rosebud Mine. Through September 30, 1995, the workforce has been reduced by 61 salaried and union workers. The estimated cost savings to be realized in 1995 is $1,600,000. Further reductions of 7 salaried and union workers are expected in 1996 after the second Midwestern contract expires. Total estimated cost savings from reductions in both years is $3,700,000 in 1996. Severance costs were not material and, therefore, did not impact results of operations.

Revenues:

	Revenues, including intersegment revenues, decreased primarily from operations at the Rosebud Mine. Revenues from sales to Colstrip Units 1 and 2 and the Company's Corette Plant decreased $24,700,000 as a result of the Colstrip Units 1 and 2 coal arbitration decision in 1995, which reduced the sales price to Colstrip Units 1 and 2 from July 1991 forward. An 11% decrease in volumes sold was principally the result of the expiration of a Midwestern contract at the end of 1994, which resulted in a $9,000,000 decrease in revenues. A second Midwestern contract will expire in December 1995. It will not be renewed and will reduce revenues in 1996 by approximately $16,800,000. Revenues from sales to Colstrip Units 3 and 4 also decreased $6,500,000 due to fewer tons sold for thermal generation caused by the increased availability of hydroelectric generation in the region. Revenues decreased $3,900,000 due to the conclusion of coal brokering agreements in December 1994. Coal sold under brokering agreements was sold at cost. At the Jewett Mine, revenues increased $3,300,000 as a result of increased reimbursable mining expenses for overburden stripping costs and surface damage settlements. Golden Eagle Mine revenues decreased $4,100,000 as a result of lower volumes available for sale due to production problems.



Expenses:

	The decrease in cost of sales includes a combination of $11,300,000 decreased mining costs at the Rosebud Mine due to lower volumes sold, decreased royalties resulting from lower coal revenues and the expiration of coal brokering agreements. The decreased costs at the Rosebud Mine were mostly offset by $4,300,000 increased operating costs at the Golden Eagle Mine and $3,900,000 increased costs at the Jewett Mine due to the reasons mentioned above. Taxes other than income taxes decreased $7,500,000 as a result of the recording of the arbitration decision mentioned above and lower revenues from Midwestern customers and Colstrip Units 3 and 4.

Oil and Natural Gas Operations:

	Income from oil and natural gas operations decreased principally due to lower natural gas prices and volumes sold, partially offset by increased volumes of marketed natural gas and higher oil prices.

	The following table shows changes from the previous year, in millions of dollars, in the various revenue classifications, with the related percentage changes in volumes sold and prices received:

	Oil 	-revenue	$    1
		-volume	    (7)%
		-price/bbl	    19%

	Natural gas	-revenue	$   (8)
		-volume	    (9)%
		-price/Mcf	   (25)%

	Natural gas marketing	-revenue	$    7
		-volume	    23%
		-price/Mcf	    (1)%

Revenues:

	Oil revenues increased $1,400,000 from higher market prices, while natural gas revenues decreased $8,200,000 from a combination of lower market prices and lower volumes produced and sold in the U.S. The lower volumes were principally a result of well shut-ins that occurred because of the low market prices. Revenues from natural gas marketing increased $6,600,000 due to higher volumes sold.

Expenses:

	Higher volumes of natural gas purchased for resale increased the cost of sales by $2,400,000.

Other Operations:

	Income from other operations increased from telecommunications operations, land sales, and lower employee benefit costs.



Revenues:

	Revenues from Entech's other operations increased $1,500,000 from telecommunications operations resulting from additional circuits sold to common carriers and a 26% increase in minutes sold to long-distance customers.

Interest Expense and Other Income:

	The increase in interest expense was a combination of $2,000,000 non-recurring interest paid to the Utility Division pursuant to the arbitration decision discussed above and increased borrowings. Other income increased approximately $1,600,000 due to non-recurring interest income from the arbitration decision and Oil Division property sales.



INDEPENDENT POWER GROUP OPERATIONS

					      Nine Months Ended
					         September 30,
					     1995    	     1994
					     Thousands of Dollars
REVENUES:
	Revenues		$      59,481	$      67,326
	Earnings from unconsolidated investments		        2,958	        1,480
	Intersegment revenues		          709	        1,312
					       63,148	       70,118

EXPENSES:
	Operation and maintenance		       50,561	       57,032
	Selling, general and administrative		        2,465	        2,870
	Taxes other than income taxes		        1,494	        1,395
	Depreciation and amortization		        2,219	        2,384
					       56,739	       63,681

	INCOME FROM OPERATIONS		        6,409	        6,437

INTEREST EXPENSE AND OTHER INCOME:
	Interest		           16	           15
	Other (income) deductions - net		         (657)	       (4,015)
					         (641)	       (4,000)

INCOME BEFORE INCOME TAXES		        7,050	       10,437

INCOME TAXES		        3,011	        3,828

IPG NET INCOME		$       4,039	$       6,609



INDEPENDENT POWER GROUP OPERATIONS:

	The net income of the Independent Power Group (IPG) decreased primarily as a result of a decline in project development activities, the 1994 gain on the sale of a 50% interest in North American Energy Services Company (NAES), and the 1995 loss on the sale of another investment. The decline was partially offset by decreases in maintenance and power supply costs at the Colstrip plant as well as increased earnings from investments in operating independent power projects.

	Net income of the IPG for the fourth quarter of 1994 included earnings from the successful development of an independent power project. These earnings are not expected to recur in the fourth quarter of 1995.

Revenues:

	The $7,000,000 decrease in IPG revenues resulted from a decrease in power project development fees which were not expected to meet the levels achieved in 1994 and a decrease in sales of energy to the Utility Division. The decrease was partially offset by an increase in earnings from investments in operating independent power projects.

Expenses:

	IPG operation and maintenance expense decreased $6,500,000. The decrease results principally from a $3,000,000 decrease in power project development expenses due to reduced development activity. Also contributing to the decrease in operation and maintenance expense was a $2,000,000 decrease in maintenance due to improved productivity and maintenance practices at the Colstrip generating unit and a $1,400,000 decrease in power supply expenses resulting primarily from decreased generation at the unit.

Interest Expense and Other Income:

	Other income decreased primarily as a result of the gain on the sale of a 50% interest in NAES in 1994 and the loss on the sale of another investment in the current year. The decrease was partially offset by an increase in interest income.


Three Months Ended September 30, 1995 and 1994:

Net Income Per Share of Common Stock

	Consolidated net income for the three months ended September 30, 1995 declined 5 cents per share to 26 cents from 31 cents per share in 1994. Utility Division earnings improved substantially as a result of a 65% increase in hydroelectric generation, reduced power purchases and improved productivity and maintenance practices at the Colstrip coal-fired generating units. This improvement, however, was more than offset by reduced earnings in the Entech Coal Division and the absence of development revenues and a gain recorded during 1994 in the IPG.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share:

			    Three Months Ended
			       September 30,
			   1995   	   1994

	Utility Operations	$     0.08	$   (0.03)
	Entech	      0.15	     0.23
	Independent Power Group	      0.03	     0.11

		Consolidated	$     0.26	$    0.31



UTILITY OPERATIONS

					     Three Months Ended
					         September 30,
					     1995    	    1994
					    Thousands of Dollars

ELECTRIC UTILITY:
REVENUES
	Revenues		$      94,593	$      95,813
	Intersegment revenues		        1,209	        1,265
					       95,802	       97,078

EXPENSES
	Power supply		       34,549	       46,000
	Transmission and distribution		        7,478	        6,948
	Selling, general and administrative		        9,822	       11,362
	Taxes other than income taxes		       11,532	       10,560
	Depreciation and amortization		       10,627	       10,175
					       74,008	       85,045

	INCOME FROM ELECTRIC OPERATIONS		       21,794	       12,033

NATURAL GAS UTILITY:

REVENUES
	Revenues (other than gas supply
		cost revenues)		       12,410	       11,595
	Gas supply cost revenues		        1,920	        1,468
	Intersegment revenues		          122	          254
					       14,452	       13,317

EXPENSES
	Gas supply costs		        1,920	        1,468
	Other production, gathering and exploration		        1,954	        2,394
	Transmission and distribution		        2,672	        2,644
	Selling, general and administrative		        4,291	        4,597
	Taxes other than income taxes		        3,626	        3,237
	Depreciation, depletion and amortization		        2,565	        2,340
					       17,028	       16,680

	INCOME FROM GAS OPERATIONS		       (2,576)	       (3,363)

INTEREST EXPENSE AND OTHER INCOME:
	Interest		       11,176	       10,928
	Other (income) deductions - net		       (1,453)	       (1,173)
					        9,723	        9,755

INCOME BEFORE INCOME TAXES		        9,495	       (1,085)

INCOME TAXES		        3,244	       (1,215)

UTILITY NET INCOME		$       6,251	$         130



UTILITY OPERATIONS:

Electric Utility:

	Income from electric operations increased $9,800,000 primarily as a result of an $11,500,000 reduction in power supply costs. Increased generation from the Company's hydroelectric facilities allowed the Utility to meet its requirements for firm loads while significantly reducing purchased power expenses. In addition, improved productivity and maintenance practices at the Colstrip generating units reduced steam generating expenses.

	The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:

	General business	- revenue	$    5
		- volume	     -
		- price/kWh	     5%

	Other utilities	- revenue	$   (5)
		- volume	   (11)%
		- price/kWh	   (21)%

	Miscellaneous	- revenue	$   (1)

Revenues:

	Increases in customer growth and tariff rates for residential and commercial classes had a positive effect on revenue of approximately $5,400,000 during the period. The increase in revenues was partially offset by reduced air conditioning and irrigation sales due to cooler weather during the quarter.

	Sales to other utilities decreased $5,000,000 due to reduced volumes sold and prices received on energy marketed.



Expenses:

	The following table shows the Company's sources of electricity and power supply expenses (operation, fuel for electric generation and maintenance) for the three months ended September 30, 1995 and 1994.

		   1995   	   1994
                    Sources                    		          MWH

Hydroelectric		   884,599	   536,920
Steam		 1,296,195	 1,306,358
Purchases		   411,803	   834,025
	Total Power Supply		 2,592,597	 2,677,303

			  Thousands of Dollars

Hydroelectric (including maintenance)		$    4,907	$    4,516
Steam (including fuel and maintenance)		    12,968	    16,727
Purchases		    16,674	    24,757
	Total Power Supply Expenses		$   34,549	$   46,000
	Cents Per Kilowatt-Hour		     1.333	     1.718

	As a result of a 65% increase in generation from the Utility's hydroelectric facilities and lower sales to other utilities, $8,100,000 less purchased power was needed to meet energy requirements. In addition, steam generation expenses decreased $3,800,000 principally as a result of reduced maintenance costs of $2,100,000 and reduced fuel costs of $1,500,000.

	Selling, general and administrative costs were lower because accruals for housing damages at Colstrip increased 1994 expenses by $600,000, amortizations of regulatory liabilities decreased 1995 expenses by $400,000 and administrative costs capitalized to construction decreased 1995 expenses by $500,000.

	Taxes other than income taxes, which includes property taxes, and depreciation both increased to reflect additional plant in service.

Natural Gas Utility:

	Income from gas operations increased $800,000 principally due to cooler weather and growth in the number of residential and commercial customers.


	The following table shows the change from the previous year, in millions of dollars, in the various classifications of natural gas revenues (excluding intersegment revenues and gas supply costs) and the related percentage changes in volumes sold and prices received:

	Full requirement customers	-revenue	$   1
		-volume	   15%
		-price/Mcf	   (1)%

	Transportation	-revenue	$   -
		-volume	   10%
		-price/Mcf	    2%

	Miscellaneous	-revenue	$   -

Revenues:

	Natural gas revenues (other than gas supply costs) increased $800,000 principally as the result of a 15% increase in volumes sold due to cooler weather and a 4.2% growth in the number of residential and commercial customers.

	Gas supply cost revenues consist of the amount authorized by the PSC to be collected in rates from full requirement customers to cover the cost of supplying the gas. The $450,000 increase in gas supply revenue resulted from increased volumes sold and a refund made in 1994 for overcollection of prior years' costs. Gas supply cost revenues and gas supply cost expenses are always equal due to rate and accounting procedures.

	Transportation volumes increased primarily as a result of additional customer loads. Revenue remained relatively unchanged, due to the explanation provided in the nine-months ended discussion.

Expenses:

	The increase in gas supply costs resulted from the reasons mentioned in the foregoing gas supply cost revenue discussion.



ENTECH OPERATIONS

					     Three Months Ended
					       September 30,
					     1995     	     1994
					     Thousands of Dollars

COAL OPERATIONS:
REVENUES
	Revenues		$      55,058	$      64,727
	Intersegment revenues		        8,501	       10,591
					       63,559	       75,318

EXPENSES
	Cost of sales		       41,099	       44,005
	Selling, general and administrative		        6,243	        7,409
	Taxes other than income taxes		        8,157	        9,652
	Depreciation, depletion and amortization		        3,073	        2,933
					       58,572	       63,999

	INCOME FROM COAL OPERATIONS		        4,987	       11,319

OIL AND NATURAL GAS OPERATIONS:

REVENUES
	Revenues		       25,525	       25,916
	Intersegment revenues		            0	            0
					       25,525	       25,916

EXPENSES
	Cost of sales		       15,419	       14,314
	Selling, general and administrative		        2,261	        2,054
	Taxes other than income taxes		          672	          868
	Depreciation, depletion and amortization		        4,378	        4,573
					       22,730	       21,809

	INCOME FROM OIL AND NATURAL GAS OPERATIONS		        2,795	        4,107

OTHER OPERATIONS:

REVENUES
	Revenues		        6,373	        6,456
	Intersegment revenues		          144	          104
					        6,517	        6,560

EXPENSES
	Cost of sales		        4,364	        4,418
	Selling, general and administrative		        1,235	        1,424
	Taxes other than income taxes		           82	           68
	Depreciation, depletion and amortization		          446	          504
					        6,127	        6,414

	INCOME FROM OTHER OPERATIONS		          390	          146

INTEREST EXPENSE AND OTHER INCOME:
	Interest		        1,033	          527
	Other (income) deductions - net		       (2,523)	       (1,845)
					       (1,490)	       (1,318)

INCOME BEFORE INCOME TAXES		        9,662	       16,890

INCOME TAXES		        1,446	        4,498

ENTECH NET INCOME		$       8,216	$      12,392




ENTECH OPERATIONS:

Coal Operations:

	Income from coal operations decreased $6,300,000 primarily as a result of reduced revenues and coal volumes sold at the Rosebud Mine and lower coal volumes sold at the Golden Eagle Mine due to production problems.

Revenues:

	Revenues, including intersegment revenues, decreased with the majority attributable to the Rosebud Mine, where volumes of coal sold to customers decreased by 13%. Revenues from sales to two Midwestern customers decreased $3,500,000 as the result of one customer taking fewer tons in the third quarter of 1995 and the expiration of the second customer's contract at the end of 1994. The first Midwestern customer's purchases for 1995 are expected to be at the same level as 1994. In addition, revenues from sales to Colstrip Units 1 and 2 decreased $3,400,000 due to reduced sales prices as a result of the arbitration decision in 1995. Revenues from coal sales to Colstrip Units 3 and 4 decreased $1,600,000 for the same reasons included in the nine-month discussion. Revenues also decreased $1,200,000 due to the conclusion of coal brokering agreements in December 1994. Coal sold under brokering agreements was sold at cost. At the Golden Eagle Mine revenues decreased $1,900,000 for the same reasons mentioned in the nine-month discussion.

Expenses:

	The decrease in cost of sales includes the net impact of $3,300,000 decreased mining costs at the Rosebud Mine for the same reasons mentioned in the nine-month discussion. Also, mining costs at the Golden Eagle Mine decreased $1,000,000 due to lower volumes sold for the same reasons mentioned in the nine-month discussion. These costs were partially offset by $1,400,000 increased costs at the Jewett Mine for reimbursable royalties and surface damage payments. Selling, general and administrative expenses decreased $1,200,000 from less use of outside services. Taxes other than income taxes decreased $1,500,000 due to lower revenues at the Rosebud Mine.

Oil and Natural Gas Operations:

	Income from oil and natural gas operations decreased principally due to lower natural gas prices and volumes sold, partially offset by increased volumes of and higher margins on gas sold under cogeneration supply agreements.

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenues with the related percentage changes in volumes sold and prices received:

	Oil 	-revenue	$    -
		-volume	    (7)%
		-price/bbl	    (1)%

	Natural gas	-revenue	$   (3)
		-volume	   (19)%
		-price/Mcf	   (19)%

	Natural gas marketing	-revenue	$    3
		-volume	    13%
		-price/Mcf	    10%

Revenues:

	Natural gas revenues decreased $2,700,000 from both lower prices and decreased volumes. This decrease in volumes reflects wells that were shut-in in the U.S. due to low prices and producing properties sold in 1995. Revenues from natural gas marketing increased $2,800,000 due to the same reasons mentioned in the nine-month discussion.

Expenses:

	The higher volumes of natural gas purchased for resale increased the cost of sales by $1,100,000.

Other Operations:

	Income from other operations increased from telecommunications operations, income from land sales and lower corporate association fees.

Interest Expense and Other Income:

	The increases in interest expense and other income were for the same reasons mentioned in the nine-month discussion.



INDEPENDENT POWER GROUP OPERATIONS

					     Three Months Ended
					        September 30,
					    1995    	    1994
					    Thousands of Dollars

REVENUES:
	Revenues		$      20,170	$      27,199
	Earnings from unconsolidated investments		        1,353	           26
	Intersegment revenues		           93	          179
					       21,616	       27,404

EXPENSES:
	Operation and maintenance		       17,332	       19,865
	Selling, general and administrative		        1,093	          908
	Taxes other than income taxes		          511	          466
	Depreciation and amortization		          740	          590
					       19,676	       21,829

	INCOME FROM OPERATIONS		        1,940	        5,575

INTEREST EXPENSE AND OTHER INCOME:
	Interest		           10	            5
	Other (income) deductions - net		         (889)	       (3,045)
					         (879)	       (3,040)

INCOME BEFORE INCOME TAXES		        2,819	        8,615

INCOME TAXES		        1,134	        2,856

IPG NET INCOME		$       1,685	$       5,759



INDEPENDENT POWER GROUP OPERATIONS:

	IPG net income for the quarter decreased primarily as a result of a decline in project development activities and the 1994 gain on the sale of a 50% interest in NAES which were partially offset by increased earnings from investments in operating independent power projects.

Revenues:

	The $7,000,000 decrease in IPG revenues results from a decrease in power project development fees as presented in the nine-month discussion. Also as previously discussed, the decrease for the quarter was partially offset by an increase in earnings from investments in operating independent power projects.

Expenses:

	IPG operation and maintenance expense decreased $2,500,000. The decrease results principally from a $1,800,000 decrease in power project development expenses and a $700,000 decrease in power supply and maintenance expenses at the Colstrip unit as presented in the nine-month discussion.

Interest Expense and Other Income:

	The decrease in other income for the quarter results from the gain on the sale of a 50% interest in NAES in 1994 which was partially offset by an increase in interest income.



LIQUIDITY AND CAPITAL RESOURCES

	The Company's capital requirements, long-term debt maturities and sources of funds for the period 1995-1999 have been discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Since that report was issued, the Utility's capital expenditures for the period 1995-1999 have been reduced by approximately 28%, from $716,000,000 to $516,000,000, and Entech's capital expenditures for the same period have been reduced by approximately
30%, from $441,000,000 to $306,000,000. During the first nine months of 1995,
$99,850,000 was expended for the Utility construction program and $40,078,000 for Entech capital expenditures.

	In April 1995, the Company sold $20,000,000 of Secured Medium-Term Notes, 7.33% series due 2025, the proceeds of which were used to finance construction and repay short-term debt.

	In July 1995, Entech borrowed $10,000,000 at an interest rate of 6.4375% under their Revolving Credit and Term Loan Agreement, which expires in September 1997.

	The Company's Mortgage and Deed of Trust contains certain restrictions upon the issuance of additional First Mortgage Bonds. At September 30, 1995, the unfunded net property additions and retired bonds test, which is the most restrictive test, would have permitted the issuance of approximately $540,000,000 additional First Mortgage Bonds. There are no material restrictions upon issuance of unsecured debt or preferred stock in the Company's Restated Articles of Incorporation, its Mortgage and Deed of Trust or its Sinking Fund Debenture Agreement.

SEC RATIO OF EARNINGS TO FIXED CHARGES

	For the twelve months ended September 30, 1995, the Company's ratio of earnings to fixed charges was 2.84 times. Fixed charges include interest, the implicit interest of the Colstrip Unit No. 4 rentals and one-third of all other rental payments.

NEW ACCOUNTING PRONOUNCEMENTS

	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", (SFAS No. 121). This statement, which is effective for 1996 financial statements, requires that an asset be reviewed for impairment whenever events indicate that the carrying value of the asset may not be recoverable and whenever a regulator excludes a portion of an asset's cost from a company's rate base. The Company is evaluating SFAS No. 121. The impact it may have on the Company's financial position or results of operations has not been determined.

UTILITY INDUSTRY RESTRUCTURING

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


	The Company's Electric Utility continues to analyze how it might be affected by the proposal. The Utility submitted comments which generally supported the concepts contained in the NOPR but suggested some modifications to the transmission tariffs. The Company emphasized its support for the Commission's position on stranded costs.

	The Montana Public Service Commission initiated a Notice of Inquiry that is designed to solicit comments concerning the changing electric utility industry. Parties submitted a suggested list of issues and the Commission issued the final list on October 6, 1995. Parties have until December 11, 1995, to submit their initial comments on the issues. Reply comments are due January 5, 1996, and an informal discussion is planned for January 31, 1996.

	During 1995 the Company became a charter member of the Western Regional Transmission Association (WRTA) and the Northwest Regional Transmission Association (NRTA). Both organizations are Regional Transmission Groups (RTGs) certified by FERC to foster transmission access for wholesale power transactions. The Company has also been an active participant in discussions with other interested parties about the formation of a single-operator transmission system for the Pacific Northwest region. The form of ownership for such an entity, if it forms, has not been determined. In part to meet its obligations as a WRTA member, the Company filed open access transmission tariffs with FERC on November 10, 1995. The Company expects to submit an application to FERC to create an affiliated power marketing subsidiary by mid-November 1995.

CORPORATE RESTRUCTURING

	With approval of Company directors, a corporate restructuring is being explored which would be aimed at two major activities: energy supply and energy services. Additional information will be provided as details become available.


PART II
Other Information

ITEM 1.	Legal Proceedings

Colstrip Units 1 and 2 Coal Arbitration Decision

	A pricing dispute between Western Energy Company (Western), a subsidiary of the Company, and Puget Sound Power & Light Company (Puget) regarding the
Coal Supply Agreement for Colstrip Units 1 and 2 between Puget and the
Company's Utility Division, as co-owners of the units, and Western, as coal supplier, has been resolved through arbitration. See Annual Report on Form 10-K for 1994, Note 2 to the Consolidated Financial Statements.

	On March 24, 1995, the Company received the arbitration decision. Excluding production taxes and royalties, the contract price was reduced approximately $1.20 per ton. As a result, the Company's consolidated pre-tax income has decreased approximately $6,000,000 on coal sold to Puget since July 1991. The Company does not expect a significant cash flow impact to result from the arbitration decision, because Puget paid less than invoiced amounts for coal delivered after April 1992. In 1995, Western refunded approximately $11,700,000, plus interest, on coal sold to the Company's Utility Division since July 1991. This refund did not affect consolidated income. On an annual basis, the redetermined contract price is estimated to result in a pre-tax reduction of consolidated income of approximately $3,500,000 per year.

Colstrip Units 3 and 4 Coal Arbitration

	Refer to Part 1, "Notes to the Consolidated Financial Statements -
Note 1" for additional information pertaining to legal proceedings.

Puget Sound Power and Light Power Sales Agreement Dispute

	Refer to Part 1, "Notes to the Consolidated Financial Statements -
Note 1" for additional information pertaining to legal proceedings.

Frederickson Litigation

	Through one of its IPG subsidiaries which owns 25% of a power development partnership, the Company is participating in litigation filed in U.S. Court of Federal Claims against the Bonneville Power Administration (BPA). The suit, filed by the power development partnership, alleges the BPA breached a 20-year power purchase contract with the partnership and seeks payment of slightly more than $1,000,000,000 in damages. The BPA has stated that changed circumstances in the power market and in its environmental obligations, occurring since the power purchase contract was signed in 1994, have frustrated the purposes of the power purchase contract. BPA alleges these changed circumstances excuse it from the contractual obligation to purchase power from the 248 megawatt generation plant at Frederickson, Washington. Construction was expected to be complete and the plant operational in 1996, however, pending resolution of this matter, construction has been suspended. BPA has acknowledged responsibility to pay some measure of damages resulting from its decision. On October 24, 1995, the federal court ordered the parties to submit this matter to arbitration. The court retained jurisdiction pending the arbitration. The partnership, which includes the IPG's subsidiary, is pursuing this matter aggressively.



ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

		Exhibit 12	Computation of ratio of earnings to fixed
charges for the twelve months ended
September 30, 1995.

		Exhibit 27	Financial Data Schedule

	(b)	Reports on Form 8-K

		       DATE         	                   SUBJECT

		July 26, 1995	Item 5 Other Events. Discussion of Second
Quarter Net Income.

			Item 7 Exhibits. Consolidated Statements of
Income for the Quarters Ended June 30, 1995 and 1994, Six Months Ended June 30, 1995 and
1994, and for the Twelve Months Ended June 30,
1995 and 1994; Utility Operations Schedule of
Revenues and Expenses for the Quarters Ended
June 30, 1995 and 1994, Six Months Ended
June 30, 1995 and 1994, and for the Twelve
Months Ended June 30, 1995 and 1994; Entech
Operations Schedule of Revenues and Expenses for the Quarters Ended June 30, 1995 and 1994,
Six Months Ended June 30, 1995 and 1994, and for the Twelve Months Ended June 30, 1995 and
1994; and Independent Power Group Operations
Schedule of Revenues and Expenses for the Quarters Ended June 30, 1995 and 1994, Six
Months Ended June 30, 1995 and 1994, and for the Twelve Months Ended June 30, 1995 and
1994.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	    THE MONTANA POWER COMPANY
	           (Registrant)

	/s/ J. P. Pederson
	J. P. Pederson
	Vice President and Chief
		Financial Officer

Date:  November 14, 1995


EXHIBIT INDEX

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended September 30, 1995

Exhibit 27
Financial Data Schedule













-4-

-8-



-38-