Form 10-Q
period 1996-03-31
MONTANA POWER CO /MT/
filed 1996-05-15
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

	On May 6, 1996, the Company had 54,632,075 shares of common stock outstanding.



	PART I
	FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

					  For Three Months Ended
					  March 31, 	  March 31,
					   1996    	   1995
					   Thousands of Dollars
REVENUES		$ 264,405	$ 262,297

EXPENSES:
	Operations		109,470	113,803
	Maintenance		11,654	15,340
	Selling, general and administrative		24,484	27,536
	Taxes other than income taxes		22,680	21,920
	Depreciation, depletion and amortization		   20,755	   22,693
	  189,043	  201,292

	INCOME FROM OPERATIONS		75,362	61,005

INTEREST EXPENSE AND OTHER INCOME:
	Interest		11,986	10,955
	Other (income) deductions-net		    (741)	   (1,558)
				11,245	9,397

INCOME TAXES		   23,802	   17,276

NET INCOME		40,315	   34,332

DIVIDENDS ON PREFERRED STOCK		    1,807	    1,807

NET INCOME AVAILABLE FOR COMMON STOCK		$  38,508	$  32,525

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)		   54,639	   53,738

NET INCOME PER SHARE OF COMMON STOCK		$    0.70	$    0.61

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	A S S E T S

				  March 31, 	December 31,
					    1996    	    1995
					    Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
	UTILITY PLANT (includes $57,891 and $57,095
		plant under construction)
		Electric		$ 1,724,931	$ 1,713,133
		Natural gas		    492,133	    492,431
					2,217,064	2,205,564

	Less - accumulated depreciation and depletion		    677,257	    663,215
				1,539,807	1,542,349
	ENTECH PROPERTY (includes $15,147 and $12,716
		property under construction)	565,922	559,722

	Less - accumulated depreciation and depletion		    235,672	    232,947
				330,250	326,775

	INDEPENDENT POWER GROUP PROPERTY (includes $3,260 and
		$3,171 property under construction)		72,282	72,179

	Less - accumulated depreciation		     20,219	     19,666
				     52,063	     52,513
				1,922,120	1,921,637
MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		57,757	57,013
	Other		     47,686	     46,966
				105,443	103,979

CURRENT ASSETS:
	Cash and temporary cash investments		16,013	15,541
	Accounts receivable		131,547	152,386
	Materials and supplies (principally at average cost)		42,087	42,194
	Prepayments and other assets		     68,057	     62,071
				257,704	      272,192

DEFERRED CHARGES:
	Advanced coal royalties		20,081	20,175
	Regulatory assets related to income taxes		148,358	148,350
	Regulatory assets - other		68,517	68,637
	Other deferred charges		     52,707	     51,121
				    289,663	    288,283

				$ 2,574,930	$ 2,586,091

The accompanying notes are an integral part of these statements.



THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S

				  March 31, 	December 31,
					    1996    	    1995
					    Thousands of Dollars

CAPITALIZATION:
	Common shareholders' equity:
		Common stock (120,000,000 shares
			authorized; 54,632,075 and
			54,614,481 shares issued)		$   691,930	$   691,043
		Retained earnings and other shareholders' equity		301,700	285,000
		Unallocated stock held by trustee for deferred
			savings and employee stock ownership plan		   (30,033)  	    (30,565)
					      963,597	945,478

	Preferred stock		101,416	101,416
	Long-term debt		    606,402	    616,574
				1,671,415	1,663,468

CURRENT LIABILITIES:
	Short-term borrowing		49,812	96,348
	Long-term debt - portion due within one year		24,234	24,804
	Dividends payable		23,659	23,668
	Income taxes		30,689	9,937
	Other taxes		56,898	43,302
	Accounts payable		53,326	63,920
	Interest accrued		14,058	12,341
	Accrued lease payments		7,920
	Other current liabilities		     56,643	     63,488
				317,239	337,808

DEFERRED CREDITS:
	Deferred income taxes		323,065	320,736
	Investment tax credit		46,565	47,001
	Accrued mining reclamation costs		123,177	122,008
	Other deferred credits		     93,469	     95,070
				    586,276	    584,815

CONTINGENCIES AND COMMITMENTS (Note 1)

				$ 2,574,930	$ 2,586,091

The accompanying notes are an integral part of these statements.



THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

					For the Three Months Ended
					  March 31, 	  March 31,
					   1996    	   1995
					   Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$   40,315	$   34,332
	Noncash charges (credits) to net income:
		Depreciation and depletion		20,755	22,693
		Mining reclamation costs expensed		3,777	4,381
		Deferred income taxes.		1,933	3,701
		Amortization of loss on long-term sales
			of power		(572)	(816)
		Other - net		2,993	2,663
	Changes in other assets and liabilities		26,502	43,622
	Accounts receivable		20,839	31,973
	Materials and supplies		107	286
	Accounts payable		(10,594)	(5,480)
	Payment of mining reclamation costs		   (2,608)	    (2,331)

		Net Cash Flows from Operating Activities		   103,447	   135,024

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(21,940)	(46,865)
	Sales of property		(126)	3,609
	Additional investments		     (711)	      (562)

		Net Cash Flows from Investing Activities		  (22,777)	   (43,818)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Sales of common stock		832	5,643
	Issuance of long-term debt			96
	Retirement of long-term debt		(10,805)	(449)
	Short-term debt		(46,536)	(80,897)
	Dividends on common and preferred stock		  (23,689)	   (23,249)

		Net Cash Flows from Financing Activities		  (80,198)	   (98,856)

			Change in Cash Flows		472	(7,650)
Cash and cash equivalents at beginning of period		    15,541	    21,564
Cash and cash equivalents at end of period		$   16,013	$   13,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Three Months For:
		Income taxes		$    1,117	$         6
		Interest		10,547	      9,991

The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying financial statements of the Company for the interim periods ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

	Certain reclassifications have been made to the prior year amounts to make them comparable to the 1996 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 1.  CONTINGENCIES AND COMMITMENTS:

	In 1990, pursuant to a Federal Energy Regulatory Commission (FERC) license obligation, the Company proposed a plan to protect fish and wildlife habitat affected by the operation of the Kerr hydroelectric project, which would cost the Company $15,500,000 initially and, thereafter, $1,000,000 annually. FERC and the Department of the Interior have proposed alternatives which would cost $48,000,000 initially and, thereafter, $1,300,000 annually and would require baseload as opposed to load following operation.

	In November 1992, the Company applied to FERC to relicense nine Madison and Missouri River hydroelectric projects, with generating capacity of 292 megawatts. The total cost of relicensing, including physical improvements, is estimated at $151,000,000. In addition, operating changes associated with environmental protection are expected to decrease project capability by 26 megawatts.

	The Company has brought an action against Puget Sound Power & Light Company (Puget) in the Federal District Court for the Western District of Montana seeking a determination that the Company is in compliance with an agreement to sell Puget 94 megawatts of power annually to the year 2010. This action arose out of an allegation by Puget that the Company had breached the agreement by failing to provide a firm transmission path for the power, thereby entitling Puget to terminate the agreement. The Company and Puget have agreed that, should it be determined that Puget is entitled to terminate the agreement, the Company would reimburse Puget for the excess, if any, of the cost of power purchased under the agreement after February 1995, over the cost which Puget may demonstrate it would have paid for such power elsewhere. Also, the Company would be obligated to reimburse Puget for approximately $40,000,000, excluding interest, the amount by which Puget's payments through February 1995 have exceeded its projected avoided cost. In addition, the Company's future revenues would be reduced by the difference, if any, between sales at prices under the agreement, approximately $30,000,000 per year, and prices it might receive from alternative sales. In accordance with SFAS
No. 121, the Company would be required to write down assets related to the agreement by approximately $25,000,000, before taxes. The Company believes that Puget's intention is to reduce its purchase power costs, since the price of power under the agreement is in excess of current market rates. While confident of its position, the Company cannot be certain of the decision in this proceeding, which is expected in 1997.

	Western Energy Company (Western) was a party in an arbitration initiated by the non-operating owners of the Colstrip Units 3 and 4 (i.e., Puget, Washington Water Power Company, Portland General Electric Company and
PacifiCorp -- collectively, the "Buyers") to resolve a variety of disputes arising under the contracts with Western for the supply and transportation of coal for these Units. The principal issues were the amounts of and prices for coal that the Buyers are obligated to purchase in excess of 600,000 tons monthly, 6,000,000 tons yearly and 170,000,000 tons over the lives of the contracts, Western's obligation to mine in a manner dictated by the Buyers, and Western's obligation to place reclamation funds received in a trust account.

	The arbitrator's decision was favorable to Western with respect to the amounts and prices for coal that the Colstrip owners are obligated to purchase, indicating that the Buyers must purchase the Units' requirements from Western at prices and under terms stated in the contracts. The decision affirms Western's mine plan and interpretation of its mining obligations and does not assess damages against Western for not adopting mine plan changes suggested by the Buyers. The decision does, however, obligate Western to initiate a permit application seeking mine plan changes regarding the mining sequence which the Buyers may propose and to exercise good faith in supporting the application. If the mine plan sequence changes are permitted, Western must bear the Buyers' cost incurred in developing, proposing and advocating for the sequence changes. The decision also requires the deposit of $42,000,000 of mine reclamation funds to an interest-bearing bank account. Previously, the arbitrator had dismissed the non-operating owners' claims for refunds of certain coal transportation charges. The decision will not materially affect Western Energy's financial position or results of operations.

	Continental Energy Services, Inc., a wholly-owned subsidiary of the Company, is a general partner in a partnership (the Partnership) formed to construct and own a 248 megawatt Tenaska power plant at Frederickson, Washington. The Partnership contracted in 1994 to sell the output of this plant to the Bonneville Power Administration (BPA) over a 20-year period. In May of 1995, BPA informed the Partnership that it would not purchase the power. BPA alleged that decreases in demand for power and increasing constraints in protection of endangered species have frustrated its purposes for entering into the power purchase contract and, consequently, have excused it from performance. The Partnership halted construction of the plant and sued BPA, seeking damages, including lost future profits. This matter has been referred to binding arbitration by the United States Court of Federal Claims. The Company does not believe this dispute will adversely affect its consolidated financial position or its consolidated results of operation.

	The Company and its subsidiaries are party to various other legal claims, actions and complaints arising in the ordinary course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated financial position or its consolidated results of operations.

	The Entech Oil Division has agreed to supply 118 Bcf of natural gas to four co-generation facilities through mid-2011. The Oil Division has proven, developed and undeveloped reserves sufficient to supply all of the remaining natural gas required by these agreements.

NOTE 2.  RATE MATTERS:

	In September 1995, the Company requested the Montana Public Service Commission (PSC) to authorize an increase in both electric and natural gas rates. Effective March 1, 1996 the PSC granted interim increases of $5,800,000 for electricity and $3,100,000 for natural gas. The Company, the Montana Consumer Counsel and the Large Customer Group (the parties) reached a settlement on an alternative rate plan for the Electric Utility, which would increase revenues 4.2 percent or $14,800,00 on July 1, 1996 (including the interim increase), 2.4 percent or approximately $8,800,000 on January 1, 1997 and 2.4 percent or approximately $9,000,000 on January 1, 1998, based on an 11 percent return on common equity. Earnings in excess of an 11.4 percent return on common equity would be shared on a 50 percent basis between ratepayers and shareholders.

	The Company, with the agreement of the parties, requested an accounting order from the PSC which would permit it, subject to approval of the Internal Revenue Service, to flow through additional amounts of Accumulated Deferred Investment Tax Credit (ADITC) to shareholders in the event that its electric year-end return on equity, when calculated on a regulated basis, falls below
10.20 percent. The amount of ADITC to be flowed through would be limited to $7,000,000.

	The parties did not agree on an alternative rate plan for the Gas Utility. They agreed natural gas revenues should increase by $6,700,000 on July 1, 1996 (including the interim increase), based on an 11.25 percent return on equity. The Company has committed to file a natural gas general and allocated cost of service rate design case in the third quarter of 1996. The
11.25 percent equity return will not be contested in that proceeding by the parties to the agreement.

	 The settlement was heard by the PSC in April. On May 13, 1996, the PSC instructed their staff to draft a final order approving the settlement.

NOTE 3.  FINANCIAL INSTRUMENTS:

	To manage price risk, Entech uses swap and collar agreements to hedge revenue from anticipated production and sales of oil and natural gas. Under swap agreements, Entech receives or makes payments based on the differential between a specified price and the market price of oil or natural gas when the hedged production is sold. Under collar agreements, Entech makes or receives monthly payments when the actual price of oil exceeds the ceiling or drops below the floor established in the agreement. At March 31, 1996, Entech had swap agreements to hedge approximately 323,000 barrels of oil, or 50%, of its expected production through November 1996. In addition, Entech had swap agreements to hedge approximately 2 Bcf of natural gas, or 28 percent, of its delivery obligations under long-term natural gas sales contracts through February 1997. At March 31, 1996, the Company had no material deferred gains or losses from these transactions.

	The IPG has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and gas price fluctuations. The Company believes it will not experience any materially adverse impacts from the risks inherent in these instruments.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	This discussion should be read in conjunction with the management's discussion included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS:

	The following discussion presents significant events or trends which have had an effect on the operations of the Company or which are expected to have an impact on operating results in the future.

Quarter Ended March 31, 1996 and 1995:

Net Income Per Share of Common Stock:

	Net income for the quarter ended March 31, 1996 was 70 cents per share, compared with 61 cents per share for the first quarter 1995. The nine cent increase is primarily due to nonrecurring charges recorded in the first quarter of 1995. A coal contract arbitration decision decreased Entech's earnings by 18 cents per share, but benefited Utility earnings by 13 cents through a retroactive adjustment to power supply costs. In addition, Entech's Colorado coal mine, which had sustained operating losses of six cents per share during last year's first quarter, has been closed and was written down to net salvage value effective October 1995.

Colder weather, increased hydroelectric generation and 2.6 percent customer growth contributed to higher Utility earnings. An abundance of hydroelectric generation in the region permitted the Company to substitute this lower cost energy for higher cost steam generation. While benefiting the Utility and the Independent Power Group (IPG), this substitution reduces Entech's earnings when generation at the Colstrip units is cut back. A Midwestern coal contract, that expired in December 1995, also reduced Entech's earnings.

	During the first quarter, the IPG continued its earnings growth from investments in operating projects.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share:


	      Quarter Ended
	March 31,	March 31,
	   1996  	   1995

	Utility Operations	$    0.50	$    0.55
	Entech	     0.15	     0.03
	Independent Power Group	     0.05	     0.03
		Consolidated	$    0.70	$    0.61


UTILITY OPERATIONS

					  For Three Months Ended
					  March 31, 	  March 31,
					   1996    	   1995
					   Thousands of Dollars
ELECTRIC UTILITY:
REVENUES:
	Revenues		$ 119,887	$ 117,184
	Intersegment revenues		    2,028	    1,573
				121,915	118,757

EXPENSES:
	Power supply		41,746	35,347
	Transmission and distribution		7,459	6,428
	Selling, general and administrative		11,313	12,048
	Taxes other than income taxes		11,938	11,605
	Depreciation and amortization		   11,547	   10,621
				   84,003	   76,049

	INCOME FROM ELECTRIC OPERATIONS		37,912	42,708

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply cost revenues)		37,888	32,099
	Gas supply cost revenues		10,076	8,898
	Intersegment revenues		      207	      351
				   48,171	   41,348

EXPENSES:
	Gas supply costs		10,076	8,898
	Other production, gathering and exploration		2,366	2,611
	Transmission and distribution		3,070	2,581
	Selling, general and administrative		4,348	4,388
	Taxes other than income taxes		4,012	3,545
	Depreciation, depletion and amortization		    2,931	    2,699
				   26,803	   24,722

	INCOME FROM GAS OPERATIONS		21,368	16,626

INTEREST EXPENSE AND OTHER INCOME:

	Interest		11,740	11,094
	Other (income) deductions - net		     (495) 	    (2,087)
				   11,245	    9,007

INCOME BEFORE INCOME TAXES		   48,035	   50,327

INCOME TAXES		   19,027	   19,360

UTILITY NET INCOME		$  29,008	$  30,967


UTILITY OPERATIONS:

	Weather can significantly affect revenues and net income, and should be considered when analyzing trends. The Company's sales increase as a result of colder weather in the winter months. As measured by heating degree days, the temperature in 1996 in the Company's service territory was 11 percent colder than normal and 19 percent colder than 1995.

	The Company's electric wholesale revenues and power purchase expenses are influenced by weather, streamflow conditions, and the wholesale power market in the Northwest and California. The surplus of hydroelectric power that existed during 1995 continued on into 1996, keeping wholesale power prices low during the first quarter. The abundance of hydroelectricity in the region is expected to continue into the summer months.

Electric Utility:

	First quarter 1996 income from electric operations decreased primarily as a result of the coal contract arbitration decision which retroactively reduced power supply costs by $10,100,000 in the first quarter of 1995. Colder weather, an increase in the number of customers and higher tariffs offset the decline from the nonrecurring charge. In addition, the continued availability of low cost hydroelectric generation in the region helped to reduce power supply costs over last year but also reduced brokering opportunities. Overall, the regional hydroelectric situation benefits Utility pre-tax net income $1,600,000.

	The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	General business	- revenue	$   4
		- volume	   (1)%
		- price/kWh	    5%

	Other utilities	- revenue	$  (2)
		- volume	   (2)%
		- price/kWh	   (7)%

	Miscellaneous	- revenue	$   1

Revenues:

	Residential and commercial customer revenues increased $6,500,000 or 10 percent during the first three months of the year, principally the result of an 8 percent increase in volumes sold due to colder weather and 2 percent customer growth. The increase was partially offset by a $2,500,000 decrease in revenues from industrial customers, due largely to the loss of the Utility's largest retail customer in December 1995.

	Revenues from off-system sales to other utilities decreased due to a reduction in volumes sold and lower prices both resulting from the abundance of lower cost hydroelectric generation in the region.

	Increased miscellaneous wheeling revenue resulted from a new agreement negotiated in November 1995.

Expenses:

	The following table shows the Company's sources of electricity and power supply expenses (operation, fuel for electric generation and maintenance) for the three months ended March 31, 1996 and 1995.

	   1996   	   1995
                    Sources                    	          MWH

Hydroelectric		1,134,483	741,576
Steam		1,006,433	1,350,075
Purchases and other		   885,338	   797,090
	Total Power Supply		 3,026,254	 2,888,741

	  Thousands of Dollars

Hydroelectric		$    4,643	$    4,553
Steam		11,487	3,817
Purchases and other		    25,616	    26,977
	Total Power Supply Expenses		$   41,746	$   35,347
	Cents Per Kilowatt-Hour		     1.379	     1.224

	Excluding the impact of the coal contract arbitration decision that reduced steam expenses $10,100,000, power supply expenses decreased $3,700,000. This reduction was the result of increased precipitation throughout the region, which increased Utility hydroelectric generation 53 percent, and reduced the price of purchased power. Low cost purchases allowed the Utility to take Colstrip Unit 3 off line on February 16, reducing fuel expenses. The unit was returned to service on April 21, 1996. The decrease in power supply expenses was offset in part by increased payments to independent power producers.

	Depreciation and amortization costs increased as a result of additional property in service.

Natural Gas Utility:

	Income from natural gas operations increased primarily due to increased volumes sold as a result of colder weather and customer growth.

	The following table shows the change from the previous year, in millions of dollars, in the various classifications of natural gas revenues (excluding intersegment revenues and gas supply costs) and the related percentage changes in volumes sold and prices received:


	Full requirement customers	-revenue	$   5
			-volume	   18%
			-price/Mcf	    -%

	Transportation	-revenue	$   1
			-volume	    1%
			-price/Mcf	   (3)%



Revenues:

	Higher revenues (other than gas supply costs) resulted from increased sales volumes due to 19 percent colder weather and 3.8 percent growth in residential and commercial customers.

	Gas supply cost revenues consist of the amount authorized by the PSC to be collected in rates to cover the cost of gas supplied. The increase in gas supply cost revenue resulted from increased volumes sold. Gas supply cost revenues and gas supply cost expenses are always equal due to rate and accounting procedures.

Expenses:

	The increase in gas supply costs resulted from the reasons mentioned in the foregoing gas supply cost revenue discussion.

Interest Expense and Other Income:

	Other income increased by $1,800,000 on a non-recurring basis, in the first quarter of 1995, as the result of the receipt of interest under the coal contract arbitration decision.


ENTECH OPERATIONS

					  For Three Months Ended
					  March 31, 	  March 31,
					   1996    	   1995
					   Thousands of Dollars
COAL OPERATIONS:
REVENUES:
	Revenues		$  38,390	$  53,083
	Intersegment revenues		    8,197	      298
				   46,587	   53,381
EXPENSES:
	Cost of sales		27,536	40,440
	Selling, general and administrative		5,135	7,815
	Taxes other than income taxes		5,375	5,540
	Depreciation, depletion and amortization		    1,143	    3,743
	   39,189	   57,538

	INCOME FROM COAL OPERATIONS		7,398	(4,157)

OIL AND NATURAL GAS OPERATIONS:

REVENUES:
	Revenues		29,063	23,269
	Intersegment revenues		       99	      132
				29,162	23,401
EXPENSES:
	Cost of sales		17,649	12,861
	Selling, general and administrative		2,426	2,242
	Taxes other than income taxes		834	630
	Depreciation, depletion and amortization		    3,953	    4,488
				   24,862	   20,221

	INCOME FROM OIL AND NATURAL GAS OPERATIONS		    4,300	    3,180

OTHER OPERATIONS:

REVENUES:
	Revenues		    6,494	    6,283
	Intersegment revenues		      192	      286
				    6,686	    6,569
EXPENSES:
	Cost of Sales		    4,428	    4,356
	Selling, general and administrative		    1,231	    1,271
	Taxes other than income taxes		       91	       81
	Depreciation, depletion and amortization		      397	      403
				    6,147	    6,111

	INCOME FROM OTHER OPERATIONS		      539	      458

INTEREST EXPENSE AND OTHER INCOME:

	Interest		      929	    2,348
	Other (income) deductions-net		     (137)	   (1,208)
				      792	    1,140

INCOME BEFORE INCOME TAXES		11,445	   (1,659)

INCOME TAXES		    2,907	   (3,328)

ENTECH NET INCOME		 $   8,538	$   1,669


ENTECH OPERATIONS:

Coal Operations:

	Income from coal operations increased as a result of two nonrecurring charges recorded during 1995 which were the Colstrip 1 & 2 arbitration decision and the operating losses incurred at Golden Eagle Mine in Colorado. Accruals for the permanent closure and write down to net salvage value of the Golden Eagle Mine were recorded effective October 1995. Partially offsetting the increase were lower sales to Colstrip Units 3 & 4 and the expiration of a Midwestern contract.

Revenues:

	Rosebud Mine revenues increased $1,100,000. Revenues from Colstrip Units 1 & 2 and the Company's Corette plant increased $19,200,000 primarily due to the nonrecurring coal contract arbitration settlement recorded during 1995. These increases were partially offset by coal and coal transportation revenue decreases of $9,700,000 primarily due to fewer tons sold to Colstrip Units 3 & 4. The availability of lower cost hydroelectricity displaced this thermal generation. The expiration of a Midwestern contract during 1995, including the related take or pay provision, and spot sales contributed to revenue decreases of $8,400,000. Jewett Mine revenues decreased $1,900,000 because the majority of the tons sold during 1996 do not have an overriding royalty provision. Related expenses are reduced by a similar amount. The closure of the Golden Eagle Mine decreased revenues by $5,800,000.

Expenses:

	Operating expenses were reduced by $11,100,000 due to the closure of the Golden Eagle Mine. Rosebud mine operating costs decreased by $6,800,000 due to reduced tons sold for reasons mentioned above.

Oil and Natural Gas Operations:

	Income from the oil and natural gas operations improved primarily due to increased earnings from natural gas marketing activities.

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$  (1)
		-volume	  (17)%
		-price/bbl	    5%

	Natural gas	-revenue	$   -
		-volume	   (3)%
		-price/Mcf	   11%

	Natural gas marketing	-revenue	$   6
		-volume	   50%
		-price/Mcf	    3%

Revenues:

	Natural gas marketing revenues increased $6,000,000 primarily due to higher volumes sold. Oil revenues decreased in Canada because of natural declining production, and in the U.S., six producing oil wells were converted to waterflood injection wells during the fourth quarter of 1995. Increased production from the waterflood project is expected to occur during the fourth quarter 1996.

Expenses:

	Purchased natural gas for resale increased the cost of sales approximately $5,000,000 due to higher volumes and prices.

Interest Expense and Other Income:

	Interest expense decreased as a result of the arbitration settlement for Colstrip Units 1 & 2 during 1995. Other income also decreased from the impact of recording the arbitration decision and reduced income from Brazil in the first quarter 1996.




INDEPENDENT POWER GROUP OPERATIONS

					  For Three Months Ended
					  March 31, 	  March 31,
					   1996    	   1995
					   Thousands of Dollars
REVENUES:
	Revenues		$ 19,717	$ 20,024
	Earnings from unconsolidated investments		2,709	1,180
	Intersegment revenues		      69	     336
					  22,495	  21,540

EXPENSES:
	Operation and maintenance		16,612	17,276
	Selling, general and administrative		822	814
	Taxes other than income taxes		431	520
	Depreciation and amortization		     784	     740
				  18,649	  19,350

	INCOME FROM OPERATIONS		3,846	2,190

INTEREST EXPENSE AND OTHER INCOME:
	Other (income) deductions - net		    (792)	    (750)
				    (792)	    (750)

INCOME BEFORE INCOME TAXES		4,638	2,940

INCOME TAXES		   1,869	   1,244

IPG NET INCOME		$  2,769	$  1,696



INDEPENDENT POWER GROUP OPERATIONS:

	IPG net income for the first three months increased primarily as a result of continued earnings growth from investments in operating projects and the continuing availability of low cost hydroelectric generation in the region to supply long-term sales contracts. This increase was partially offset by an increase in power project development expenses.

Revenues:

	IPG revenues increased primarily from a $1,500,000 increase in earnings from investments in operating projects partially offset by a $600,000 decrease in revenues from long-term power sales agreements due to decreased volumes sold.

Expenses:

	IPG operating and maintenance expenses decreased $600,000 due primarily to a $1,500,000 reduction in power supply costs partially offset by a $1,000,000 increase in power project development expenses. Power supply costs decreased due to lower volumes sold and the displacement of higher cost thermal generation from the Colstrip plant with lower cost hydroelectric generation.

LIQUIDITY AND CAPITAL RESOURCES:

	Touch America, Inc., an indirect wholly owned subsidiary, is spending $62,000,000 to expand its fiber optic network. Of this amount, $11,000,000 was spent in previous years, $30,000,000 will be spent in 1996, and the remainder will be spent in 1997 and 1998. These amounts reflect increases of $15,000,000 for 1996, $7,000,000 for 1997 and $4,000,000 for 1998 in Entech's previously reported capital budgets (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources". in the Company's Annual Report on Form 10-K for the year ended December 31, 1995). The expansion will allow access to markets extending from Seattle, Washington to St. Paul, Minnesota and from Denver, Colorado to the Canadian Border, increasing the population of Touch America's market area from one to twelve million people. The expanded network will provide partial service by the end of 1996 with full service provided by mid-1997. While the return on this investment, which will depend upon such future uncertainties as demand for service, competition and technological change, cannot be accurately estimated, Touch America anticipates that, because of existing long-term commitments for the expanded network's capacity, its long-term return on this investment will exceed the 11 percent allowed on the Company's regulated electric business.

SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended March 31, 1996, the Company's ratio of earnings to fixed charges was 2.10 times. Excluding the effects of the implementation of Statement of Financial Accounting Standards No. 121 and the writedown of a coal mining investment, effective October 1, 1995, the ratio of earnings to fixed charges would have been 2.98 times. Fixed charges include interest, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.


UTILITY INDUSTRY CHANGES:

	FERC issued its final open access rules on April 24, 1996. Highlights of the final rules are:

1. Require public utilities to file a single open access tariff that offers specific transmission services.
2. Permit transmitting utilities to seek to recover legitimate, prudent, stranded investments that were incurred with a reasonable expectation that the utility would continue to serve a particular customer.
3. Require public utilities to implement a transmission information system. Utilities must obtain information about their transmission the same way competitors do -- through the information system.
4. Does not require divestiture of assets but utilities must separate transmission and generation functions from each other.
5. Does not require utilities to create an independent system transmission operator (ISO). However, the rules do establish principles concerning how an ISO should be constructed.
	The Company is taking the necessary steps to comply with all aspects of the final ruling.


PART II
Other Information



ITEM 1.	Legal Proceedings

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



ITEM 5.	Other Information

			None.



ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

	Exhibit 12	Computation of ratio of earnings to fixed
charges for the twelve months ended March 31, 1996.

	Exhibit 27	Financial Data Schedule




Exhibits and Reports on Form 8-K (continued)

(b)	Reports on Form 8-K

	      DATE      	                    SUBJECT

	January 5, 1996	Item 5 Other Events.  MPC Reports Fourth-Quarter
Charge for Asset Impairment.

	January 23, 1996	Item 5 Other Events.  Discussion of Fourth
Quarter Net Income.

		Item 7 Exhibits.  Preliminary Condensed Balance
Sheet at December 31, 1995 and 1994. Preliminary
Consolidated Statements of Income for the Quarters Ended December 31, 1995 and 1994 and for the Years Ended December 31, 1995 and 1994.
Preliminary Utility Operations Schedule of
Revenues and Expenses for the Quarters Ended
December 31, 1995 and 1994 and the Years Ended
December 31, 1995 and 1994.  Preliminary Entech
Operations Schedule of Revenues and Expenses for the Quarters Ended December 31, 1995 and 1994 and the Years ended December 31, 1995 and 1994.
Preliminary Independent Power Group Operations
Schedule of Revenues and Expenses for the Quarters Ended December 31, 1995 and 1994 and the Years Ended December 31, 1995 and 1994.



SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	    THE MONTANA POWER COMPANY
	          (Registrant)

	By /s/ J. P. Pederson
		J. P. Pederson
	   Vice President and Chief
	     Financial Officer

Dated:  May 15, 1996


EXHIBIT INDEX

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended March 31, 1996

Exhibit 27
Financial Data Schedule








- -21-

- -23-