Form 10-Q
period 1996-06-30
MONTANA POWER CO /MT/
filed 1996-08-14
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

	On August 7, 1996, the Company had 54,632,075 shares of common stock outstanding.


	PART I
	FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

					       Year-To-Date
					  June 30, 	  June 30,
					    1996   	    1995
					   Thousands of Dollars
REVENUES		$ 462,324	$ 465,940

EXPENSES:
	Operations		190,653	209,118
	Maintenance		28,659	36,021
	Selling, general and administrative		50,449	51,168
	Taxes other than income taxes		42,814	45,060
	Depreciation, depletion and amortization		    42,106	   44,424
				   354,681	  385,791

		INCOME FROM OPERATIONS		107,643	80,149

INTEREST EXPENSE AND OTHER INCOME:
	Interest		23,635	21,623
	Other (income) deductions-net		   (2,408)  	   (2,958)
				   21,227	   18,665

INCOME TAXES		   31,815	   19,582

NET INCOME		54,601	41,902
DIVIDENDS ON PREFERRED STOCK		    3,614	    3,614

NET INCOME AVAILABLE FOR COMMON STOCK		$  50,987	$  38,288

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)		54,635	53,857

NET INCOME PER SHARE OF COMMON STOCK		$    0.93	$    0.71


The accompanying notes are an integral part of these statements.



	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

					      Quarter Ended
					  June 30, 	  June 30,
					    1996   	    1995
					   Thousands of Dollars
REVENUES		$ 197,919	$ 203,643

EXPENSES:
	Operations		82,831	95,315
	Maintenance		15,357	20,681
	Selling, general and administrative		25,965	23,632
	Taxes other than income taxes		20,134	23,140
	Depreciation, depletion and amortization		   21,351	   21,731
				  165,638	  184,499

		INCOME FROM OPERATIONS		32,281	19,144

INTEREST EXPENSE AND OTHER INCOME:
	Interest		11,649	10,668
	Other (income) deductions-net		   (1,667)  	   (1,400)
				    9,982	    9,268

INCOME TAXES		    8,013	    2,306

NET INCOME		14,286	7,570
DIVIDENDS ON PREFERRED STOCK		    1,807	    1,807

NET INCOME AVAILABLE FOR COMMON STOCK		$  12,479	$   5,763

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)		54,632	53,976

NET INCOME PER SHARE OF COMMON STOCK		$    0.23	$    0.11

The accompanying notes are an integral part of these statements.



	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET

	A S S E T S

				  June 30, 	December 31,
					    1996   	    1995
					    Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
	UTILITY PLANT (includes $59,162 and $57,095
		plant under construction)
		Electric		$ 1,739,651	$ 1,713,133
		Natural gas		    496,633	    492,431
				2,236,284	2,205,564

	Less - accumulated depreciation and depletion		    690,629	    663,215
				1,545,655	1,542,349

	NON-UTILITY PROPERTY (includes $28,110 and $15,887
		property under construction)		644,321	631,901

	Less - accumulated depreciation and depletion		    250,950	    252,613
				    393,371	    379,288
				1,939,026	1,921,637

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		54,569	57,013
	Other		     48,053	     46,966
				102,622	103,979

CURRENT ASSETS:
	Cash and temporary cash investments		6,719	15,541
	Accounts receivable		111,789	152,386
	Materials and supplies (principally at average cost)		41,810	42,194
	Prepayments and other assets		51,402	46,172
	Deferred income taxes		     15,843	     15,899
				227,563	272,192

DEFERRED CHARGES:
	Advanced coal royalties		20,689	20,175
	Regulatory assets related to income taxes		148,359	148,350
	Regulatory assets - other		68,172	68,637
	Other deferred charges		     54,858	     51,121
				    292,078	    288,283

				$ 2,561,289	$ 2,586,091

The accompanying notes are an integral part of these statements.



THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S

				  June 30,	December 31,
					    1996    	    1995
					    Thousands of Dollars

CAPITALIZATION:
	Common shareholders' equity:
		Common stock (120,000,000 shares
			authorized; 54,632,075 and
			54,614,481 shares issued)		$    691,952	$    691,043
		Retained earnings and other shareholders' equity		292,194	285,000
		Unallocated stock held by trustee for deferred
			savings and employee stock ownership plan		    (29,488)  	    (30,565)
				954,658	945,478

	Preferred stock		101,416	101,416
	Long-term debt		    601,357	    616,574
				1,657,431	1,663,468

CURRENT LIABILITIES:
	Short-term borrowing		89,500	96,348
	Long-term debt - portion due within one year		23,406	24,804
	Dividends payable		23,649	23,668
	Income taxes		12,537	9,937
	Other taxes		38,661	43,302
	Accounts payable		43,867	63,920
	Interest accrued		12,063	12,341
	Other current liabilities		     67,517	     63,488
				311,200	337,808

DEFERRED CREDITS:
	Deferred income taxes		324,568	320,736
	Investment tax credit		46,130	47,001
	Accrued mining reclamation costs		124,602	122,008
	Other deferred credits		     97,358	     95,070
				    592,658	    584,815

CONTINGENCIES AND COMMITMENTS (Note 1)

				$ 2,561,289	$ 2,586,091

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

					       Year-To-Date
					  June 30, 	  June 30,
					    1996   	    1995
					   Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$   54,601	$   41,902
	Noncash charges (credits) to net income:
		Depreciation and depletion		42,106	44,424
		Mining reclamation costs expensed		7,673	8,345
		Deferred income taxes.		3,005	6,283
		Amortization of loss on long-term sales
			of power		(1,145)	(1,632)
		Other - net		7,786	8,713
	Changes in other assets and liabilities		(12,033)	(10,195)
	Accounts receivable		40,597	57,834
	Materials and supplies		384	2,656
	Accounts payable		(20,053) 	(5,759)
	Payment of mining reclamation costs		    (5,079)	    (5,664)

		Net Cash Flows from Operating Activities		   117,842	   146,907

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(60,715)	(91,659)
	Sales of property		5,212	6,359
	Additional investments		    (1,031)	   (1,897)

		Net Cash Flows from Investing Activities		   (56,534)	  (87,197)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Sales of common stock		815	11,259
	Issuance of long-term debt		125	19,949
	Retirement of long-term debt		(16,871)	(692)
	Short-term debt		(6,847)	 (50,793)
	Dividends on common and preferred stock		   (47,352)	   (46,595)

		Net Cash Flows from Financing Activities		   (70,130)	   (66,872)

			Change in Cash Flows		(8,822)	(7,162)
Cash and cash equivalents at beginning of period		    15,541	    21,564
Cash and cash equivalents at end of period		$    6,719	$   14,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Six Months For:
		Income taxes		$   26,210	$   21,651
		Interest		24,322	22,964

The accompanying notes are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying financial statements of the Company for the interim periods ended June 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

	Certain reclassifications have been made to the prior year amounts to make them comparable to the 1996 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


NOTE 1.  CONTINGENCIES AND COMMITMENTS:

	In 1990, pursuant to a Federal Energy Regulatory Commission (FERC) license obligation, the Company proposed a plan to protect fish and wildlife habitat affected by the operation of the Kerr hydroelectric project, which would cost the Company $18,400,000 initially and, thereafter, $1,100,000 annually. These amounts are presented in 1995 dollars. Previously, the amounts were reported in 1990 dollars, which were subject to Consumer Price Index escalation. FERC and the Department of the Interior (Department) have proposed alternatives which the Company estimates would cost $48,000,000 initially and, thereafter, $1,300,000 annually (1995 dollars). The alternatives proposed by FERC staff and the Department would also change the operation of the project which may further reduce the value of the license to the Company. The Company is exploring options, including transfer of the license, to address the potential that these mitigation and operating obligations may cause operation of the Project to be uneconomic. It does not know when this matter will be resolved or what the resolution will be.

	In November 1992, the Company applied to FERC to relicense nine Madison and Missouri River hydroelectric projects, with generating capacity of 292 megawatts. The net present value of relicensing, including physical improvements and non-operational (environmental) mitigation is estimated at $151,000,000. In addition, operational mitigation, which is expected to decrease project capability by 26 megawatts, has a net present value of $16,800,000. This brings the total cost of relicensing to $167,800,000.
Further action regarding this application is not expected until winter of 1996 when FERC staff is expected to issue a draft environmental impact statement.

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

	The arbitrator's decision was favorable to Western with respect to the amounts and prices for coal that the Colstrip owners are obligated to purchase, indicating that the Buyers must purchase the Units' requirements from Western at prices and under terms stated in the contracts. The decision affirms Western's mine plan and interpretation of its mining obligations and does not assess damages against Western for not adopting mine plan changes suggested by the Buyers. The decision does, however, obligate Western to initiate a permit application seeking mine plan changes regarding the mining sequence which the Buyers may propose and to exercise good faith in supporting the application. If the mine plan sequence changes are permitted, Western must bear the Buyers' cost incurred in developing, proposing and advocating for the sequence changes. The decision also required the deposit of $42,000,000 of mine reclamation funds to an interest-bearing bank account. The Company has transferred to the account $25,000,000 it had collected earlier and the remittance by the non-operating owners of the balance is substantially complete. Previously, the arbitrator had dismissed the non-operating owners' claims for refunds of certain coal transportation charges. The decision will not materially affect Western Energy's financial position or results of operations.

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


NOTE 2.  RATE MATTERS:

	Effective July 1, 1996, the Montana Public Service Commission (PSC) approved a rate plan for the Electric Utility, affirming a settlement negotiated with the Montana Consumer Counsel and the Large Customer Group, which was designed to increase revenues 4.2 percent or $14,800,000 annually. The approved amount includes $5,800,000 which had previously been approved on an interim basis, effective March 1, 1996. The plan also includes revenue increases of 2.4 percent or approximately $8,800,000 on January 1, 1997 and
2.4 percent or approximately $9,000,000 on January 1, 1998. The PSC's final order was based on an 11 percent return on common equity. Actual earnings in excess of 11.4 percent return on common equity will be shared on a 50 percent basis between ratepayers and shareholders. In the event that the Company's electric year-end return on equity falls below 10.2 percent and subject to Internal Revenue Service approval, additional amounts of Accumulated Deferred Investment Tax Credit (ADITC) will be flowed through to shareholders. The amount of ADITC to be flowed through, if any, will be limited to a cumulative amount of $7,000,000 for the years 1996 through 1998.

	The rate order also included the approval of a natural gas revenue increase of $6,700,000 or 5.3 percent effective July 1, 1996, including $3,100,000 which had been included in rates on an interim basis as of March 1, 1996. The increase was based on an 11.25 percent equity return.

	On July 29, 1996, the Company filed a natural gas rate case with the PSC. In this filing, the Company is requesting an increase in natural gas revenues of $4,800,000 or 3.8 percent to recover increased costs of service and to facilitate the Gas Utility's restructuring plan (the Plan). The Plan proposes a reduction in the transportation eligibility threshold, thereby increasing the number of customers eligible to choose their own suppliers. Within five years, all customers would have this choice. The Plan recommends the recovery of all Utility investment. Hearings on the filing have not yet been scheduled.


NOTE 3.  FINANCIAL INSTRUMENTS:

	To manage price risk, swap and collar agreements are used to hedge anticipated production and sales of oil and non-regulated natural gas. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and the market price of oil or natural gas when the hedged production is sold. Under collar agreements, the Company makes or receives monthly payments when the actual price of oil exceeds the ceiling or drops below the floor established in the agreement. At June 30, 1996, the Company had swap agreements to hedge approximately 222,000 barrels of oil, or 50 percent, of its expected production through November 1996. In addition, the Company had swap agreements to hedge approximately 1.4 Bcf of non-regulated natural gas, or 23 percent, of its delivery obligations under long-term natural gas sales contracts through February 1997. At June 30, 1996, the Company had approximately $1,200,000 in deferred gains from financial instrument transactions.

	Continental Energy Services, Inc. has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and gas price fluctuations. The Company believes it will not experience any materially adverse impacts from the risks inherent in these instruments.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	This discussion should be read in conjunction with the management's discussion included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS:

	The following discussion presents significant events or trends which have had an effect on the operations of the Company or which are expected to have an impact on operating results in the future. The information also contains forward-looking statements which involve certain risks and uncertainties.
Actual results and events may differ significantly from those discussed in the forward-looking statements.

Year-To-Date June 30, 1996 and 1995:

Net Income Per Share of Common Stock:

	Consolidated net income for the year-to-date June 30, 1996 was 93 cents per share compared with 71 cents per share for the same period last year. The twenty-two cent increase is primarily due to two non-recurring charges recorded in 1995. A coal contract arbitration decision decreased 1995 consolidated earnings by five cents per share. The Non-Utility's Colorado coal mine, which has been closed, sustained operating losses of thirteen cents per share during the first six months of 1995. A more detailed discussion of the individual operations follows. Non-Utility operations now include Entech and the Independent Power Group.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share:

			       Year-To-Date
			 June 30,	 June 30,
			   1996   	   1995

	Utility Operations	$     0.61	$     0.58
	Non-Utility Operations	      0.32	      0.13

		Consolidated	$     0.93	$     0.71



UTILITY OPERATIONS

				       Year-To-Date
				 June 30,	 June 30,
				   1996    	   1995
				   Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
	Revenues		$ 205,297	$ 201,809
	Intersegment revenues		    3,515	    3,228
				208,812	205,037

EXPENSES:
	Power supply		66,745	68,157
	Transmission and distribution		15,021	13,134
	Selling, general and administrative		22,055	21,382
	Taxes other than income taxes		23,419	23,275
	Depreciation and amortization		   23,095	   21,251
				  150,335	  147,199

	INCOME FROM ELECTRIC OPERATIONS		58,477	57,838

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply cost revenues)		57,201	49,286
	Gas supply cost revenues		13,980	13,386
	Intersegment revenues		      358	      540
				71,539	63,212

EXPENSES:
	Gas supply costs		13,980	13,386
	Other production, gathering and exploration		4,691	5,190
	Transmission and distribution		5,907	5,510
	Selling, general and administrative		8,682	8,873
	Taxes other than income taxes		7,721	7,272
	Depreciation, depletion and amortization		    5,860	    5,401
				   46,841	   45,632

	INCOME FROM GAS OPERATIONS		24,698	17,580

INTEREST EXPENSE AND OTHER INCOME:

	Interest		23,051	21,898
	Other (income) deductions - net		   (1,461)  	   (2,777)
				   21,590	   19,121

INCOME BEFORE INCOME TAXES		61,585	56,297

INCOME TAXES		   24,754	   21,562

UTILITY NET INCOME		$  36,831	$  34,735



UTILITY OPERATIONS:

	The Company earns most of its revenue in the first and fourth quarters of the year. Weather can significantly affect revenues and net income, and should be considered when analyzing trends. The Company's sales increase as a result of colder weather in the winter months. As measured by heating degree days, the temperature in 1996 in the Company's service territory was 9 percent colder than normal and 11 percent colder than 1995.

	The Company's electric wholesale revenues and power purchase expenses are influenced by weather, streamflow conditions, and the wholesale power market in the Northwest and California. The surplus of hydroelectric power that existed in 1995 has continued into 1996 and is expected to continue through the end of the year. However, market prices have increased to levels where the Company expects to operate its thermal plants at or near full load for the rest of 1996.


Electric Utility:

	Excluding the impact of the coal contract arbitration decision recorded in March 1995, income from electric operations benefited from lower power supply expenses, increased residential and commercial volumes sold and higher tariff rates.

Revenues:

	The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues and the related percentage changes in volumes sold and prices received:


	General business	- revenue	$   4
		- volume	   (3)%
		- price/kWh	    6%

	Other utilities	- revenue	$   -
		- volume	   12%
		- price/kWh	  (12)%

	Miscellaneous	- revenue	$   1


	Residential and commercial customer revenues increased $9,900,000 or 9 percent during the first six months of the year, primarily as a result of increased volumes sold due to colder weather and 2 percent customer growth along with higher tariff rates. Partly offsetting the increase was a decrease of $6,100,000 in revenues from industrial customers primarily due to the loss of the Utility's largest retail customer, which shut down operations in December 1995. The customer was served under an economic retention rate that was lower than the industrial tariff rate.

	While volumes sold to other utilities increased during the period, lower prices resulting from the abundance of hydroelectric energy in the region caused revenues to decrease by $400,000.

	Increased miscellaneous wheeling revenue resulted from higher rates and increased volumes.

Expenses:

	The following table shows the Company's sources of electricity and power supply expenses (operation, fuel for electric generation and maintenance) for the year-to-date June 30, 1996 and 1995.

	   1996   	   1995
                    Sources                    	          MWH

Hydroelectric		2,244,198	1,620,684
Steam			1,704,066	2,199,158
Purchases and other		1,323,752	1,360,709
	Total Power Supply		5,272,016	5,180,551

		  Thousands of Dollars

Hydroelectric		$   9,544	$   9,265
Steam			   20,921	   17,405
Purchases and other		   36,280	   41,487
	Total Power Supply Expenses		$  66,745	$  68,157
	Cents Per Kilowatt-Hour		    1.266	    1.316


	Excluding the impact of the coal contract arbitration decision that reduced 1995 steam expenses $10,100,000, power supply expenses decreased $11,500,000. While the total power supply available did not increase by a material amount, the sources of energy used changed significantly. Better streamflow conditions caused increases in Utility as well as regional low-cost hydroelectric generation resulting in displacement of higher cost thermal generation. Power supply costs were reduced by $3,600,000 due to a credit received from a party who delivers energy to the Company's customers. Revisions made to the calculation of deliveries spanning a twelve-year period resulted in 284,209 MWH's of power that will be returned to the Company over the next year. Improved productivity and shorter maintenance periods at the Colstrip units further reduced power supply expenses. The decreases were offset in part by increased payments of $5,400,000 to independent power producers.

	Depreciation and amortization increased as a result of additional property in service.


Natural Gas Utility:

	Income from natural gas operations increased primarily due to increased volumes sold as the result of colder weather, customer growth and higher tariffs.


Revenues:

	The following table shows the change from the previous year, in millions of dollars, in the full requirement customer classification of natural gas revenues and the related percentage changes in volumes sold and prices received:


	Full requirement customers	-revenue	$   7
		-volume	   15%
		-price/Mcf	    1%


	Natural gas revenues (other than gas supply cost revenues) increased as a result of increased volumes sold due to colder weather, a 3.7 percent increase in residential and commercial customers and a rate increase, effective March 31, 1996.


Interest Expense and Other Income:

	The increase in interest expense is primarily the result of additional borrowings. The decrease in other income principally resulted from the non-recurring receipt of $1,600,000 in interest income under the coal contract arbitration decision in March 1995.



NON-UTILITY OPERATIONS
				       Year-To-Date
				  June 30,	  June 30,
				    1996   	    1995
				   Thousands of Dollars
COAL:

REVENUES:
  Revenues		$  69,709	$ 102,116
  Intersegment revenues		   13,033	    6,514
	82,742	108,630
EXPENSES:
  Operations and maintenance		52,830	79,716
  Selling, general and administrative		10,555	14,564
  Taxes other than income taxes		8,842	12,053
  Depreciation, depletion and amortization		    2,221	    6,247
	   74,448	  112,580

  INCOME (LOSS) FROM COAL OPERATIONS		8,294	 (3,950)

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		58,469	47,478
  Intersegment revenues		      166	      171
	58,635	47,649
EXPENSES:
  Operations and maintenance		35,451	27,723
  Selling, general and administrative		4,932	4,550
  Taxes other than income taxes		1,758	1,314
  Depreciation, depletion and amortization		    8,588	    9,232
	   50,729	   42,819

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		7,906	4,830

INDEPENDENT POWER:

REVENUES:
  Revenues		38,000	39,311
  Earnings (loss) from unconsolidated investments		5,859	(275)
  Intersegment revenues		      421	      616
	44,280	39,652

EXPENSES:
  Operations and maintenance		31,486	33,223
  Selling, general and administrative		1,866	1,372
  Taxes other than income taxes		882	983
  Depreciation, depletion and amortization		    1,568	    1,478
	   35,802	   37,056

  INCOME FROM INDEPENDENT POWER OPERATIONS		$    8,478	$    2,59


NON-UTILITY OPERATIONS (continued)
				       Year-To-Date
				  June 30,	  June 30,
				    1996   	    1995
				   Thousands of Dollars

TELECOMMUNICATIONS:

REVENUES:
  Revenues		$  12,664	$  10,740
  Intersegment revenues		      177	      169
	12,841	10,909

EXPENSES:
  Operations and maintenance		8,499	7,297
  Selling, general and administrative		2,723	2,276
  Taxes other than income taxes		192	163
  Depreciation, depletion and amortization		      435	      377
	   11,849	   10,113

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		992	796

OTHER NON-UTILITY:

REVENUES:
  Revenues		583	1,582
  Intersegment revenues		      409	      360
	992	1,942
EXPENSES:
  Operations and maintenance		555	945
  Selling, general and administrative		1,300	100
  Depreciation, depletion and amortization		      339	      438
	    2,194	    1,483

  INCOME (LOSS) FROM OTHER NON-UTILITY		(1,202)  	459

INTEREST EXPENSE AND OTHER INCOME:
  Interest		1,980	 2,735
  Other (income) deductions - net		   (2,343)  	   (3,191)
	     (363)  	     (456)

INCOME BEFORE INCOME TAXES		24,831	  5,187

INCOME TAXES		    7,061	   (1,980)

NON-UTILITY NET INCOME		$  17,770	$   7,167



NON-UTILITY OPERATIONS:

Coal:

	Year-to-date income from coal operations increased as a result of the nonrecurring charges recorded during 1995 for the Colstrip 1 & 2 arbitration decision and the operating losses incurred at Golden Eagle Mine in Colorado. Accruals for the permanent closure and write down to net salvage value of the Golden Eagle Mine were recorded effective October 1995. The increase was offset in part by lower sales to Colstrip Units 3 & 4 and the expiration of a Midwestern contract.

Revenues:

	Excluding a non-recurring charge of approximately $19,000,000 recorded in 1995, as a result of the Colstrip Units 1 & 2 arbitration decision, revenues, including intersegment revenues, decreased by $44,900,000. Revenues from the Rosebud Mine decreased $12,800,000 due to a 56 percent decline in volumes sold to Colstrip Units 3 & 4 and $10,000,000 due to the expiration of a Midwestern contract at the end of 1995. Colstrip Units 3 & 4 were taken off line during the period due to the availability of low-cost hydroelectric generation in the region. The Company expects that the thermal plants will be operated at or near full load for the rest of 1996. Revenues also decreased approximately $8,000,000 due primarily to decreased volumes of short-term coal sales.
Revenues from the Jewett Mine decreased $3,300,000 principally as a result of the mix of tons of lignite mined from Northwestern Resources' lignite leases and the customer's lignite leases. The closure of the Golden Eagle Mine also resulted in a $10,800,000 decrease in revenues.

Expenses:

	The decrease in volumes sold at the Rosebud Mine reduced operation and maintenance expenses by $10,100,000, taxes other than income taxes by $1,700,000 and depreciation and depletion by $2,000,000. The closure of the Golden Eagle Mine resulted in a $17,000,000 decrease in operation and maintenance, a $2,600,000 decrease in selling, general and administrative, a $1,500,000 decrease in taxes other than income taxes and a $1,200,000 decrease in depreciation and depletion. Expenses also decreased $2,000,000 primarily due to decreased selling, general and administrative expenses.


Oil and Natural Gas:

	Income from oil and natural gas operations improved principally as a result of increased volumes of natural gas sold and higher prices.


Revenues:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$   -
		-volume	  (11)%
		-price/bbl	    7%

	Natural gas	-revenue	$  11
		-volume	   16%
		-price/Mcf	   14%


	Natural gas revenues increased $11,500,000 due to an increase in volumes sold in Canada and higher prices on gas sold in the U.S. The price increase in the U.S. resulted from an increase in prices on spot market sales as well as a scheduled escalation in the price of gas sold under long-term co-generation supply contracts The decrease in oil revenues resulting from a natural decline in production from Canadian wells and the conversion of six U.S. oil wells to waterflood injection wells was mostly offset by higher prices in both the U.S. and Canada. Production from the waterflood project is expected to increase during the fourth quarter 1996.

Expenses:

	Operating expenses increased primarily due to the increase in natural gas volumes sold and higher prices paid for the gas.


Independent Power:

	Year-to-date earnings from independent power operations increased primarily as a result of continued growth in earnings from investments in operating projects and the absence of a loss, recorded in 1995, for the withdrawal from a power investment.

Revenues:

	Earnings from unconsolidated investments increased $6,100,000 as a result of additional investments made in 1995, growth in earnings from prior investments resulting in part from increased power contract rates and the absence of the loss recorded in 1995. This increase was moderated by a $1,300,000 decrease in revenues from long-term power sales contracts resulting from a decrease in volumes sold.


Expenses:

	Operating and maintenance expenses decreased $1,700,000 due primarily to a $2,600,000 reduction in power supply resulting from lower volumes sold and the displacement of higher cost thermal generation from the Colstrip plant with lower cost hydroelectric generation. Operating expenses were also impacted by a $1,300,000 increase in power purchases, a $900,000 increase in project development expenses and a $1,000,000 decrease in transmission expense due to the decrease in sales from Colstrip.


Telecommunications:

	Earnings from telecommunications operations increased as a result of higher long-distance service minutes and equipment service installations completed in the second quarter. Due to increased marketing efforts, the number of residential and commercial long-distance customers increased 38 percent resulting in a 28 percent increase in minutes of use.  The revenue increase was partially offset by the increased operation and maintenance expenses resulting from the marketing effort and equipment service.


Quarter Ended June 30, 1996 and 1995:

Net Income Per Share of Common Stock:

	Net income for the quarter ended June 30, 1996 was 23 cents per share compared with 11 cents per share for the second quarter 1995. Utility earnings increased seven cents per share due to a reduction in power supply expenses, customer growth and higher rates. Earnings from Non-Utility operations increased five cents per share in part due to continued growth in earnings from independent power investments and higher natural gas prices. Also, the Colorado coal mine, which has been closed, sustained losses of seven cents per share in the second quarter of 1995. These increases were partially offset by a decline in coal sales. A more detailed discussion of the individual operations follows.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share:

			       Quarter Ended
			  June 30, 	June 30,
			   1996   	   1995

	Utility Operations	$     0.11	$     0.04
	Non-Utility Operations	      0.12	      0.07

		Consolidated	$     0.23	$     0.11



UTILITY OPERATIONS

				       Quarter Ended
				 June 30, 	 June 30,
				   1996    	   1995
				   Thousands of Dollars

ELECTRIC UTILITY:
REVENUES:
	Revenues		$  85,410	$  84,625
	Intersegment revenues		    1,487	    1,655
				86,897	86,280

EXPENSES:
	Power supply		24,999	32,810
	Transmission and distribution		7,562	6,706
	Selling, general and administrative		10,742	9,334
	Taxes other than income taxes		11,481	11,670
	Depreciation and amortization		   11,548	   10,630
				   66,332	   71,150

	INCOME FROM ELECTRIC OPERATIONS		20,565	15,130

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply cost revenues)		19,313	17,187
	Gas supply cost revenues		3,904	4,488
	Intersegment revenues		      151	      189
				23,368	21,864

EXPENSES:
	Gas supply costs		3,904	4,488
	Other production, gathering and exploration		2,325	2,579
	Transmission and distribution		2,837	2,929
	Selling, general and administrative		4,334	4,485
	Taxes other than income taxes		3,709	3,727
	Depreciation, depletion and amortization		    2,929	    2,702
				   20,038	   20,910

	INCOME FROM GAS OPERATIONS		3,330	954

INTEREST EXPENSE AND OTHER INCOME:

	Interest		11,311	10,804
	Other (income) deductions - net		     (966)  	     (690)
				   10,345	   10,114

INCOME BEFORE INCOME TAXES		13,550	5,970

INCOME TAXES		    5,727	    2,202

UTILITY NET INCOME		$   7,823	$   3,768


UTILITY OPERATIONS:

Electric Utility:

	Income from electric operations increased 36 percent largely as a result of a decrease in power supply expenses. The Electric Utility responded to the low-cost hydroelectric power available in the region by reducing its thermal plant production. Shorter maintenance periods and improved productivity at the Colstrip units and a credit with respect to past power deliveries also contributed to the decrease.

Revenues:

	The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues and the related percentage changes in volumes sold and prices received:


	General business	- revenue	$   -
		- volume	   (6)
		- price/kWh	    6%

	Other utilities	- revenue	$   1
		- volume	   43%
		- price/kWh	  (21)%


	Revenues from residential and commercial customers were up $3,200,000 over last year's second quarter primarily as a result of a 2 percent increase in the number of customers and higher rates. Industrial revenues decreased $3,600,000, however, as the result of the termination of operations by the Utility's largest retail customer in December 1995, as mentioned previously in the year-to-date discussion.

	Volumes sold to other utilities increased significantly compared to the second quarter of 1995, but, due to lower prices, revenues increased by only $1,100,000.



Expenses:

	The following table shows the Company's sources of electricity and power supply expenses (operation, fuel for electric generation and maintenance) for the quarter ended June 30, 1996 and 1995.

	   1996   	   1995
Sources	          MWH

Hydroelectric		1,109,715	 879,108
Steam			697,634	849,083
Purchases and other		  438,414	  563,618
	Total Power Supply		2,245,763	2,291,809

		  Thousands of Dollars

Hydroelectric		$   4,901	$   4,712
Steam			9,433	   13,588
Purchases and other		   10,665	   14,510
	Total Power Supply Expenses		$  24,999	$  32,810
	Cents Per Kilowatt-Hour		    1.113	    1.435


	Total power supply expenses decreased $7,800,000. As a result of the availability of low-cost wholesale hydroelectric power in the region, steam generation was displaced, decreasing fuel expenses. Steam maintenance expenses were lower due to improved productivity and shorter maintenance periods at the Colstrip units. Purchased power costs decreased primarily due to a $3,600,000 metering refund which was offset in part by increased payments to independent power producers.


Natural Gas Utility:

	Income from natural gas operations increased primarily due to increased volumes sold and higher rates.

Revenues:

	The following table shows the change from the previous year, in millions of dollars, in the full requirements customer classification of natural gas revenues and the related percentage changes in volumes sold and prices received:


	Full requirement customers	-revenue	$   2
		-volume	    9%
		-price/Mcf	    4%


	The increase in natural gas revenues (other than gas supply cost revenues) was primarily due to an increase in volumes sold due 4 percent growth in residential and commercial customers, colder weather and a rate increase, effective March 1, 1996.



NON-UTILITY OPERATIONS
					       Quarter Ended
					 June 30,	 June 30,
					   1996    	   1995
					   Thousands of Dollars
COAL:

REVENUES:
  Revenues		$  31,319	$  49,033
  Intersegment revenues		    4,836	    6,216
	36,155	55,249
EXPENSES:
  Operations and maintenance		25,294	39,276
  Selling, general and administrative		5,420	6,749
  Taxes other than income taxes		3,467	6,513
  Depreciation, depletion and amortization		    1,078	    2,504
	   35,259	   55,042

  INCOME FROM COAL OPERATIONS		896	     207

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		29,406	24,209
  Intersegment revenues		       67	       39
	  29,473	24,248
EXPENSES:
  Operations and maintenance		17,802	14,862
  Selling, general and administrative		2,506	2,308
  Taxes other than income taxes		924	684
  Depreciation, depletion and amortization		    4,635	    4,744
	   25,867	   22,598

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		3,606	1,650

INDEPENDENT POWER:

REVENUES:
  Revenues		18,283	19,287
  Earnings (loss) from unconsolidated investments		3,150	(1,455)
  Intersegment revenues		      352	      280
	21,785	18,112

EXPENSES:
  Operations and maintenance		14,874	15,947
  Selling, general and administrative		1,044	558
  Taxes other than income taxes		451	463
  Depreciation, depletion and amortization		      784	      738
	   17,153	   17,706

  INCOME FROM INDEPENDENT POWER OPERATIONS		$   4,632	$     406


NON-UTILITY OPERATIONS (continued)
					       Quarter Ended
					 June 30,	 June 30,
					   1996    	   1995
					   Thousands of Dollars

TELECOMMUNICATIONS:

REVENUES:
  Revenues		$   6,435	$   5,167
  Intersegment revenues		      108	      (32)
	6,543	5,135

EXPENSES:
  Operations and maintenance		4,335	3,346
  Selling, general and administrative		1,427	1,181
  Taxes other than income taxes		101	82
  Depreciation, depletion and amortization		      212	      189
	    6,075	    4,798

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		468	337

OTHER NON-UTILITY:

REVENUES:
  Revenues		318	872
  Intersegment revenues		      286	      275
	604	1,147
EXPENSES:
  Operations and maintenance		291	540
  Selling, general and administrative		1,365	(76)
  Depreciation, depletion and amortization		      165	      223
	    1,821	      687

  INCOME (LOSS) FROM OTHER NON-UTILITY		(1,217)  	460

INTEREST EXPENSE AND OTHER INCOME:
  Interest		1,051	  387
  Other (income) deductions - net		   (1,414)  	   (1,233)
	     (363)  	     (846)

INCOME BEFORE INCOME TAXES		8,748	3,906

INCOME TAXES		    2,285	      104

NON-UTILITY NET INCOME		$   6,463	$   3,802





NON-UTILITY OPERATIONS:

Coal:

	Income from coal operations for the quarter remained relatively equal to that of the second quarter in 1995. The increase resulting from the operating losses incurred in 1995 at Golden Eagle Mine was offset by lower sales to Colstrip Units 3 & 4 and the expiration of a Midwestern contract as mentioned in the year-to-date discussion.

Revenues:

	The displacement of Colstrip Units 3 & 4 generation with low-cost hydroelectric generation and the expiration of a Midwestern contract resulted in a 50 percent decrease in volumes sold at the Rosebud Mine decreasing revenues by $12,700,000. Revenues from the Jewett Mine decreased $1,300,000 as a result of lower reimbursable mining costs and the mix of lignite mined from Northwestern's leases and the customer's leases. The closure of the Golden Eagle Mine resulted in a $4,900,000 decrease in revenues.

Expenses:

	The decrease in volumes sold at the Rosebud Mine and the closure of the Golden Eagle Mine reduced operating expenses by $8,200,000 and $10,600,000, respectively.


Oil and Natural Gas:

	Income from the oil and natural gas operations improved primarily due to increased natural gas sales as mentioned in the year-to-date discussion.

Revenues:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$   -
		-volume	   (5)%
		-price/bbl	    9%

	Natural gas	-revenue	$   5
		-volume	    8%
		-price/Mcf	   19%


	The $5,000,000 increase in natural gas revenues resulted primarily from higher prices on sales in the U.S. and increased volumes of gas sold in Canada as mentioned in the year-to-date discussion.


Expenses:

	Operating expenses increased for the reasons mentioned in the year-to-date discussion.


Independent Power:

	Quarterly earnings from independent power operations increased due to the growth in earnings from investments in operating projects and the absence of a loss, recorded in the second quarter of 1995, for the withdrawal from a power investment.

Revenues:

	As mentioned in the year-to-date discussion, independent power operations revenues for the quarter increased due to higher earnings from unconsolidated investments partially offset by a decrease in revenues from long-term power sales contracts.


Expenses:

	As mentioned in the year-to-date discussion, quarterly operating and maintenance expenses decreased primarily due to the displacement of higher cost thermal generation from the Colstrip plant with lower cost hydroelectric generation.


Telecommunications:

	Earnings from telecommunications operations for the quarter increased as a result of higher long-distance minutes sold and equipment service projects completion as mentioned in the year-to-date discussion.


LIQUIDITY AND CAPITAL RESOURCES:

	Touch America, Inc., a wholly owned subsidiary, is investing $62,000,000 to expand its fiber optic network. Of this amount, $11,000,000 was invested in previous years, $30,000,000 will be invested in 1996, and the remainder will be invested in 1997 and 1998. These amounts reflect increases of $15,000,000 for 1996, $7,000,000 for 1997 and $4,000,000 for 1998 in information previously reported for Entech's capital budget projections (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources". in the Company's Annual Report on Form 10-K for the year ended December 31, 1995). The expansion will allow access to markets extending from Seattle, Washington to St. Paul, Minnesota and from Denver, Colorado to the Canadian Border, increasing the population of Touch America's market area from one to twelve million people. The expanded network will provide partial service by the end of 1996 with full service expected by mid-1997. While the return on this investment, which will depend upon such future uncertainties as demand for service, competition and technological change, cannot be accurately estimated, Touch America anticipates that, because of existing long-term commitments for the expanded network's capacity and a population base of nearly 12,000,000 in the additional long-distance service territory, its long-term return on this investment will exceed the 11 percent allowed on the Company's regulated electric business.

	The Company submitted its latest depreciation study as part of its rate request filed with the PSC on September 21, 1995. The PSC approved and included in rates the settlement of the depreciation study, effective July 1, 1996. The provision for utility depreciation will changed from approximately
2.7 percent of the depreciable utility plant to approximately 3.0 percent, resulting in an increase in annual depreciation expense of approximately $5,800,000.


SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended June 30, 1996, the Company's ratio of earnings to fixed charges was 2.22 times. Excluding the effects of the implementation of Statement of Financial Accounting Standards No. 121 and the writedown of a coal mining investment, effective October 1, 1995, the ratio of earnings to fixed charges would have been 3.09 times. Fixed charges include interest, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.


UTILITY INDUSTRY CHANGES:

	FERC issued its final open access rules on April 24, 1996. Highlights of the final rules are:

1. Require public utilities to file a single open access tariff that offers specific transmission services.
2. Permit transmitting utilities to seek to recover legitimate, prudent, stranded investments that were incurred with a reasonable expectation that the utility would continue to serve a particular customer.
3. Require public utilities to implement a transmission information system. Utilities must obtain information about their transmission the same way competitors do -- through the information system.
4. Does not require divestiture of assets but utilities must separate transmission and generation functions from each other.
5. Does not require utilities to create an independent system transmission operator (ISO). However, the rules do establish principles concerning how an ISO should be constructed.
	The Company is taking the necessary steps to comply with all aspects of the final ruling.
	The Company has joined six other Western electric utilities in a memorandum of understanding that is a first step toward developing an independent grid operator for the investor-owned companies' high-voltage transmission lines. The grid operator would be independent of the utilities, as required by the Federal Energy Regulatory Commission as part of the increasing competition in the electric business.


PART II
Other Information


ITEM 1.	Legal Proceedings.


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


ITEM 4.	Submission of Matters to a Vote of Security Holders.

	A.	The Company's Annual Meeting of Shareholders was held on May 14,
1996.

	B.	Security holders elected seven persons to the Board of Directors.

	     Director   	    For   	 Withheld 	Abstentions

	Tucker Hart Adams	47,638,271	    --	  1,481,639
	Daniel T. Berube	47,796,741	    --	  1,323,168
	Alan F. Cain	47,698,731	    --	  1,421,178
	Robert P. Gannon	47,935,560	    --	  1,184,349
	James P. Lucas	46,363,337	    --	  2,745,640
	George H. Selover	47,762,029	    --	  1,357,880
	John R. Jester	47,799,594	    --	  1,320,315


	Directors whose term of office as a director continued after the meeting are as follows:

	R. D. Corette	Kay Foster
	Beverly D. Harris	Chase T. Hibbard
	Arthur K. Neill	Daniel P. Lambros
	Noble E. Vosburg	Jerrold P. Pederson
	Carl Lehrkind, III

	C.	Security holders voted in favor of amending Article IV of the
Company's Restated Articles of Incorporation which limits the liability of the Directors to the Company or its shareholders. The amendment will conform Article IV to the present Montana Business
Corporation Act, which was amended subsequent to the adoption of
Article IV. Existing Article IV conforms to the Montana Business
Corporation Act which was in effect at the time of adoption.


	    For   	  Against  	Abstentions

	43,561,574	 4,475,104	 1,090,129


ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

		Exhibit 3(a)(2)	Articles of Amendment

		Exhibit 12	Computation of ratio of earnings to fixed
charges for the twelve months ended
June 30, 1996.

		Exhibit 27	Financial Data Schedule

	(b)	Reports on Form 8-K

		       DATE         	                  SUBJECT

		April 10, 1996	Item 5.  Other Events.  News Release on
Preliminary Arbitration Decision on Coal-
Supply Contract.

		April 23, 1996	Item 5.  Other Events.  Discussion of
First Quarter Net Income.

			Item 7.  Exhibits. Consolidated Statements
of Income for the Quarters Ended March 31,
1996 and 1995 and for the Twelve Months
Ended March 31, 1996 and 1995, Utility
Operations Schedule of Revenues and
Expenses for the Quarters Ended March 31,
1996 and 1995 and for the Twelve Months
Ended March 31, 1996 and 1995, Entech
Operations Schedule of Revenues and
Expenses for the Quarters Ended March 31,
1996 and 1995 and for the Twelve Months
Ended March 31, 1996 and 1995 and
Independent Power Group Operations
Schedule of Revenues and Expenses for the Quarters Ended March 31, 1996 and 1995 and for the Twelve Months Ended March 31, 1996 and 1995.


	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	     THE MONTANA POWER COMPANY
	           (Registrant)

	/s/ J. P. Pederson
	J. P. Pederson
	Vice President and Chief Financial
	  and Information Officer

Date:  August 14, 1995





EXHIBIT INDEX

Exhibit 3(a)(2)
Articles of Amendment

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended June 30, 1996

Exhibit 27
Financial Data Schedule











- -26-

- -31-