Form 10-Q
period 1996-09-30
MONTANA POWER CO /MT/
filed 1996-11-14
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

	On November 8, 1996, the Company had 54,630,994 shares of common stock outstanding.


	PART I
	FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

					     Nine Months Ended
					       September 30,
					    1996   	    1995
					   Thousands of Dollars
REVENUES		$ 678,397	$ 683,347

EXPENSES:
	Operations		279,711	309,386
	Maintenance		47,019	52,922
	Selling, general and administrative		75,029	75,505
	Taxes other than income taxes		64,561	69,640
	Depreciation, depletion and amortization		    65,138	   66,379
				   531,458	  573,832

		INCOME FROM OPERATIONS		146,939	109,515

INTEREST EXPENSE AND OTHER INCOME:
	Interest		36,438	32,635
	Other (income) deductions-net		   (4,146)  	   (6,580)
				   32,292	   26,055

INCOME TAXES		   41,817	   25,407

NET INCOME		72,830	58,053
DIVIDENDS ON PREFERRED STOCK		    5,420	    5,420

NET INCOME AVAILABLE FOR COMMON STOCK		$  67,410	$  52,633

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)		54,634	53,986

NET INCOME PER SHARE OF COMMON STOCK		$    1.23	$    0.97


The accompanying notes are an integral part of these statements.


	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

					      Quarter Ended
					       September 30,
					    1996    	    1995
					   Thousands of Dollars
REVENUES		$ 216,073	$ 217,407

EXPENSES:
	Operations		89,058	100,268
	Maintenance		18,360	16,900
	Selling, general and administrative		24,580	24,337
	Taxes other than income taxes		21,747	24,580
	Depreciation, depletion and amortization		   23,032	   21,955
				  176,777	  188,040

		INCOME FROM OPERATIONS		39,296	29,367

INTEREST EXPENSE AND OTHER INCOME:
	Interest		12,803	11,012
	Other (income) deductions-net		   (1,738)  	   (3,622)
				    11,065	    7,390

INCOME TAXES		    10,002	    5,825

NET INCOME		18,229	16,152
DIVIDENDS ON PREFERRED STOCK		    1,807	    1,807

NET INCOME AVAILABLE FOR COMMON STOCK		$  16,422	$  14,345

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)		54,632	54,243

NET INCOME PER SHARE OF COMMON STOCK		$    0.30	$    0.26

The accompanying notes are an integral part of these statements.


	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET


	A S S E T S

				September 30, 	December 31,
					    1996     	    1995
					    Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
	UTILITY PLANT (includes $67,955 and $57,095
		plant under construction)
		Electric		$ 1,755,004	$ 1,713,133
		Natural gas		   510,766	   492,431
				2,265,770	2,205,564

	Less - accumulated depreciation and depletion		   703,619	   663,215
				1,562,151	1,542,349

	NON-UTILITY PROPERTY (includes $31,904 and $15,887
		property under construction)		653,314	631,901

	Less - accumulated depreciation and depletion		   254,261	   252,613
				   399,053	   379,288
				1,961,204	1,921,637

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		56,428	57,013
	Reclamation fund		42,295
	Other		    48,531	    46,966
				147,254	103,979

CURRENT ASSETS:
	Cash and temporary cash investments		20,634	15,541
	Accounts receivable		99,568	152,386
	Materials and supplies (principally at average cost)		40,380	42,194
	Prepayments and other assets		51,938	46,172
	Deferred income taxes		    15,828	    15,899
				228,348	272,192

DEFERRED CHARGES:
	Advanced coal royalties		20,262	20,175
	Regulatory assets related to income taxes		148,359	148,350
	Regulatory assets - other		68,269	68,637
	Other deferred charges		    55,465	    51,121
				   292,355	   288,283

				$ 2,629,161	$ 2,586,091

The accompanying notes are an integral part of these statements.



THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S

				September 30,	December 31,
					    1996     	    1995
					    Thousands of Dollars

CAPITALIZATION:
	Common shareholders' equity:
		Common stock (120,000,000 shares
			authorized; 54,632,075 and
			54,614,481 shares issued)		$   691,952	$   691,043
		Retained earnings and other shareholders' equity		286,893	285,000
		Unallocated stock held by trustee for retirement
			savings plan		   (28,930)	   (30,565)
				949,915	945,478

	Preferred stock		101,416	101,416
	Long-term debt		   628,866	   616,574
				1,680,197	1,663,468

CURRENT LIABILITIES:
	Short-term borrowing		119,828	96,348
	Long-term debt - portion due within one year		23,590	24,804
	Dividends payable		23,640	23,668
	Income taxes		9,024	9,937
	Other taxes		55,467	43,302
	Accounts payable		50,736	63,920
	Interest accrued		14,656	12,341
	Other current liabilities		    53,532	    63,488
				350,473	337,808

DEFERRED CREDITS:
	Deferred income taxes		325,906	320,736
	Investment tax credit		45,713	47,001
	Accrued mining reclamation costs		127,566	122,008
	Other deferred credits		    99,306	    95,070
				   598,491	   584,815

CONTINGENCIES AND COMMITMENTS (Note 1)

				$ 2,629,161	$ 2,586,091

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

					     Nine Months Ended
					       September 30,
					    1996   	    1995
					   Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$   72,830	$   58,053
	Noncash charges (credits) to net income:
		Depreciation and depletion		65,138	66,379
		Mining reclamation costs expensed		12,808	13,181
		Earnings from unconsolidated investments		(8,497)	(796)
		Deferred income taxes.		3,937	5,563
		Amortization of loss on long-term sales
			of power		(1,717)	(2,448)
		Other - net		20,444	16,921
	Changes in other assets and liabilities		(12,561)	8,538
	Accounts receivable		52,818	48,066
	Materials and supplies		1,814	281
	Accounts payable		(13,184)	873
	Payment of mining reclamation costs		    (7,250)	    (9,027)

		Net Cash Flows from Operating Activities		   186,580	   205,584

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(108,015)	(138,849)
	Sales of property		6,187	5,014
	Reclamation funding		(42,295)
	Additional investments		   (1,871)	   (6,292)

		Net Cash Flows from Investing Activities		  (145,994)	  (140,127)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Sales of common stock		813	17,314
	Issuance of long-term debt		18,812	30,880
	Retirement of long-term debt		(7,591)	(2,547)
	Short-term debt		23,481	 (45,633)
	Dividends on common and preferred stock		   (71,008)	   (70,037)

		Net Cash Flows from Financing Activities		   (35,493)	   (70,023)

			Change in Cash Flows		5,093	(4,566)
Cash and cash equivalents at beginning of period		    15,541	    21,564
Cash and cash equivalents at end of period		$   20,634	$   16,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Nine Months For:
		Income taxes		$   38,793	$   31,662
		Interest		34,670	32,180

The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying financial statements of the Company for the interim periods ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements. Therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

	Certain reclassifications have been made to the prior year amounts to make them comparable to the 1996 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


NOTE 1.  CONTINGENCIES AND COMMITMENTS:

	In 1990, pursuant to a Federal Energy Regulatory Commission (FERC) license obligation, the Company proposed a plan to protect fish, wildlife and habitat affected by the operation of the Kerr Project (Project), which would cost the Company $15,600,000 initially and, thereafter, $965,000 annually. The United States Department of Interior (Department) has proposed an alternative to the plan which the Company estimates would cost approximately $45,000,000 initially and, thereafter, $1,300,000 annually. An Environmental Impact Statement prepared by the FERC staff finds that the Department's alternative is preferable from an environmental perspective to the Company's plan, but would cost significantly more. In addition to requiring expenditures for environmental mitigation, the alternative proposed by the Department would also change the operation of the Project from a peaking to a baseload operation. Together, these factors may cause the operation of the Project to be uneconomic based on current energy price forecasts. In an attempt to reduce these costs and assure continued access to low cost power from the Project, the Company has offered an early transfer of the license to its joint-licensee, the Confederated Salish and Kootenai Tribes. The Company does not know when this matter will be resolved or what the resolution will be.

	In November 1992, the Company applied to FERC to relicense nine Madison and Missouri River hydroelectric projects, with generating capacity of 292 megawatts. The net present value of relicensing, including physical improvements and non-operational (environmental) mitigation, is estimated at $151,000,000. In addition, operational mitigation is expected to decrease project capability by 26 megawatts. The FERC staff is expected to issue a draft environmental impact statement in early 1997.

	The Company has brought an action against Puget Sound Power & Light Company (Puget) in the U.S. Court for the District of Montana seeking a determination that the Company is in compliance with an agreement to sell Puget 94 megawatts of power annually to the year 2010. This action arose out of an allegation by Puget that the Company had breached the agreement by failing to provide firm contractual rights to a transmission path for the power, thereby entitling Puget to terminate the agreement. Should it be determined that Puget is entitled to terminate the agreement, the Company would be obligated to reimburse Puget for approximately $40,000,000, excluding interest, as the termination amount calculated under the contract. In addition, the Company's future revenues would be reduced by the difference, if any, between sales at prices under the agreement, approximately $30,000,000 per year, and prices it might receive from alternative sales. Puget has also alleged that it is entitled to reimbursement for the excess of the cost of power purchased under the agreement after February 1995, over the cost which Puget alleges it would have paid for such power elsewhere. The Company may be required to write down assets related to the agreement by approximately $26,000,000, before taxes. The Company believes that Puget's intention is to reduce its purchase power costs, since the price of power under the agreement is in excess of current market rates. While confident of its position, the Company cannot be certain of the decision in this proceeding. Trial is scheduled to begin in Butte, Montana on February 24, 1997.

	Western Energy Company (Western) was a party in an arbitration initiated by the non-operating owners of the Colstrip Units 3 & 4 (i.e., Puget,
Washington Water Power Company, Portland General Electric Company and
PacifiCorp -- collectively, the "Buyers") to resolve a variety of disputes arising under the contracts with Western for the supply and transportation of coal for these Units. The arbitrator's decision on May 6, 1996, which was favorable to Western, did not materially affect Western Energy's financial position or results of operations.

	Continental Energy Services, Inc., a wholly owned subsidiary of the Company, is a general partner in a partnership (the Partnership) formed to construct and own a 248 megawatt power plant at Frederickson, Washington. The Partnership contracted to sell the output of this plant to the Bonneville Power Administration (BPA) over a 20-year period. In May of 1995, BPA informed the Partnership that it would not purchase the power. BPA alleged that its purposes for entering into the power purchase contract have been frustrated and, consequently, it is excused from performance. The Partnership halted construction of the plant and sued BPA, seeking damages, including lost future profits. This matter has been referred to binding arbitration by the United States Court of Federal Claims. The arbitration hearing is scheduled to begin in February 1997. This dispute will not have a materially adverse affect on the Company's consolidated financial position or its consolidated results of operation.

	The Company and its subsidiaries are party to various other legal claims, actions and complaints arising in the ordinary course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated financial position or its consolidated results of operations.


NOTE 2.  RATE MATTERS:

	Effective July 1, 1996, the Montana Public Service Commission (MPSC) approved a rate plan for the Electric Utility, affirming a settlement negotiated with the Montana Consumer Counsel and the Large Customer Group, which was designed to increase revenues 4.2 percent or $14,800,000 annually. This increase includes $5,800,000 which had previously been approved on an interim basis, effective March 1, 1996. The plan also includes revenue increases of 2.4 percent or approximately $8,800,000 on January 1, 1997 and
2.4 percent or approximately $9,000,000 on January 1, 1998. The MPSC's final order was based on an 11 percent return on common equity. Actual earnings in excess of 11.4 percent return on common equity will be shared on a 50 percent basis between ratepayers and shareholders. In the event that the Company's electric year-end return on equity falls below 10.2 percent and subject to Internal Revenue Service approval, additional amounts of Accumulated Deferred Investment Tax Credit (ADITC) will be flowed through to shareholders. The amount of ADITC to be flowed through, if any, will be limited to a cumulative amount of $7,000,000 for the years 1996 through 1998.

	The rate order also included the approval of a natural gas revenue increase which was designed to increase revenues 5.3 percent or $6,700,000 annually, effective July 1, 1996. This increase includes $3,100,000 which had been included in rates on an interim basis, effective March 1, 1996. The increase was based on an 11.25 percent equity return.

	On July 29, 1996, the Company filed a natural gas rate case requesting an increase in natural gas revenues of $4,800,000 or 3.8 percent annually to recover increased costs of service and to facilitate the Gas Utility's restructuring plan. The plan proposes a lower threshold in transportation eligibility, thereby increasing the number of customers eligible to choose their own suppliers. Within five years, all customers would have this choice. The plan requests the recovery of all Gas Utility investment. A hearing on the filing has been scheduled for February 18, 1997. The Company cannot predict when a decision will be rendered.

	The Company is preparing a similar electric restructuring plan, which is expected to be filed with the MPSC prior to year end 1996.


NOTE 3.  FINANCIAL INSTRUMENTS:

	To manage price risk, swap and collar agreements are used to hedge anticipated production and sales of oil and non-regulated natural gas. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and the market price of oil or natural gas when the hedged production is sold. Under collar agreements, the Company makes or receives monthly payments when the actual price of oil exceeds the ceiling or drops below the floor established in the agreement. At
September 30, 1996, the Company had swap agreements to hedge approximately 88,450 barrels of oil, 39 percent of its expected production through November 1996. In addition, the Company had swap agreements to hedge approximately
900 Mmcf of non-regulated natural gas, 22 percent of its delivery obligations under long-term natural gas sales contracts through February 1997. At September 30, 1996, the Company had no material gains or losses from financial instrument transactions.

	Continental Energy Services, Inc. has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and gas price fluctuations. The Company believes it will not experience any materially adverse impacts from the risks inherent in these instruments.




NOTE 4.  MANDATORILY  REDEEMABLE  PREFERRED SECURITIES OF MONTANA POWER
CAPITAL I:

	Montana Power Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities (Trust Securities). On November 6, 1996, the Trust publicly issued 2,600,000 8.45% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS), representing preferred beneficial interests in the assets held by the Trust, indirectly resulting in net proceeds to the Company of $ 62,600,000. Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45% of the liquidation preference value of $25 per security. The Company is the owner of all the common trust securities, which constitute 3 percent of the aggregate liquidation amount of all the Trust Securities. The sole asset of the Trust is $ 67,000,000 of Junior Subordinated Deferrable Interest Debentures, 8.45% Series due 2036 (Subordinated Debentures), issued by the Company, interest on which is deductible by the Company for income tax purposes. The Trust will use interest payments received on the Subordinated Debentures it holds to make the quarterly cash distributions on the QUIPS.

	The QUIPS are subject to mandatory redemption upon repayment of the Subordinated Debentures at maturity or redemption. The Company has the option at any time on or after November 6, 2001, to redeem the Subordinated Debentures, in whole or in part. The Company also has the option, upon the occurrence of certain events, (i) to redeem the Subordinated Debentures, in whole but not in part, which would result in the redemption of all the Trust Securities, or (ii) to terminate the Trust and cause the pro rata distribution of the Subordinated Debentures to the holders of the Trust Securities.

	In addition to the Company's obligations under the Subordinated Debentures, the Company has guaranteed, on a subordinated basis, payment of distributions on the Trust Securities, to the extent the Trust has funds available to pay such distributions, and has agreed to pay all of the expenses of the Trust (such additional obligations collectively, the Back-up Undertakings). Considered together with the Subordinated Debentures, the Back-up Undertakings constitute a full and unconditional guarantee by the Company of the Trust's obligations under the QUIPS.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	This discussion should be read in conjunction with the management's discussion included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS:

	The following discussion presents significant events or trends which have had an effect on the operations of the Company or which are expected to have an impact on operating results in the future. The information also contains forward-looking statements. Actual results and events may differ significantly from those discussed in the forward-looking statements.

Nine Months Ended September 30, 1996 and 1995:

Net Income Per Share of Common Stock:

	Consolidated net income for the nine months ended September 30, 1996 was $67,400,000, or $1.23 per share compared with $52,600,000, or 97 cents per share for the same period a year ago. Increased rates, 10% colder weather, continued customer growth and reduced power supply expenses contributed to an increase in Utility earnings. This increase was larger than the 13 cents per share positive impact recorded in 1995 for a coal contract arbitration decision. The 24 cents per share increase in Non-Utility earnings was due primarily to growth in earnings from independent power investments and the absence of losses at the Colorado mine and the coal arbitration decision recorded in 1995. The increase was partially offset by decreased coal sales at the Rosebud mine resulting from the expiration of a Midwestern coal contract and reduced generation at the Colstrip units. A more detailed discussion of the individual operations follows.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share:

			      Nine Months Ended
			        September 30,
			   1996   	   1995

	Utility Operations	$     0.68	$     0.66
	Non-Utility Operations	      0.55	      0.31

		Consolidated	$     1.23	$     0.97



UTILITY OPERATIONS

				     Nine Months Ended
				       September 30,
				   1996    	   1995
				   Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
	Revenues		$ 305,013	$ 296,402
	Intersegment revenues		    4,526	    4,437
				309,539	300,839

EXPENSES:
	Power supply		99,726	102,706
	Transmission and distribution		23,368	20,612
	Selling, general and administrative		32,005	31,204
	Taxes other than income taxes		34,878	34,807
	Depreciation and amortization		   35,814	   31,878
				  225,791	  221,207

	INCOME FROM ELECTRIC OPERATIONS		83,748	79,632

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply cost revenues)		70,413	61,694
	Gas supply cost revenues		15,469	15,306
	Intersegment revenues		      463	      658
				86,345	77,658

EXPENSES:
	Gas supply costs		15,469	15,306
	Other production, gathering and exploration		6,921	7,139
	Transmission and distribution		8,911	8,183
	Selling, general and administrative		12,494	13,035
	Taxes other than income taxes		11,379	10,898
	Depreciation, depletion and amortization		    8,995	    8,093
				   64,169	   62,654

	INCOME FROM GAS OPERATIONS		22,176	15,004

INTEREST EXPENSE AND OTHER INCOME:

	Interest		35,091	33,076
	Other (income) deductions - net		   (1,602)  	   (4,232)
				   33,489	   28,844

INCOME BEFORE INCOME TAXES		72,435	65,792

INCOME TAXES		   29,960	   24,806

UTILITY NET INCOME		$  42,475	$  40,986



UTILITY OPERATIONS:

	The Company earns most of its revenue in the first and fourth quarters of the year. Weather can significantly affect revenues and net income, and should be considered when analyzing trends. The Company's sales increase as a result of colder weather in the winter months. As measured by heating degree days, the 1996 temperature through September in the Company's service territory was nine percent colder than normal and 10 percent colder than the same period in 1995.

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


Electric Utility:

	Excluding the impact of the coal arbitration decision recorded during 1995, income from electric operations benefited from increased tariff rates, colder weather, continued customer growth and reduced power supply expenses.

Revenues:

	The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues and the related percentage changes in volumes sold and prices received:


	General business	- revenue	  $ 7
		- volume	   (3)%
		- price/kWh	    6%

	Other utilities	- revenue	  $ 2
		- volume	   21%
		- price/kWh	  (13)%


	Total operating revenues increased three percent or $8,700,000. Residential and commercial customer revenues were up $15,500,000 or 10 percent, primarily as a result of a six percent increase in volumes sold due to colder weather and two percent customer growth, along with increased tariff rates. See
Note 2 to the Consolidated Financial Statements for further discussion of rates. Partially offsetting the increase was a decrease of $9,000,000 in revenues from the industrial class principally due to a large retail customer closing operations in December 1995. The customer was served under an interruptible economic retention rate that was lower than the industrial tariff rate.

	Wholesale energy sales improved by approximately $2,000,000 or five percent over last year primarily due to increased volumes sold offset by lower regional energy prices. The increase was also offset by the expiration of two firm sales contracts; one in late 1995 and the other in early 1996.

Expenses:

	The following table shows the Company's sources of electricity and power supply expenses (operation, fuel for electric generation and maintenance) for the year-to-date September 30, 1996 and 1995.

	   1996   	   1995
                    Sources                    	          MWH

Hydroelectric		3,176,820	2,505,284
Steam			2,933,701	3,495,353
Purchases and other		1,854,389	1,766,996
	Total Power Supply		7,964,910	7,767,633

		  Thousands of Dollars

Hydroelectric		$  14,604	$  14,172
Steam			   33,477	   30,373
Purchases and other		   51,645	   58,161
	Total Power Supply Expenses		$  99,726	$ 102,706
	Cents Per Kilowatt-Hour		    1.252	    1.322


	Excluding the impact of the coal contract arbitration decision that reduced 1995 steam expenses $11,300,000, power supply expenses decreased $14,300,000. Better streamflow conditions caused increases in Utility and regional low-cost hydroelectric generation resulting in displacement of higher cost thermal generation. Purchase power costs declined due to the expiration of two higher-priced firm contracts. The decrease was partially offset by increased lower-cost purchases of non-firm power for resale. Improved productivity and shorter maintenance periods at the Colstrip units and a $3,600,000 credit from a party who delivers energy to the Company's customers also reduced power supply costs. Increased payments of $7,300,000 to independent power producers partially offset these decreases.

	Depreciation expense increased as a result of additional property in service and a change in the MPSC approved depreciation rate. See Liquidity and Capital Resources for further discussion.



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

Revenues:

	The following table shows the change from the previous year, in millions of dollars, in the full requirement customer classification of natural gas revenues and the related percentage changes in volumes sold and prices received:


	Full requirement customers	-revenue	  $ 8
		-volume	   12%
		-price/Mcf	    2%


	Natural gas revenues (other than gas supply cost revenues) increased as a result of increased volumes sold due to 10% colder weather, a 4.1 percent increase in residential and commercial customers and higher tariff rates. See
Note 2 to the Consolidated Financial Statements for further discussion of rates.

	Depreciation expense increased for the same reasons mentioned in the Electric Utility discussion.


Interest Expense and Other Income:

	The increase in interest expense is primarily the result of additional borrowings and a decrease in the amount capitalized on construction projects. The decrease in other income resulted principally from the non-recurring receipt of approximately $2,000,000 in interest income in 1995 under the coal contract arbitration decision and a decrease in the amount capitalized on construction projects.


Income Taxes:

	Income taxes increased due to higher before tax net income and a higher effective income tax rate due to regulatory accounting related to deferred income taxes on depreciation.


NON-UTILITY OPERATIONS
				     Nine Months Ended
				       September 30,
				    1996   	    1995
				   Thousands of Dollars
COAL:

REVENUES:
  Revenues		$  113,650	$  157,211
  Intersegment revenues		   21,949	   15,015
	135,599	172,226
EXPENSES:
  Operations and maintenance		82,683	120,315
  Selling, general and administrative		16,166	21,307
  Taxes other than income taxes		14,295	20,210
  Depreciation, depletion and amortization		    3,914	    9,319
	  117,058	  171,151

  INCOME FROM COAL OPERATIONS		18,541	1,075

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		87,153	72,841
  Intersegment revenues		      192	      333
	87,345	73,174
EXPENSES:
  Operations and maintenance		53,372	43,142
  Selling, general and administrative		7,479	6,811
  Taxes other than income taxes		2,374	1,986
  Depreciation, depletion and amortization		   12,826	   13,610
	   76,051	   65,549

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		11,294	7,625

INDEPENDENT POWER:

REVENUES:
  Revenues		56,773	59,481
  Earnings from unconsolidated investments		8,991	1,079
  Intersegment revenues		      734	      709
	66,498	61,269

EXPENSES:
  Operations and maintenance		47,861	50,556
  Selling, general and administrative		3,805	2,465
  Taxes other than income taxes		1,362	1,494
  Depreciation, depletion and amortization		    2,409	    2,218
	   55,437	   56,733

  INCOME FROM INDEPENDENT POWER OPERATIONS		$   11,061	$    4,53


NON-UTILITY OPERATIONS (continued)
				     Nine Months Ended
				       September 30,
				    1996   	    1995
				   Thousands of Dollars

TELECOMMUNICATIONS:

REVENUES:
  Revenues		$  19,169	$  16,694
  Intersegment revenues		     296	     246
	19,465	16,940

EXPENSES:
  Operations and maintenance		12,969	11,414
  Selling, general and administrative		4,012	3,424
  Taxes other than income taxes		272	245
  Depreciation, depletion and amortization		     673	     585
	  17,926	  15,668

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		1,539	1,272

OTHER NON-UTILITY:

REVENUES:
  Revenues		931	1,926
  Intersegment revenues		     578	     502
	1,509	2,428
EXPENSES:
  Operations and maintenance		869	1,193
  Selling, general and administrative		1,553	187
  Depreciation, depletion and amortization		     507	     676
	   2,929	   2,056

  INCOME (LOSS) FROM OTHER NON-UTILITY		(1,420)  	372

INTEREST EXPENSE AND OTHER INCOME:
  Interest		3,508	 3,779
  Other (income) deductions - net		   (4,704)	   (6,567)
	   (1,196)	   (2,788)

INCOME BEFORE INCOME TAXES		42,211	  17,668

INCOME TAXES		   11,856	     601

NON-UTILITY NET INCOME		$  30,355	$  17,067




NON-UTILITY OPERATIONS:

Coal:

	Income from coal operations for the nine months ended increased as a result of the non-recurring charges recorded during 1995 for the Colstrip 1 & 2 arbitration decision and the operating losses incurred at Golden Eagle Mine in Colorado. Accruals for the permanent closure and write down to net salvage value of the Golden Eagle Mine were recorded effective October 1995. The increase was partially offset by lower sales to Colstrip Units 3 & 4, the expiration of a Midwestern contract and decreased miscellaneous coal sales.

Revenues:

	Excluding a non-recurring charge of approximately $20,700,000 recorded in 1995, as a result of the Colstrip Units 1 & 2 arbitration decision, revenues, including intersegment revenues, decreased by $57,300,000. Rosebud Mine revenues from Colstrip Units 3 & 4 decreased $13,600,000 due to a 39 percent decline in volumes sold as a result of these Units being taken off line during the period due to the availability of low-cost hydroelectric generation in the region. The Company expects that these Units will be operated at or near full load for the remainder of 1996. Rosebud Mine revenues also decreased
$13,600,000 due to the expiration of a Midwestern contract at the end of 1995 and approximately $10,800,000 due primarily to decreased short-term coal sales, lower transportation fees and the switching of fuel supplier by the Corette Plant for early compliance with air quality standards. The closure of the Golden Eagle Mine also resulted in a $16,300,000 decrease in revenues. Although volumes increased 4 percent, Jewett Mine revenues decreased
$2,700,000 principally as a result of a reduction in reimbursable mining expenses and the mix of tons of lignite mined from Northwestern Resources' leases and the customer's leases.

Expenses:

	The closure of the Golden Eagle Mine resulted in a $22,900,000 decrease in operation and maintenance, a $4,200,000 decrease in selling, general and administrative, a $2,200,000 decrease in taxes other than income taxes and a $2,400,000 decrease in depreciation and depletion. Despite a reduction in 1995 royalty expense and production taxes of approximately $7,000,000 resulting from the arbitration decision, the decrease in volumes sold in 1996 at the Rosebud Mine reduced operation and maintenance expenses by $13,200,000, taxes other than income taxes by $2,800,000 and depreciation and depletion by $2,300,000. Operation and maintenance expense at the Jewett Mine decreased $1,700,000 due to reduced surface damage settlements and reduced royalties resulting from the mix of tons mined. Expenses also decreased $2,400,000 primarily due to a reduction in taxes other than income taxes resulting from an audit of Texas sales taxes, decreased leasehold abandonments and lower selling, general and administrative expenses.




Oil and Natural Gas:

	Income from oil and natural gas operations improved principally as a result of increased volumes of natural gas sold and higher prices.

Revenues:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$   1
		-volume	   (6)%
		-price/bbl	   10%

	Natural gas	-revenue	$  13
		-volume	   13%
		-price/Mcf	    9%


	Natural gas revenues for the nine months ended increased $13,200,000 due to higher volumes sold in Canada resulting from intensified marketing efforts and higher prices on gas sold in the U.S. The price increase in the U.S. resulted primarily from an increase in prices on spot market sales as well as a scheduled escalation in the price of gas sold under long-term co-generation supply contracts. Higher oil prices in both the U.S. and Canada more than offset the decrease in oil revenues resulting from a natural decline in production from Canadian wells and the conversion of six U.S. oil wells to waterflood injection wells. Production from a waterflood project is expected to increase during the fourth quarter 1996.

Expenses:

	Operating expenses increased primarily due to higher prices paid for the gas in the U.S. and the increase in natural gas volumes purchased for resale.


Independent Power:

	Net income from independent power operations increased primarily from continued growth in earnings from investments in operating projects and the absence of a non-recurring loss due to the withdrawal from a power investment in the second quarter 1995. Also contributing to the improvement is a decrease in operation and maintenance expense at the Colstrip Unit.

Revenues:

	Revenues improved $7,900,000 primarily due to a $6,000,000 increase from continued growth in earnings from investments in operating projects and a $1,900,000 non-recurring loss recognized during second quarter 1995 as the result of a withdrawal from a power investment. The increase was partially offset by a decrease of $1,900,000 due to reduced volumes sold under long term power sales agreements. In addition, 1995 revenues included $800,000 received under a transmission agreement which is absent from the 1996 revenues.


Expenses:

	Operation and maintenance expense decreased $2,700,000, primarily due to reductions of $2,100,000 in fuel expense and $600,000 in other plant operating expenses. The decreases reflecting the displacement of higher-cost thermal generation with lower-cost hydroelectric generation and lower transmission expense, were partially offset by increases in power project development expense and selling, general and administrative expense.


Telecommunications:

	Earnings from telecommunications operations improved primarily as a result of increased long-distance usage resulting from marketing efforts and expansion into new service territories.




Quarter Ended September 30, 1996 and 1995:

Net Income Per Share of Common Stock:

	Net income for the quarter ended September 30, 1996 was 30 cents per share compared with 26 cents per share for the third quarter 1995. Non-Utility earnings increased primarily due to the October 1995 closure of the Golden Eagle coal mine in Colorado and the improved financial performance at the Jewett Mine. The increase was partially offset by decreased coal sales at the Rosebud Mine resulting from the expiration of a Midwestern coal contract and reduced generation at the Colstrip units. Non-Utility earnings also benefited from continued growth from existing independent power investments. A more detailed discussion of the individual operations follows.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share:

			        Quarter Ended
			        September 30,
			   1996   	   1995

	Utility Operations	$     0.07	$     0.08
	Non-Utility Operations	      0.23	      0.18

		Consolidated	$     0.30	$     0.26



UTILITY OPERATIONS

				       Quarter Ended
				      September 30,
				   1996    	   1995
				   Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
	Revenues		$  99,716	$  94,593
	Intersegment revenues		   1,011	   1,209
				100,727	95,802

EXPENSES:
	Power supply		32,981	34,549
	Transmission and distribution		8,347	7,478
	Selling, general and administrative		9,950	9,822
	Taxes other than income taxes		11,459	11,532
	Depreciation and amortization		  12,719	  10,627
				  75,456	  74,008

	INCOME FROM ELECTRIC OPERATIONS		25,271	21,794

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply cost revenues)		13,212	12,408
	Gas supply cost revenues		1,489	1,920
	Intersegment revenues		     105	     118
				14,806	14,446

EXPENSES:
	Gas supply costs		1,489	1,920
	Other production, gathering and exploration		2,230	1,949
	Transmission and distribution		3,004	2,673
	Selling, general and administrative		3,812	4,162
	Taxes other than income taxes		3,658	3,626
	Depreciation, depletion and amortization		   3,135	   2,692
				  17,328	  17,022

	INCOME (LOSS) FROM GAS OPERATIONS		  (2,522)	(2,576)

INTEREST EXPENSE AND OTHER INCOME:

	Interest		12,040	11,178
	Other (income) deductions - net		    (141)	  (1,455)
				  11,899	   9,723

INCOME BEFORE INCOME TAXES		10,850	9,495

INCOME TAXES		   5,206	   3,244

UTILITY NET INCOME		$   5,644	$   6,251



UTILITY OPERATIONS:

Electric Utility:

	Income from electric operations increased primarily due to increased operating revenues from residential, commercial and wholesale market classes and reduced power supply expenses.

Revenues:

	The following table shows the change from the previous year, in millions of dollars, in the various classifications of electric revenues and the related percentage changes in volumes sold and prices received:


	General business	- revenue	  $ 3
		- volume	   (2)%
		- price/kWh	    6%

	Other utilities	- revenue	  $ 2
		- volume	   38%
		- price/kWh	  (16)%


	Customer growth, increased tariff rates and air conditioning loads for residential and commercial customers had a positive effect on revenue of approximately $5,700,000 during the period. Industrial revenues decreased $2,800,000, however, as the result of a large retail customer closing operations in December 1995, as mentioned previously in the nine months ended discussion.

	Sales to other utilities increased for the reasons mentioned in the nine months ended discussion.

Expenses:

	The following table shows the Company's sources of electricity and power supply expenses (operation, fuel for electric generation and maintenance) for the quarter ended September 30, 1996 and 1995.

	   1996   	   1995
Sources	          MWH

Hydroelectric		932,622	 884,600
Steam			1,229,635	1,296,196
Purchases and other		  530,638	  406,288
	Total Power Supply		2,692,895	2,587,084

		  Thousands of Dollars

Hydroelectric		$   5,060	$   4,907
Steam			12,556	   12,968
Purchases and other		   15,365	   16,674
	Total Power Supply Expenses		$  32,981	$  34,549
	Cents Per Kilowatt-Hour		    1.225	    1.335


	Excluding a $1,200,000 credit received in the third quarter from the 1995 coal contract arbitration decision and $1,300,000 in related legal fees, total power supply expenses decreased $1,400,000. Higher-priced steam generation was displaced with low-cost wholesale hydroelectric power. Purchase power costs declined due to the expiration of two higher-priced firm contracts. The decrease was partially offset by increased lower-cost purchases of non-firm power for resale and a $2,000,000 increase in payments to independent power producers.

	Depreciation expense for the period increased for the same reason mentioned in the nine months ended discussion.


Natural Gas Utility:

	Income from natural gas operations remained unchanged for the period. Despite increased rates and customer growth, volumes sold during the summer months are relatively small and, therefore, do not have a significant impact on income.


Interest Expense and Other Income, and Income Taxes:

	The increases in interest expense and income taxes and the decrease in other income are for the same reasons mentioned in the nine months ended discussion.


NON-UTILITY OPERATIONS
					       Quarter Ended
					      September 30,
					   1996    	   1995
					   Thousands of Dollars
COAL:

REVENUES:
  Revenues		$  43,941	$  55,095
  Intersegment revenues		    8,916	    8,501
	52,857	63,596
EXPENSES:
  Operations and maintenance		29,853	40,599
  Selling, general and administrative		5,611	6,743
  Taxes other than income taxes		5,453	8,157
  Depreciation, depletion and amortization		    1,693	    3,072
	   42,610	   58,571

  INCOME FROM COAL OPERATIONS		10,247	     5,025

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		28,684	25,363
  Intersegment revenues		       26	      162
	  28,710	25,525
EXPENSES:
  Operations and maintenance		17,921	15,419
  Selling, general and administrative		2,547	2,261
  Taxes other than income taxes		616	672
  Depreciation, depletion and amortization		    4,238	    4,378
	   25,322	   22,730

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		3,388	2,795

INDEPENDENT POWER:

REVENUES:
  Revenues		18,773	20,170
  Earnings (loss) from unconsolidated investments		3,132	1,354
  Intersegment revenues		      313	      93
	22,218	21,617

EXPENSES:
  Operations and maintenance		16,375	17,332
  Selling, general and administrative		1,939	1,093
  Taxes other than income taxes		480	511
  Depreciation, depletion and amortization		      841	      740
	   19,635	   19,676

  INCOME FROM INDEPENDENT POWER OPERATIONS		$   2,583	$     1,941


NON-UTILITY OPERATIONS (continued)
					       Quarter Ended
					      September 30,
					   1996    	   1995
					   Thousands of Dollars
TELECOMMUNICATIONS:

REVENUES:
  Revenues		$   6,505	$   5,954
  Intersegment revenues		      119	      77
	6,624	6,031

EXPENSES:
  Operations and maintenance		4,470	4,117
  Selling, general and administrative		1,289	1,148
  Taxes other than income taxes		80	82
  Depreciation, depletion and amortization		      238	      208
	    6,077	    5,555

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		547	476

OTHER NON-UTILITY:

REVENUES:
  Revenues		348	344
  Intersegment revenues		      169	      142
	517	486
EXPENSES:
  Operations and maintenance		314	248
  Selling, general and administrative		253	87
  Depreciation, depletion and amortization		      168	      238
	      735	      573

  INCOME (LOSS) FROM OTHER NON-UTILITY		(218)	(87)

INTEREST EXPENSE AND OTHER INCOME:
  Interest		1,528	 1,044
  Other (income) deductions - net		   (2,361)  	   (3,376)
	     (833)  	   (2,332)

INCOME BEFORE INCOME TAXES		17,380	12,482

INCOME TAXES		    4,795	    2,581

NON-UTILITY NET INCOME		$   12,585	$   9,901



NON-UTILITY OPERATIONS:

Coal:

	Income from coal operations for the quarter increased as a result of an additional adjustment associated with the arbitration decision recorded in the 1995 period and the operating losses incurred at Golden Eagle Mine. The increase was moderated primarily by the expiration of a Midwestern contract and decreased miscellaneous coal sales.

Revenues:

	Revenues for the quarter, including intersegment revenues, decreased by $12,500,000, excluding the additional charge of approximately $1,800,000 resulting from the 1995 arbitration decision. The closure of the Golden Eagle Mine also resulted in a $5,500,000 decrease in revenues. Revenues from the Rosebud Mine decreased $3,700,000 due to the expiration of a Midwestern contract. Rosebud Mine revenues also decreased $3,800,000 primarily to decreased volumes of short-term coal sales, lower sales to Colstrip Units 3 &
4 due to unscheduled plant maintenance and the switching of fuel supplier by the Corette Plant. Jewett Mine revenues increased $500,000 principally due to an increase in tons sold.

Expenses:

	The decrease in volumes sold at the Rosebud Mine and the closure of the Golden Eagle Mine reduced operating expenses by $4,900,000 and $9,300,000, respectively. Expenses also decreased $1,800,000 primarily due to reduced royalties resulting from the mix of tons of lignite mined from Northwestern Resources' leases and the customer's leases at the Jewett Mine.


Oil and Natural Gas:

	Income from the oil and natural gas operations improved primarily due to increased natural gas sales in Canada and increased oil production in the U.S.

Revenues:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$   1
		-volume	   18%
		-price/bbl	    3%

	Natural gas	-revenue	$   2
		-volume	    8%
		-price/Mcf	    1%




	The increase in natural gas revenues resulted primarily from higher prices on sales in the U.S. and increased volumes of gas sold in Canada as mentioned in the nine months ended discussion. The increase in oil revenues results primarily from increased production from the acquisition of an additional interest in production properties.

Expenses:

	Operating expenses increased for the reasons mentioned in the nine months ended discussion.


Independent Power:

	Net income from independent power operations for the third quarter increased primarily due to the reasons mentioned in the nine months ended discussion.

Revenues:

	Revenues from independent power operations increased $1,800,000 primarily from earnings from investments in operating projects. This increase was partially offset by $1,200,000 lower revenues from long-term power sales agreements.

Expenses:

	The decline in operation and maintenance expense resulting primarily from decreased transmission expenses was offset by an increase in selling, general and administrative expense due primarily to higher legal costs and a reduction in 1995 expense resulting from insurance proceeds.


LIQUIDITY AND CAPITAL RESOURCES:

	The Company's wholly owned subsidiary, Touch America, Inc., is investing $62,000,000 to expand its fiber optic network. Of this amount, $11,000,000 was invested in previous years, $30,000,000 will be invested in 1996, and the remainder will be invested in 1997 and 1998. These amounts reflect increases of $15,000,000 for 1996, $7,000,000 for 1997 and $4,000,000 for 1998 over amounts previously reported for Entech's capital budget projections (See Item
7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995). The expansion will allow access to markets extending from Seattle, Washington to St. Paul, Minnesota and from Denver, Colorado to the Canadian Border, increasing the population of the Company's market area from one to twelve million people. The expanded network will provide partial service by the end of 1996 with full service expected by mid-1997. Since the return on this investment is dependent upon such future uncertainties as demand for service, competition and technological change, it cannot be accurately estimated. However, the Company anticipates that, because of existing long-term commitments for capacity on the expanded network, its long-term return on this investment will exceed the 11 percent allowed on the Company's regulated electric business.

	The Company submitted its latest depreciation study as part of its rate request filed with the MPSC on September 21, 1995. The MPSC approved and included in rates the settlement of the depreciation study, effective July 1, 1996. The provision for utility depreciation will changed from approximately
2.7 percent of the depreciable utility plant to approximately 3.0 percent, resulting in an increase in annual depreciation expense of approximately $5,900,000.

	During the third quarter of 1996, the Company borrowed $25,000,000 against its Non-Utility Revolving Credit Agreement to fund the external mine reclamation fund required by the coal contract arbitration decision.

	In early November 1996, the Company sold to the public, through a subsidiary trust, Montana Power Capital I, $65,000,000 of 8.45% Cumulative Quarterly Income Preferred Securities, Series A maturing on December 31, 2036. The proceeds from the sale were used to purchase from the Company a like amount of its Subordinated Debentures. Approximately $31,000,000 of the proceeds from the purchase will be used to redeem in December all 1,200,000 outstanding shares of the Company's Preferred Stock, $2.15 Series, at $25.25 per share, plus accumulated dividends. The balance of the proceeds will be used for general corporate purposes including the repurchase and retirement of 139,200 shares of the $6.875 Series Preferred Stock.


SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended September 30, 1996, the Company's ratio of earnings to fixed charges was 2.29 times. Excluding the effects of the implementation of Statement of Financial Accounting Standards No. 121 and the writedown of a coal mining investment, effective October 1, 1995, the ratio of earnings to fixed charges would have been 3.16 times. Fixed charges include interest, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.


UTILITY INDUSTRY CHANGES:

	FERC issued its final open access rules, Order 888, on April 24, 1996. Highlights of the final rules are:

1. Require public utilities to file a single open access tariff that offers specific transmission services.
2. Permit transmitting utilities to seek to recover legitimate, prudent, stranded investments that were incurred with a reasonable expectation that the utility would continue to serve a particular customer.
3. Require public utilities to implement a transmission information system. Utilities must obtain information about their transmission the same way competitors do -- through the information system.
4. Do not require divestiture of assets but require utilities to separate their transmission and generation functions from each other.
5. Do not require utilities to create an independent system transmission operator (ISO) but establish principles concerning how an ISO should be constructed.
	The Company has taken the necessary steps to comply with all aspects of the final ruling.
	The Company has joined eight other Pacific Northwest electric utilities in a memorandum of understanding to create an independent grid operator called `IndeGo' for the utilities' high-voltage transmission lines. The grid operator would be independent of the utilities, as required by the FERC.


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


Basin Electric Power Cooperative Agreement Dispute

	In 1994, the Company entered into an agreement to purchase 98 megawatts of seasonal capacity from Basin Electric Power Cooperative (Basin), delivery of which was to begin in November 1996. On October 31, 1996, the Company notified Basin of the Company's rescission of the agreement as a consequence of Basin's refusal to provide electricity at the delivery points the Company had requested under the terms of the agreement. On November 5, 1996, Basin sued the Company in the Federal District Court for the Southwestern District of North Dakota. Basin seeks specific performance, a stay of the litigation and an order compelling the Company to arbitrate the dispute. While confident of its position, the Company cannot be certain of the decision in this proceeding. This dispute is not expected to have a materially adverse affect on the Company's financial position or results of operations.


ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

		Exhibit 3(b)(1)	Amendments to By-laws

		Exhibit 12	Computation of ratio of earnings to fixed
charges for the twelve months ended
September 30, 1996.

		Exhibit 27	Financial Data Schedule



Exhibits and Reports on Form 8-K (continued)

	(b)	Reports on Form 8-K

		       DATE         	                  SUBJECT

		July 24, 1996	Item 5.  Other Events.  Discussion of
Second Quarter Net Income.

			Item 7.  Exhibits. Consolidated Statements
of Income for the Quarters Ended June 30,
1996 and 1995, for the Six Months Ended
June 30, 1996 and 1995 and for the Twelve
Months Ended June 30, 1996 and 1995,
Utility Operations Schedule of Revenues
and Expenses for the Quarters Ended June
30, 1996 and 1995, for the Six Months
Ended June 30, 1996 and 1995 and for the
Twelve Months Ended June 30, 1996 and 1995 and Non-Utility Operations Schedule of
Revenues and Expenses for the Quarters
Ended June 30, 1996 and 1995, for the Six
Months Ended June 30, 1996 and 1995 and
for the Twelve Months Ended June 30, 1996 and 1995.


	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	     THE MONTANA POWER COMPANY
	           (Registrant)

	/s/ J. P. Pederson
	J. P. Pederson
	Vice President and Chief Financial
	  and Information Officer

Date:  November 14, 1996





EXHIBIT INDEX

Exhibit 3(b)(1)
Amendments to By-laws

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended September 30, 1996

Exhibit 27
Financial Data Schedule











-20-

-32-