Form 10-Q
period 1997-03-31
MONTANA POWER CO /MT/
filed 1997-05-16
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

	On May 5, 1997, the Company had 54,624,636 shares of common stock outstanding.

	PART I
	FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME


					  For Three Months Ended
					  March 31, 	  March 31,
					    1997   	    1996
					   Thousands of Dollars
REVENUES		$ 281,052	$ 264,405

EXPENSES:
	Operations		104,342	105,031
	Maintenance		17,964	16,093
	Selling, general and administrative		27,123	24,484
	Taxes other than income taxes		25,298	22,680
	Depreciation, depletion and amortization		   22,956	   20,755
				  197,683	  189,043

INCOME FROM OPERATIONS		83,369	75,362

INTEREST EXPENSE AND OTHER INCOME:
	Interest		12,563	11,986
	Other (income) deductions-net		   (4,817)	    (741)
				7,746	11,245

INCOME TAXES		   28,045	   23,802

NET INCOME		47,578	40,315

DIVIDENDS ON PREFERRED STOCK		    923	    1,807

DISTRIBUTIONS ON COMPANY OBLIGATED MANDATORILY REDEEMABLE
	PREFERRED SECURITIES OF SUBSIDIARY TRUST		    1,373	        0

NET INCOME AVAILABLE FOR COMMON STOCK		$  45,282	$  38,508

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)		54,634	   54,639

NET INCOME PER SHARE OF COMMON STOCK		$    0.83	$    0.70

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET



	A S S E T S

				  March 31, 	December 31,
					    1997    	    1996
					    Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
		UTILITY PLANT (includes $55,653 and $52,125
			plant under construction)
			Electric		$ 1,774,194	$ 1,764,702
			Natural gas		    517,410	    516,693
					2,291,604	2,281,395
		Less - accumulated depreciation and depletion		    721,341	    705,119
				1,570,263	1,576,276
	NONUTILITY PROPERTY (includes $47,721 and $39,252
		property under construction)	658,593	666,679
	Less - accumulated depreciation and depletion		    247,319	    256,489
				    411,274	    410,190
				1,981,537	1,986,466

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		52,608	53,035
	Reclamation fund		44,893	43,001
	Other		     40,526	     39,531
				138,027	135,567

CURRENT ASSETS:
	Cash and temporary cash investments		25,604	32,404
	Accounts receivable		121,915	142,347
	Materials and supplies (principally at average cost)		39,913	39,322
	Prepayments and other assets		50,597	46,408
	Deferred income taxes		     11,133	     11,095
				249,162	271,576

DEFERRED CHARGES:
	Advanced coal royalties		19,662	19,298
	Regulatory assets related to income taxes		149,161	149,150
	Regulatory assets - other		65,849	66,688
	Other deferred charges		     71,187	     69,470
				    305,859	    304,606


				$ 2,674,585	$ 2,698,215

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

L I A B I L I T I E S


				  March 31, 	December 31,
					    1997    	    1996
					    Thousands of Dollars
CAPITALIZATION:
		Common shareholders' equity:
			Common stock (120,000,000 shares
				authorized; 54,634,994 and
				54,630,994 shares issued)		$   691,924	$   691,853
			Retained earnings and other shareholders' equity		330,456	307,804
			Unallocated stock held by trustee for retirement
				savings plan		   (27,777)	   (28,360)
					994,603	    971,297

		Preferred stock		57,654	57,654
		Company obligated mandatorily redeemable preferred
			securities of subsidiary trust, which holds solely,
			company junior subordinated debentures		65,000	65,000
	Long-term debt		    617,670	    633,339
				1,734,927	1,727,290

CURRENT LIABILITIES:
	Short-term borrowing		45,262	104,702
	Long-term debt - portion due within one year		40,384	69,268
	Dividends payable		22,617	22,707
	Income taxes		36,391	11,083
	Other taxes		59,565	41,667
	Accounts payable		56,290	62,218
	Interest accrued		14,894	11,909
	Accrued lease payments		7,920
	Other current liabilities		     43,047	     41,155
				326,370	364,709

DEFERRED CREDITS:
	Deferred income taxes		338,439	332,861
	Investment tax credit		44,049	44,467
	Accrued mining reclamation costs		132,170	129,878
	Other deferred credits		     98,630	     99,010
				    613,288	    606,216

CONTINGENCIES AND COMMITMENTS (Note 1)
				$ 2,674,585	$ 2,698,215

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

					  For Three Months Ended
					  March 31, 	  March 31,
					    1997   	    1996
					   Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$   47,578	$   40,315
	Adjustments to reconcile net income to net cash
		provided by operating activities:
		Depreciation, depletion and amortization		22,956	20,755
		Deferred income taxes		5,152	1,933
		Noncash earnings form unconsolidated
			independent power investments.		(2,860)	(2,429)
		Reclamation expensed and paid - net		2,292	1,169
		Other noncash charges to net income - net		2,563	4,850
		Changes in other assets and liabilities:
			Accounts receivable		20,432	20,839
			Materials and supplies		(591)	107
			Accounts payable		(5,928)	(10,594)
			Accrued lease payments		7,920	(7,920)
			Other - net		    37,802	    34,422

		Net cash provided by operating activities		   137,316	   103,447

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(28,391)	(21,940)
	Reclamation funding		(1,892)
	Sales of property		15,442	(126)
	Additional investments		     (898)	     (711)

		Net cash used by investing activities		  (15,739)	  (22,777)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid		(22,775)	(23,689)
	Distributions on mandatorily redeemable preferred
		securities of subsidiary trust		(1,373)
	Sales of common stock		61	832
	Issuance of long-term debt		(170)
	Retirement of long-term debt		(44,615)	 (10,805)
	Issuance of mandatorily redeemable preferred
		securities of subsidiary trust		(65)
	Net change in short-term borrowing		  (59,440)	  (46,536)

		Net cash used by financing activities		 (128,377)	  (80,198)

CHANGE IN CASH FLOWS		(6,800)	472
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		    32,404	    15,541
CASH AND CASH EQUIVALENTS, END OF PERIOD		$   25,604	$   16,013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Three Months For:
		Income taxes		$    1,114	$    1,117
		Interest		9,597	10,547

The accompanying notes are an integral part of these statements.</TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying financial statements of the Company for the interim periods ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

	Certain reclassifications have been made to the prior year amounts to make them comparable to the 1997 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 1 -- CONTINGENCIES AND COMMITMENTS:

	In 1990, pursuant to a Federal Energy Regulatory Commission (FERC) license obligation, the Company proposed a plan to protect fish, wildlife and habitat affected by the operation of the 180 megawatt Kerr Project (Project), which would cost the Company $15,600,000 initially and, thereafter, $965,000 annually. Management's estimate of the initial cost has been capitalized to plant. The United States Department of Interior (Department) has proposed an alternative to the plan, which the Company estimates would cost approximately
$35,000,000 initially and, thereafter, $1,300,000 annually.  An Environmental
Impact Statement prepared by the FERC staff concludes that the Department's alternative is preferable, from an environmental perspective, to the Company's plan. In addition to requiring expenditures for environmental mitigation which are not included in the Company's plan, the alternative proposed by the Department would change the operation of the Project from a peaking to a baseload operation. This matter is pending FERC's decision, which is expected in 1997. The Company cannot predict what FERC's decision might be.

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

	In 1994, the Company entered an agreement to purchase 98 megawatts of capacity during the winter months from Basin Electric Power Cooperative
(Basin), delivery of which was to begin in November 1996. The purchase obligation under the agreement was from November 1, 1996 to April 30, 2010.
Under the terms of the agreement, the Company would have purchased seasonal power between November and April of each year at a cost estimated to be approximately $11,200,000 in 1997 and escalating annually, pursuant to the contract. On October 31, 1996, the Company notified Basin of the Company's rescission of the agreement as a consequence of Basin's refusal to provide electricity at the delivery points the Company had requested under the terms of the agreement without imposing unacceptable precedent conditions. On
November 5, 1996, Basin sued the Company in the Federal District Court for the
Southwestern District of North Dakota seeking specific performance, a stay of the litigation and an order compelling the Company to arbitrate the dispute.
On March 20, 1997, the court ordered that all claims and counterclaims, except counterclaims against Basin regarding antitrust and wrongful interference with business or trade, be sent immediately to arbitration. All litigation is stayed pending further order of the court. While it is continuing to prepare for arbitration, the Company is discussing with Basin potential settlement of the matter. As of March 31, 1997, the Company did not accrue $6,300,000 that would have been payable under the rescinded agreement. The outcome cannot be predicted at this time.

	Western Energy Company (Western), a subsidiary of the Company, is a party in a dispute concerning the Coal Supply Agreement for Colstrip Units 3 and 4 with the non-operating owners (NOOs), other than Puget Sound Energy, Inc. (Puget). Puget withdrew from this dispute as part of a settlement concerning a power sales agreement between Puget and the Company. During the spring of 1996, the Consumer Price Index (CPI) doubled when compared to the CPI level at the time that the Coal Supply Agreement was executed. Under the terms of the Coal Supply Agreement, this change in the CPI allows any party to seek a modification of the coal price if that party can demonstrate that an "unusual condition" has occurred causing a "gross inequity." These NOOs are asserting that a number of "unusual conditions" have occurred, including (i) the deregulation of various aspects of the electric utility industry, (ii) increased scrutiny of electric utilities by their public utility commissions, and (iii) changes in economic conditions not anticipated at the time of execution of the Coal Supply Agreement. These NOOs claim these "unusual conditions" have created a "gross inequity" that must be remedied by a reduction in the coal price. Western disputes that any "unusual condition" or "gross inequity" has occurred. Western, the Company and these NOOs are considering whether this dispute may be resolved as part of a proposed effort to restructure the relationship of the NOOs, including Puget, the Company and Western at the Colstrip Project. The outcome of this dispute or the restructuring proposal cannot be predicted at this time.

	Houston Lighting & Power (HL&P), the purchaser of lignite produced by Northwestern Resources Co. (Northwestern), a Company subsidiary, has filed litigation in the District Court of the 157th Judicial District, Harris
County, Texas, seeking, among other remedies, a declaratory judgment that changed conditions require a renegotiation of management and dedication fees paid to Northwestern under the terms of the Lignite Sales Agreement (LSA) between it and Northwestern. The LSA governs the delivery of approximately
8,000,000 tons of lignite per year and is effective until July 29, 2015. Under the terms of the LSA, Northwestern realizes approximately $25,000,000 per year from these fees. HL&P alleges Northwestern failed to renegotiate these fees in good faith as HL&P alleges the agreement requires. As its remedy, HL&P seeks to terminate the LSA or, alternatively, asks the court to declare reasonable fees. HL&P is seeking an approximate 60% reduction in these fees and alleges that the reduction should be retroactive to September 1, 1995.
Additionally, HL&P is seeking a declaration that it may substitute other fuels for lignite without violating the LSA. If HL&P does not have this right, it further seeks a declaration that the absence of this right constitutes a gross inequity, which entitles HL&P to have the court reform the LSA to provide the right to substitute fuels. Finally, HL&P alleges that the parties were mutually mistaken regarding the quantity and the quality of lignite dedicated to the LSA and, consequently, the original bargain has been so altered that either no agreement was made or the agreement should be reformed.

	Northwestern disputes HL&P's claims and does not believe the Texas district court has jurisdiction to make the declarations HL&P is seeking.
Trial is expected to begin in September 1997. The outcome of this litigation cannot be predicted at this time.

	The Company and its subsidiaries are party to various other legal claims, actions and complaints arising in the ordinary course of business.
Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated financial position or its consolidated results of operations.

On February 28, 1997, the Company, through a Nonutility oil and natural gas subsidiary, North American Resources Company (NARCO), signed agreements for the acquisition of $85,000,000 of oil and natural gas assets from Vessels
Energy, Inc. (Vessels). These assets, in the Denver-Julesburg Basin north of
Denver, will allow NARCO to double its production of oil, natural gas and natural gas liquids in that area. On April 23, 1997, NARCO acquired
$41,000,000 of Vessels' gathering, transmission and processing assets and also acquired an option, exercisable through year-end, to purchase $44,000,000 of Vessels' exploration and production assets. The acquisition will be financed internally from the oil and natural gas operations and by the use of short-term bank financing. The Company intends to sell non-strategic oil and natural gas assets in a manner that allows it to acquire the exploration and production properties of Vessels in a transaction that will qualify as a like-kind exchange under the Internal Revenue Code.


NOTE 2 - RATES, REGULATORY AND LEGISLATIVE MATTERS:

Electric:

The Company has been promoting a transition to retail electric competition over the next several years. Montana's "Electric Industry
Restructuring and Customer Choice Act", which was supported by the Company and others, has been passed by the Montana Legislature and was signed into law by the Governor in May 1997.

The legislation provides for choice of electricity supplier for the Company's customers; by July 1, 1998 for large customers, for pilot programs for other customers by July 1, 1998 and choice for all customers no later than July 1, 2002. Transmission and distribution services will remain fully regulated by FERC and the Montana Public Service Commission (PSC). Generation assets will be removed from rate base on July 1, 1998 and costs will be reflected in utility operations through a cost-based contract through July 1, 2002 for those customers that do not have choice or have not selected a competitive based supplier. For those customers that exercise choice during the transition period there would be a transition charge for generation costs above market. Generation assets will compete for customers that have choice during the transition period and will be expected to fully compete in an unregulated market after the transition period is complete. Electric rates for all customers will be frozen for two years beginning July 1, 1998, with the electric-energy supply component frozen for an additional two years for smaller customers.

The legislation allows for the recovery of transition costs, specifically recovery of above-market qualifying facility power-purchase contract costs and regulatory assets, and a four-year recovery period for utility-owned above-market generation costs. The legislation authorizes the use of transition bonds, subject to the approval of a financing order by the PSC, as a method of financing transition obligations at lower costs. The legislation also defines the role the PSC will have in regulating distribution services, licensing electricity suppliers in the state, and promulgating rules regarding anti-competitive and abusive practices. Finally, the legislation provides for reciprocity between utility companies.

	The legislation also states that utilities must file a transition plan with the PSC one-year before any customer is entitled to choice. Consequently, the Company is in the process of updating its December 20, 1996 electric
"informational filing" into a comprehensive transition plan filing for submission to the PSC in July 1997. The filing will contain the Company's four-year transition plan, and the proposed handling and resolution of transition costs, as well as other issues required by the legislation. The PSC will act on the filing, including the Company's efforts to mitigate transition costs, and it will determine what amount of transition costs, subject to the above mentioned legislative guidelines, the Company will be allowed to recover.

As a result of a three-year rate plan approved by the PSC, electric rates increased 4.2% or approximately $14,800,000 on July 1, 1996. The plan also included revenue increases of 2.4% or approximately $8,800,000, effective
January 1, 1997. An additional 2.4% increase or approximately $9,000,000 is scheduled on January 1, 1998.

Natural Gas:

The Natural Gas Restructuring Act was also passed by the Montana
Legislature and signed into law in May 1997. This legislation allows for natural gas utilities to open their systems to full customer choice and also for the issuance of transition bonds to lower transition costs to customers.
The legislation will facilitate the resolution of the natural gas restructuring filing now before the PSC. The July 1996 filing had requested an increase in natural gas revenues of $4,800,000 or 3.8% annually to recover increased costs of service and had included a formal open-access and restructuring plan. The plan proposed an increase in the number of customers eligible to choose their own natural gas supplier, with all customers having choice by mid-2002. The plan also requested recovery of natural gas production and regulatory assets that will be uneconomic or stranded under full customer choice. The procedural schedule for the filing was suspended subject to continuing settlement efforts among the parties to the filing. Hearings on the uncontested items were conducted in late March 1997. The procedural schedule on the remaining unsettled matters recommenced in May 1997. A stipulation addressing many of the remaining items, including stranded costs, has been agreed-to by many of the contesting parties to the filing and has been submitted to the PSC for approval. A hearing is scheduled for July 8, 1997. A final decision is expected in the third quarter of 1997.

On July 1, 1996, natural gas rates increased 5.3% or approximately
$6,700,000 annually as a result of a PSC-approved rate order.


NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS:

To manage Nonutility price risk, the Company uses a variety of derivative financial instruments, including crude oil and natural gas swap, collar and cap agreements, to hedge revenue from anticipated production and sales of oil and natural gas. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and the market price of oil or natural gas when the hedged transaction is settled. Under collar agreements, the Company makes or receives monthly payments when the actual price of oil or natural gas exceeds the ceiling or drops below the floor established in the agreement. Under cap agreements, the Company makes or receives monthly payments based on the differential between the actual price of oil or natural gas and the cap established in the agreement. At March 31, 1997, the Company had cap agreements on approximately 30,000 barrels of crude oil; 28% of its expected production from proved, developed and producing oil reserves through April 1997. The Company had swap and cap agreements on approximately 600 Mmcf of Nonutility natural gas; 9% of its expected production from proved, developed and producing Nonutility reserves through October 1997.
In addition, the Company had swap and collar agreements to hedge approximately
3.4 Bcf of Nonutility natural gas; 27% of its expected delivery obligations under long-term natural gas sales contracts through March 1998. At March 31, 1997, the Company had no material gains or losses from these transactions.

	The Company also has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and natural gas price fluctuations. At March 31, 1997, the Company believes it would not experience any materially adverse impacts from the risks inherent in these instruments.


NOTE 4 - COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
SUBSIDIARY TRUST:

	Montana Power Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities (Trust Securities) and holding Junior Subordinated Deferrable
Interest Debentures (Subordinated Debentures) issued by the Company. The Trust has issued 2,600,000 units of 8.45% Cumulative Quarterly Income Preferred
Securities, Series A (QUIPS). Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45% of the liquidation preference value of $25 per security. The sole asset of the Trust is $67,000,000 of Subordinated Debentures, 8.45% Series due 2036, issued by the
Company. The Trust will use interest payments received on the Subordinated
Debentures it holds to make the quarterly cash distributions on the QUIPS.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	This discussion should be read in conjunction with the management's discussion included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations:

	The following discussion presents significant events or trends that have had an effect on the operations of the Company or which are expected to have an impact on operating results in the future.

Safe Harbor for Forward-Looking Statements:

	The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.
Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates", "estimates", "expects", "intends", "believes" and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by, or on behalf of, the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.
	Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning the Company's revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, planned capital expenditures, financing needs, and availability and changes in the utility industry.
Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include general economic and weather conditions in the areas in which the Company has operations, competitive factors and the impact of restructuring initiatives in the electric and natural gas industry, market prices, environmental laws and policies, federal and state regulatory and legislative actions, drilling successes in oil and natural gas operations, changes in foreign trade and monetary policies, laws and regulations related to foreign operations, tax rates and policies, rates of interest and changes in accounting principles or the application of such principles to the Company.


For the Quarters Ended March 31, 1997 and 1996:

Net Income Per Share of Common Stock:

	Net income for the quarter ended March 31, 1997 was 83 cents per share, a 19% increase over the first quarter 1996.

Nonutility earnings increased 11 cents per share due primarily to significantly higher market prices for oil and natural gas in the U.S. and Canada and increased production. Oil production increased nearly 9% due in part to a waterflood injection project initiated in 1996 while average oil prices increased 45%. Natural gas sales volumes increased 6% and average natural gas prices increased 32%. These increases and a $2,200,000 after-tax gain on property dispositions boosted net income approximately $6,300,000. The price of coal sold to Puget decreased due to the settlement of a dispute with Puget. This was more than offset by increased sales volumes from the Rosebud and Jewett Mines resulting in a slight increase in earnings from coal operations.

Utility earnings for the first quarter increased slightly over 1996 primarily due to increased natural gas revenues resulting from higher rates and customer growth, higher margins on increased brokering activities, and reduced power-supply expenses. These positives were largely offset by reduced retail electric and natural gas volumes sold due to weather 10% warmer than 1996 and costs related to permanent employee reductions, increased property taxes and depreciation expenses.

In November 1996, the Company through its subsidiary trust, issued
$65,000,000 of QUIPS on which it is paying quarterly cash distributions.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share by principal business segment.


	      Quarter Ended
	March 31,	March 31,
	   1997	   1996

	Utility Operations	$    0.52	$    0.50
	Nonutility Operations	     0.31	     0.20
		Consolidated	$    0.83	$    0.70


<CATPION>
UTILITY OPERATIONS

					  For Three Months Ended
					  March 31, 	  March 31,
					    1997   	    1996
					   Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
	Revenues		$ 121,690	$ 119,887
	Intersegment revenues		    1,337	    2,028
				123,027	121,915

EXPENSES:
	Power supply		35,566	41,746
	Transmission and distribution		7,975	7,459
	Selling, general and administrative		14,205	11,313
	Taxes other than income taxes		12,979	11,938
	Depreciation and amortization		   13,214	   11,547
				   83,939	   84,003

	INCOME FROM ELECTRIC OPERATIONS		39,088	37,912

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply cost revenues)		40,228	37,888
	Gas supply cost revenues		6,852	10,076
	Intersegment revenues		      233	      207
				47,313	   48,171

EXPENSES:
	Gas supply costs		6,852	10,076
	Other production, gathering and exploration		2,467	2,366
	Transmission and distribution		2,876	3,070
	Selling, general and administrative		4,757	4,348
	Taxes other than income taxes		4,309	4,012
	Depreciation, depletion and amortization		    3,256	    2,931
				   24,517	   26,803

	INCOME FROM NATURAL GAS OPERATIONS		22,796	21,368

INTEREST EXPENSE AND OTHER INCOME:

	Interest		12,138	11,740
	Other (income) deductions - net		     (755)	     (495)
				   11,383	   11,245

INCOME BEFORE INCOME TAXES		50,501	   48,035

INCOME TAXES		   20,209	   19,027

UTILITY NET INCOME		$  30,292	$  29,008

UTILITY OPERATIONS:


	Weather affects the demand for electricity and natural gas, especially among residential and commercial customers. Very cold winters increase demand, while mild weather reduces demand. The weather's effect is measured using degree-days. A degree-day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily actual temperature is less than the baseline. As measured by heating degree days, the temperatures for the first quarter of 1997 in the Company's service territory were 10% warmer than 1996 and 1% warmer than the historic average.

	Weather, streamflow conditions and the wholesale power markets in the Northwest and California influence the Company's electric wholesale revenues and power-purchase expenses. The surplus of hydroelectric power that existed in the region during 1996 continued in 1997, keeping purchased-power prices low during the first quarter. The abundance of hydroelectricity in the region is expected to continue into the summer months. Spring run-off to date is below what was anticipated. The extended availability of hydroelectricity may result in low-cost purchase-power prices that could displace higher-cost thermal generation.

As a result of the legislation recently enacted in Montana, the Company intends to submit a filing with Montana regulators in July 1997 to implement customer choice of electric supply for its retail customers. As required by the legislation, the Company's electric generation assets will be removed from rate base on July 1, 1998. Generation from the assets will continue to be provided to customers without competitive choice selections through a four-
year transition contract.   For those customers that exercise choice during
the transition period there would be a transition charge for generation costs above market. After the transition period, the generation is expected to compete in an unregulated market. As a result of the restructuring, Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" will no longer be applicable to the generation assets of the Company. The Company is examining the appropriate timing and extent of the discontinuance of SFAS No. 71 in light of recent opinions expressed by the Securities and Exchange Commission (SEC) that question the continued applicability of SFAS No. 71 in states that have adopted restructuring legislation even where the recovery of transition costs is provided through a statutory funding mechanism.

Under the legislation passed in Montana for electric utilities, regulatory assets previously related to the supply function are recoverable as transition costs. The settlement stipulation on natural gas would also allow for recovery of regulatory assets. As such, it is the Company's belief that these assets will continue to be regulated and that SFAS No. 71 continues to apply.

The Financial Accounting Standards Board's (FASB) Emerging Issues Task
Force (EITF) is expected to issue additional guidance on restructuring during the second or third quarter of 1997. In the event that the SEC or the EITF would rule that regulatory assets are no longer governed by SFAS No. 71, a noncash write-off of up to $210,000,000 may be required.

Preliminary calculations required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" do not indicate a need for any material write-off of physical generation or natural gas production assets.


Electric Utility:


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)
		3/31/97 	3/31/96		3/31/97	3/31/96	3/31/97	3/31/96
Revenues:

Residential
	and Commercial	$ 73,867	$ 70,451	5 %	1,142	1,146	0 %	272,287	267,519	2 %
Industrial	26,320	29,691	(11)%	603	608	(1)%	2,334	2,292	2 %
Government		2,141	1,995	7 %	26	27	(4)%	3,055	3,243	(6)%
	General Business	102,328	102,137	0 %	1,771	1,781	(1)%	277,676	273,054	2 %
Sales to Other
	Utilities	16,615	14,407	15 %	898	859	5 %	84	74	14 %
Other	2,747	3,343	(18)%
Intersegment		1,337	2,028	(34)%	46	142	(68)%	228	233	(2)%
	Total		123,027	121,915	1 %	2,715	2,782	(2)%	277,988	273,361	2 %

Power Supply
	Expenses:
Hydroelectric	5,057	4,643	9 %	1,083	1,135	(5)%
Steam 	11,459	11,487	0 %	1,040	1,006	3 %
Purchases
	and Other		19,050	25,616	(26)%	847	885	(4)%
	Total Power Supply	$	35,566	$ 41,746	(15)%	2,970	3,026	(2)%
Cents Per kWh		$1.198	$1.379


Income from electric operations during the first quarter 1997 increased approximately $1,200,000, or 3 percent, compared to 1996 primarily due to higher prices on sales to other utilities combined with reduced costs per kWh for power supply expenses.

The Company realized better margins on its increased volumes of secondary energy purchased for resale, more than offsetting the decreased revenues resulting from the expiration of a firm sales contract in early 1996. Purchased power costs declined largely due to the expiration of two higher-priced firm contracts. Revenues from general business customers remained relatively unchanged for the quarter. Rate design changes and warmer weather largely offset higher tariffs implemented in 1996 and 1997 and increased customer growth. Rate design changes are expected to increase revenues in the second and third quarters and decrease revenues in the first and fourth quarters. The Company also accrued approximately $1,500,000 of 1997 employee severance costs increasing selling, general and administrative expenses. The increase in taxes other than income taxes was due to increased property taxes resulting from property additions. Depreciation expense increased as a result of greater plant investment and a change in the PSC-approved depreciation rate.


Natural Gas Utility:


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)
		3/31/97	3/31/96		3/31/97	3/31/96	3/31/97	3/31/96
Revenues:

Residential
	and Commercial	$ 41,600	$ 42,375	(2)%	9,286	9,501	(2)%	141,181	136,824	3 %
Industrial	1,020	1,086	(6)%	238	255	(7)%	426	420	1 %
Government		328	339	(3)%	94	104	(10)%	16	17	(6)%
	Subtotal		42,948	43,800	(2)%	9,618	9,860	(2)%	141,623	137,261	3 %
Gas Supply Cost
	Revenues (GSC)		(6,852)	(10,076)	(32)%
	General Business
	without GSC	36,096	33,724	7 %	9,618	9,860	(2)%	141,623	137,261	3 %
Sales to Other
	Utilities	353	357	(1)%	167	127	31 %	3	3	0 %
Transportation	2,545	2,455	4 %	8,015	6,759	19 %	33	30	10 %
Other		1,234	1,352	(9)%
	Total		$ 40,228		$ 37,888	6 %	17,800	16,746	6 %	141,659	137,294	3 %


	Revenues from general business customers increased during the first quarter of 1997 primarily due to higher tariff rates, residential and commercial customer growth, offset by reduced volumes sold due to the warmer weather experienced during the period. Gas supply cost revenues and expenses of $6,852,000, which are always equal due to rate and accounting procedures, decreased due to reduced volumes sold, lower commodity costs and the amortization of prior period over-collections.


NONUTILTY OPERATIONS
					  For Three Months Ended
					  March 31, 	  March 31,
					   1997    	   1996
					   Thousands of Dollars
COAL:

REVENUES:
	Revenues		$  42,574	$  38,390
	Intersegment revenues			    7,876	    8,197
				   50,450	  46,587
EXPENSES:
	Operations and maintenance			   29,708	   27,536
	Selling, general and administrative			    4,611	    5,135
	Taxes other than income taxes			    5,819	    5,375
	Depreciation, depletion and amortization			    1,494	    1,143
						   41,632	   39,189

 		INCOME FROM COAL OPERATIONS		    8,818	    7,398

OIL AND NATURAL GAS:

REVENUES:
	Revenues		   42,356	   29,063
	Intersegment revenues		      106	       99
						   42,462	   29,162

EXPENSES:
	Operations and maintenance		   24,469	   17,649
	Selling, general and administrative		    2,250	    2,426
	Taxes other than income taxes		    1,560	      834
	Depreciation, depletion and amortization		    4,300	    3,953
						   32,579	   24,862

	INCOME FROM OIL AND NATURAL GAS OPERATIONS		    9,883	    4,300

INDEPENDENT POWER:

REVENUES:
	Revenues		   17,198	   19,717
	Earnings from unconsolidated investments		    3,025	    2,709
	Intersegment revenues		      817	       69
						   21,040	   22,495

EXPENSES:
	Operations and maintenance		   15,904	   16,612
	Selling, general and administrative		    1,089	      822
	Taxes other than income taxes		      495	      431
	Depreciation, depletion and amortization		      305	      784
						   17,793	   18,649

	INCOME FROM INDEPENDENT POWER OPERATIONS		$   3,247	$   3,846


NONUTILITY OPERATIONS (continued)
					  For Three Months Ended
					  March 31, 	  March 31,
					   1997    	   1996
					   Thousands of Dollars
TELECOMMUNICATIONS:

REVENUES:
	Revenues		$  7,004	$  6,315
	Intersegment revenues		     181
						   7,185	   6,315

EXPENSES:
	Operations and maintenance		   4,835	   4,164
	Selling, general and administrative		   1,635	   1,295
	Taxes other than income taxes		     136	      91
	Depreciation, depletion and amortization		     254	     223
					   6,860	   5,773

 	INCOME FROM TELECOMMUNICATIONS OPERATIONS		       325	     542

OTHER OPERATIONS:

REVENUES:
	Revenues		     162	     235
	Intersegment revenues		     290	     136
						     452	     371

EXPENSES:
	Operations and maintenance		   1,698	     264
	Selling, general and administrative		    (590)	     (64)
	Depreciation, depletion and amortization		     133	     174
				 	   1,241	     374

	LOSS FROM OTHER OPERATIONS		    (789)	      (3)

INTEREST EXPENSE AND OTHER INCOME:
	Interest		   1,112	     929
	Other (income) deductions - net		  (4,750)	    (929)
					  (3,638)	       0

INCOME BEFORE INCOME TAXES		  25,122	  16,083

INCOME TAXES		   7,836	   4,776

NONUTILITY NET INCOME		$ 17,286	$ 11,307

NONUTILITY OPERATIONS:


Coal Operations:

	Income from coal operations increased as a result of increased volumes sold at both the Rosebud and Jewett Mines. Revenues from the Rosebud Mine increased $2,000,000. The increase in volumes sold to Colstrip Units 3 & 4 more than offset decreases caused by a price reduction resulting from the settlement of a dispute with Puget and decreased volumes sold to Colstrip Units 1 & 2 and the Corette Plant. The Corette Plant switched fuel suppliers in early 1996 for early compliance with air quality standards. Jewett mine revenues increased $1,900,000 due to a 23% increase in volumes of lignite sold. Coal volumes sold to the Colstrip units throughout the remainder of the year may be affected if thermal generation is displaced due to the availability of low-cost hydroelectric power in the region.

	Operating expenses increased primarily as a result of increases in maintenance and royalty expenses associated with the increased volumes sold at both mines.


Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$   3
		-volume	    9%
		-price/bbl	   45%

	Natural gas	-revenue	$   9
		-volume	    6%
		-price/Mcf	   32%

	Miscellaneous		$   1


	Income from the oil and natural gas operations improved due to significantly higher market prices for oil and natural gas. Natural gas revenues increased $9,400,000. Revenues from oil operations in the U.S. increased $2,500,000 due to increased production resulting from a waterflood injection project initiated in 1996 and other additional production from existing wells along with significantly higher market prices.

	Expenses of oil and natural gas operations increased due to higher prices on natural gas purchases and increased production costs associated with higher volumes.


Independent Power Operations:

	Income from independent power operations decreased primarily as a result of decreased revenues from Colstrip Unit 4 long-term power sales due to the settlement of a dispute with Puget and decreased volumes sold. Partially offsetting the decrease was continued increases in income from independent power investments and reduced project development costs.

Interest Expense and Other Income:

	Other income increased due to a $4,200,000 gain realized on dispositions of oil and natural gas properties. The increase was offset by increased costs associated with a discontinued SynCoal? project.


LIQUIDITY AND CAPITAL RESOURCES:

	On January 2, 1997, $5,000,000 of the 8.9% Series A Unsecured Medium-Term Notes matured. The Company used short-term borrowings to retire the Notes.

	During the first quarter 1997, $35,000,000 borrowed under a Nonutility Revolving Credit Agreement was repaid.

	On April 4, 1997, the Company negotiated a Revolving Credit Agreement for certain of its Nonutility operations. As a result, the Company's consolidated borrowing capacity increased from $135,000,000 to $220,000,000. Under terms of the agreement, the amount of the facility decreases on March 31, 1998, reducing the consolidated borrowing capacity to $160,000,000. On April 22, 1997, the proceeds of a $50,000,000 borrowing under the new Agreement were used to partially fund the acquisition of Vessels' assets. See
Note 1 to the Consolidated Financial Statements for further discussion of Vessels.


SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended March 31, 1997, the Company's ratio of earnings to fixed charges was 3.28 times. Fixed charges include interest, distributions on preferred securities of a subsidiary trust, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.


NEW ACCOUNTING PRONOUNCEMENTS:

The FASB has issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The new standard requires entities with complex capital structures to present "basic EPS" and "dilutive EPS" on the face of the income statement. Basic EPS is the same EPS presentation that is currently included in the Company's consolidated income statement. The computation of dilutive EPS includes all dilutive potential common shares that were outstanding during the period. Based upon the computation methods included in the new standard, the Company expects that dilutive EPS will not differ significantly from basic EPS.


PART II
OTHER INFORMATION



ITEM 1.	Legal Proceedings

Basin Electric Power Cooperative Agreement Dispute

	Refer to Part 1, "Notes to the Consolidated Financial Statements -
Note 1" for additional information pertaining to legal proceedings.

Houston Power & Light Lignite Sales Agreement Dispute

Refer to Part 1, "Notes to the Consolidated Financial Statements -
Note 1" for additional information pertaining to legal proceedings.


ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

	Exhibit 12		Computation of ratio of earnings to fixed
charges for the twelve months ended
March 31, 1997.

	Exhibit 27			Financial data schedule


	(b)	Reports on Form 8-K

	      DATE      		                 SUBJECT

	January 28, 1997		Item 5 Other Events.  Discussion of Fourth
			Quarter Net Income.

			Item 7 Exhibits. Consolidated Statements of Income for the Quarters Ended
December 31, 1996 and 1995 and for the
Years Ended December 31, 1996 and 1995.
Utility Operations Schedule of Revenues
and Expenses for the Quarters Ended
December  31, 1996 and 1995 and the Years
Ended December 31, 1996 and 1995.
Nonutility Operations Schedule of Revenues and Expenses for the Quarters Ended
December 31, 1996 and 1995 and the Years
Ended December 31, 1996 and 1995.

	February 21, 1997		Item 5.  Other Events.  Montana Power
Company and Puget Sound Power and Light
Resolve a Pending Litigation Matter.

	February 28, 1997		Item 2.  Acquisition or Disposition of
Assets.  Montana Power Company, through
its subsidiary, North American Resources
Co., announced its commitment to purchase
Vessels Energy's oil and natural gas
assets in Colorado's Denver-Julesburg
Basin

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	    THE MONTANA POWER COMPANY
	          (Registrant)

	By /s/ J. P. Pederson
		J. P. Pederson
Vice President and Chief
Financial and Information
Officer

Dated:  May 15, 199

EXHIBIT INDEX

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended March 31, 1997

Exhibit 27
Financial data schedule




-17-
-22-

-26-