Form 10-Q
period 1997-06-30
MONTANA POWER CO /MT/
filed 1997-08-14
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

	On August 4, 1997, the Company had 54,641,970 shares of common stock outstanding.

	PART I
	FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME


					     Six Months Ended
					   June 30, 	   June 30,
					    1997   	    1996
					   Thousands of Dollars

REVENUES		$	497,421	$	462,324

EXPENSES:
  Operations		190,357	187,862
  Maintenance		38,558	31,450
  Selling, general and
    administrative		58,806	50,449
  Taxes other than income taxes		49,306	42,810
  Depreciation, depletion and
    amortization			45,919		42,106
		382,946		354,677

  INCOME FROM OPERATIONS		114,475	107,647

INTEREST EXPENSE AND OTHER:
  Interest		25,436	23,678
  Distributions on preferred
    securities of subsidiary trust		2,746
  Other (income) deductions - net			(12,504)		(2,451)
		15,678		21,227

INCOME TAXES			37,840		31,819

NET INCOME			60,957		54,601
DIVIDENDS ON PREFERRED STOCK			1,845		3,614

NET INCOME AVAILABLE FOR
  COMMON STOCK		$	59,112	$	50,987

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (000)			54,632		54,635

NET INCOME PER SHARE OF
  COMMON STOCK		$	1.08	$	0.93


	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME


					       Quarter Ended
					   June 30, 	   June 30,
					    1997   	    1996
					   Thousands of Dollars

REVENUES		$216,369		$	197,919

EXPENSES:
  Operations		86,015	82,831
  Maintenance		20,594	15,357
  Selling, general and
    administrative		31,683	25,965
  Taxes other than income taxes		24,008	20,130
  Depreciation, depletion and
    amortization			22,963		21,351
			185,263		165,634

  INCOME FROM OPERATIONS		31,106	32,285

INTEREST EXPENSE AND OTHER:
  Interest		12,873	11,692
  Distributions on preferred
    securities of subsidiary trust		1,373
  Other (income) deductions - net			(7,687)		(1,710)
		6,559		9,982

INCOME TAXES			9,795		8,017

NET INCOME			14,752		14,286
DIVIDENDS ON PREFERRED STOCK			922		1,807

NET INCOME AVAILABLE FOR
  COMMON STOCK		$	13,830	$	12,479

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (000)			54,630		54,632

NET INCOME PER SHARE OF
  COMMON STOCK		$	0.25	$	0.23

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


	A S S E T S

				   June 30, 	December 31,
					    1997    	    1996
					    Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
		UTILITY PLANT (includes $45,328 and $52,125
			plant under construction)
			Electric		$ 1,837,851	$ 1,764,702
			Natural gas		    520,870	    516,693
					2,358,721	2,281,395
		Less - accumulated depreciation and depletion		    739,738	    705,119
				1,618,983	1,576,276
	NONUTILITY PROPERTY (includes $60,344 and $39,252
		property under construction)		690,572	666,679
	Less - accumulated depreciation and depletion		    244,684	    256,489
				    445,888	    410,190
				2,064,871	1,986,466

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		51,547	53,035
	Reclamation fund		45,745	43,001
	Other		     40,234	     39,531
				137,526	135,567

CURRENT ASSETS:
	Cash and temporary cash investments		 7,547	32,404
	Accounts receivable		106,300	142,347
	Notes receivable (Note 1)		30,817
	Materials and supplies (principally at average cost)		38,657	39,322
	Prepayments and other assets		46,184	46,408
	Deferred income taxes		     10,892	     11,095
				240,397	271,576

DEFERRED CHARGES:
	Advanced coal royalties		20,008	19,298
	Regulatory assets related to income taxes		149,162	149,150
	Regulatory assets - other		65,551	66,688
	Other deferred charges		     71,088	     69,470
				    305,809	    304,606


				$ 2,748,603	$ 2,698,215

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S


				   June 30, 	December 31,
					    1997    	    1996
					    Thousands of Dollars

CAPITALIZATION:
		Common shareholders' equity:
			Common stock (120,000,000 shares
				authorized; 54,639,640 and
				54,630,994 shares issued)		$   692,245	$   691,853
			Retained earnings and other shareholders' equity		322,404	307,804
			Unallocated stock held by trustee for retirement
				savings plan		   (27,180)	   (28,360)
					987,469	    971,297

		Preferred stock		57,654	57,654
		Company obligated mandatorily redeemable preferred
			securities of subsidiary trust, which holds solely,
			company junior subordinated debentures		65,000	65,000
	Long-term debt		    710,820	    633,339
				1,820,943	1,727,290

CURRENT LIABILITIES:
	Short-term borrowing		67,494	104,702
	Long-term debt - portion due within one year		80,235	69,268
	Dividends payable		22,553	22,707
	Income taxes		16,720	11,083
	Other taxes		43,312	41,667
	Accounts payable		45,337	62,218
	Interest accrued		14,372	11,909
	Other current liabilities		     42,378	     41,155
				332,401	364,709

DEFERRED CREDITS:
	Deferred income taxes		339,519	332,861
	Investment tax credit		43,632	44,467
	Accrued mining reclamation costs		127,376	129,878
	Other deferred credits		     84,732	     99,010
				    595,259	    606,216

CONTINGENCIES AND COMMITMENTS (Note 1)
				$ 2,748,603	$ 2,698,215

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

					   For Six Months Ended
					   June 30, 	   June 30,
					    1997   	    1996
					   Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$  60,957	$  54,601
	Adjustments to reconcile net income to net cash
		provided by operating activities:
		Depreciation, depletion and amortization		45,919	42,106
		Deferred income taxes		6,044	3,005
		Noncash earnings form unconsolidated
			independent power investments.		(4,415)	(5,475)
		Reclamation expensed and paid - net		(2,502)	2,594
		Other noncash charges to net income - net		4,312	12,116
		Changes in other assets and liabilities:
			Accounts and notes receivable		5,230	40,597
			Materials and supplies		665	384
			Accounts payable		(16,881)	(20,053)
			Other - net		  (10,849)	  (12,033)

		Net cash provided by operating activities		88,480	117,842

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(144,884)	(60,715)
	Reclamation funding		(2,744)
	Sales of property		29,870	5,212
	Additional investments		   (1,211)	   (1,031)

		Net cash used by investing activities		(118,969)	  (56,534)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid		(45,547)	(47,352)
	Sales of common stock		340	815
	Issuance of long-term debt		96,452	125
	Retirement of long-term debt		(8,340)	(16,871)
	Issuance of mandatorily redeemable preferred
		securities of subsidiary trust		(65)
	Net change in short-term borrowing		  (37,208)	   (6,847)

		Net cash used by financing activities		    5,632	  (70,130)

CHANGE IN CASH FLOWS		(24,857)	(8,822)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		   32,404	    15,541
CASH AND CASH EQUIVALENTS, END OF PERIOD		$   7,547	$    6,719


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Three Months For:
		Income taxes		$   26,481	$   26,210
		Interest		25,720	24,322

The accompanying notes are an integral part of these statements.

</TABLE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying financial statements of the Company for the interim periods ended June 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

	Certain reclassifications have been made to the prior year amounts to make them comparable to the 1997 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 1 -- CONTINGENCIES AND COMMITMENTS:

	In July 1985, the Federal Energy Regulatory Commission (FERC) issued to the Company a new license for the 180 megawatt Kerr Project (Project) and required the subsequent adoption of conditions to mitigate the impact of Project operations on fish, wildlife, and habitat. The Company proposed a consensus plan in June 1990 that was agreed to by the Confederated Salish and Kootenai Tribes (Tribes) and other state and federal resource agencies. In
November 1995, the United States Department of Interior (Department) submitted alternative conditions to those stated in the Company's plan. This matter has been pending FERC's consideration. For further information, see
Item 8, "Financial Statements and Supplementary Data - Note 2 to the
Consolidated Financial Statements" in the Company's Annual  Report on Form
10-K for the year ended December 31, 1996.

	On June 25, 1997, FERC approved a mitigation plan, substantially adopting the Department's conditions. FERC's order requires the Company to change
Project operations from peaking and load following to "baseload" generation.
The order requires the Company to make payments, beginning within 60 days of the date of the order, to a fish and wildlife mitigation fund (fund). The funds are to be deposited in a separate interest-bearing account jointly held by the Tribes and the Company and managed by a fiduciary according to the terms of an escrow agreement. The Tribes, in consultation with the Company, may use moneys in the fund for the benefit of fish and wildlife. Required payments include a payment of approximately $15,600,000 for the period from 1985 to 1997, a two-part "start-up" payment of $2,800,000 and $1,100,000, the second part due a year from the date of the order, and annual payments of approximately $1,400,000 payable through the end of the license term in 2035 or until the Tribes elect to accept transfer of the license on or after 2015. In addition, the order requires the Company to purchase approximately 6,800 acres of habitat and build a revetment to minimize erosion at the north end of Flathead Lake. The net present value of the total amount attributed to the mitigation plan is approximately $57,000,000, which the Company recognized as license costs in plant and long-term debt in the Consolidated Balance Sheet at June 30, 1997. FERC concluded that the Department's conditions adversely affect the Project's economics, but that, under the Federal Power Act, it has no authority to reject or modify them. FERC noted, however, that the reasonableness of the Department's conditions may be appealed to the Federal
Court of Appeals for review.

On July 30, 1997, the Company obtained from FERC a stay of the obligation to make the $15,600,000 payment. The Company, the Tribes and the Department have requested rehearing. In the event that FERC does not alter the order to correct the unreasonableness of the Department's conditions, the Company expects to seek judicial review, the outcome of which cannot be predicted at this time.

	In November 1992, the Company applied to FERC to relicense nine Madison and Missouri River hydroelectric projects, with generating capacity of 292 megawatts. The estimated net present value of relicensing and proposed environmental mitigation is approximately $158,000,000. The majority of the cost is capital for physical improvements, which is not expected to be spent before 2006. The FERC staff's draft environmental impact statement is expected in late 1997. The Company expects to receive a license order in late 1998 or early 1999.

	In 1994, the Company entered an agreement to purchase 98 megawatts of capacity during the winter months from Basin Electric Power Cooperative
(Basin), delivery of which was to begin in November 1996. The purchase obligation under the agreement was from November 1, 1996 to April 30, 2010.
Under the terms of the agreement, the Company would have purchased seasonal power between November and April of each year at a cost estimated to be approximately $11,200,000 in 1997 and escalating annually, pursuant to the contract. In October 1996, the Company requested that Basin prepare to deliver the electricity to be purchased under the terms of the agreement at alternative delivery points. Basin refused, breaching the agreement. On
October 31, 1996, the Company rescinded the agreement.

	On November 5, 1996, Basin sued the Company in the Federal District
Court for the Southwestern District of North Dakota seeking specific performance, a stay of the litigation and an order compelling the Company to arbitrate the dispute. On March 20, 1997, the court ordered that all claims and counterclaims, except counterclaims against Basin regarding antitrust and wrongful interference with business or trade, be sent immediately to arbitration. All litigation is stayed pending further order of the court.
While the Company is continuing to prepare for arbitration scheduled for October 1997, it is discussing with Basin potential settlement of the matter.
As of June 30, 1997, the Company had not accrued $7,700,000 that would have been payable under the terms of the rescinded agreement. The outcome of this dispute cannot be predicted at this time.

	Western Energy Company (Western), a subsidiary of the Company, is a party in a dispute concerning the Coal Supply Agreement for Colstrip Units 3 and 4 with the non-operating owners (NOOs), other than Puget Sound Energy
(Puget). Puget withdrew from this dispute as part of a settlement concerning a power sales agreement between Puget and the Company. During the spring of 1996, the Consumer Price Index (CPI) doubled when compared to the CPI level at the time that the Coal Supply Agreement was executed. Under the terms of the Coal Supply Agreement, this change in the CPI allows any party to seek a modification of the coal price if that party can demonstrate that an "unusual condition" has occurred causing a "gross inequity." These NOOs are asserting that a number of "unusual conditions" have occurred, including (i) the deregulation of various aspects of the electric utility industry, (ii) increased scrutiny of electric utilities by their public utility commissions, and (iii) changes in economic conditions not anticipated at the time of execution of the Coal Supply Agreement. These NOOs claim these "unusual conditions" have created a "gross inequity" that must be remedied by a reduction in the coal price. Western does not believe that under the terms of the contract any "unusual condition" or "gross inequity" has occurred.

Western, the Company and these NOOs are seeking to resolve this dispute as part of an on-going mediation to restructure the relationship of the NOOs, including Puget, the Company and Western at the Colstrip Project. The outcome of this dispute or the restructuring mediation cannot be predicted at this time.

Houston Lighting & Power (HL&P), the purchaser of lignite produced by Northwestern Resources Co. (Northwestern), a Company subsidiary, has filed litigation in the District Court of the 157th Judicial District, Harris
County, Texas, seeking, among other remedies, a declaratory judgment that changed conditions require a renegotiation of management and dedication fees paid to Northwestern under the terms of the Lignite Supply Agreement (LSA) between it and Northwestern. The LSA governs the delivery of approximately
9,000,000 tons of lignite per year and is effective until July 29, 2015.
Under the terms of the LSA, Northwestern realizes approximately $25,000,000 per year from these fees. HL&P alleges Northwestern failed to renegotiate these fees in good faith as HL&P alleges the agreement requires. As its remedy, HL&P seeks to terminate the LSA or, alternatively, asks the court to declare reasonable fees. HL&P is seeking a reduction in excess of 60% in the LSA fees and alleges that the reduction should be retroactive to September 1, 1995. Additionally, HL&P is seeking a declaration that it may substitute other fuels for lignite without violating the LSA. If HL&P does not have this right, it further seeks a declaration that the absence of this right constitutes a gross inequity, which entitles HL&P to have the court reform the LSA to provide the right to substitute fuels.

	Northwestern disputes HL&P's claims. Northwestern and HL&P have filed motions for summary judgment, seeking to narrow the issues subject to trial.
Trial will begin in September 1997. The outcome of this litigation cannot be predicted.

	The Company and its subsidiaries are party to various other legal claims, actions and complaints arising in the ordinary course of business.
Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated financial position or its consolidated results of operations.

On February 28, 1997, the Company, through a Nonutility oil and natural gas subsidiary, North American Resources Company (NARCO), signed agreements for the acquisition of $85,000,000 of oil and natural gas assets from Vessels
Energy, Inc. (Vessels). These assets, in the Denver-Julesburg Basin north of
Denver, will allow NARCO to double its production of oil, natural gas and natural gas liquids in that area. On April 23, 1997, NARCO acquired
$41,000,000 of Vessels' gathering, transmission and processing assets and also acquired an option, exercisable through year-end, to purchase
$44,000,000 of Vessels' exploration and production assets. The acquisition will be financed internally from the oil and natural gas operations and by the use of bank financing. The Company intends to sell non-strategic oil and natural gas assets in a manner that allows it to acquire the exploration and production properties of Vessels in a transaction that will qualify as a like-kind exchange under the Internal Revenue Code. At June 30, 1997, the
Company had a short-term note receivable from an unrelated party associated with the acquisition of Vessel's exploration and production assets which is expected to be realized before year-end 1997.


NOTE 2 - RATES, REGULATORY AND LEGISLATIVE MATTERS:

Electric:

The Company is pursuing a transition to retail electric competition over the next several years. Montana's "Electric Industry Restructuring and Customer Choice Act", which was supported by the Company and others, has been passed by the Montana Legislature and was signed into law by the Governor in May 1997.

The legislation provides for choice of electricity supplier for the Company's customers; by July 1, 1998 for large customers, for pilot programs for residential and small commercial customers by July 1, 1998 and choice for all customers no later than July 1, 2002. Transmission and distribution services will remain fully regulated by FERC and the Montana Public Service
Commission (PSC). Generation assets will be removed from rate base on July 1, 1998 and costs will be reflected in utility operations through a cost-based contract through July 1, 2002 for those customers that do not have choice or have not selected a competitive based supplier. The Company's Supply Division will compete for customers that have choice during and after the transition period is complete. Subject to the legislation's rate moratorium, electric rates for all customers will be fixed at current levels for two years beginning July 1, 1998, with the electric-energy supply component fixed for an additional two years for smaller customers, with some limited exceptions.

The legislation provides for the recovery of non-mitigatable transition costs, specifically recovery of above-market qualifying facility power-purchase contract costs and regulatory assets, and a four-year recovery period for utility-owned above-market generation costs. The legislation authorizes the use of transition bonds, subject to the approval of a financing order by the PSC, as a method of financing transition obligations at lower costs. The legislation also defines the role the PSC will have in regulating distribution services, licensing electricity suppliers in the state, and promulgating rules regarding anti-competitive and abusive practices. Finally, the legislation provides for reciprocity between utility companies.

	As required by the legislation, the Company filed a comprehensive transition plan with the PSC on July 1, 1997. The filing contains the Company's transition plan, including the proposed handling and resolution of transition costs, and addresses other issues required by the legislation. The
Company expects the PSC to render a decision in May 1998, subject to the above-mentioned legislative guidelines, on the amount of transition costs that will be recoverable. The PSC will consider the Company's efforts to mitigate transition costs in making its determination.

As a result of a three-year rate plan approved by the PSC, electric rates increased 4.2% or approximately $14,800,000 on July 1, 1996. The plan also included a revenue increase of 2.4% or approximately $8,800,000, effective January 1, 1997, and an additional 2.4% increase or approximately
$9,000,000 is scheduled on January 1, 1998.

Natural Gas:

The Natural Gas Restructuring Act was also passed by the Montana
Legislature and signed into law in May 1997. This legislation allows for natural gas utilities to open their systems to full customer choice and authorizes the issuance of transition bonds to lower transition costs. The legislation will facilitate the resolution of the Company's natural gas restructuring filing now before the PSC. The July 1996 filing had requested an increase in natural gas revenues of $4,800,000 or 3.8% annually to recover increased costs of service and had included a formal open-access and restructuring plan. The plan proposed an immediate increase in the number of customers eligible to choose their own natural gas supplier, with all customers having choice by mid-2002. The plan also requested recovery of natural gas production and regulatory assets that will be uneconomic or stranded under full customer choice. The procedural schedule for the filing was suspended to allow continuing settlement efforts among the parties to the filing. Stipulations addressing various items, including stranded costs and regulatory assets, have been agreed-to by many of the contesting parties to the filing and have been submitted to the PSC for approval. A hearing is scheduled for September 16, 1997, with a final decision expected in the fourth quarter of 1997.

On July 1, 1996, natural gas rates increased 5.3% or approximately
$6,700,000 annually as a result of a PSC-approved rate order.


NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS:

The Company has a formal policy regarding the execution, recording, and reporting of derivative instruments. The purpose of the policy is to manage a portion of the price risk associated with its Nonutility producing assets and firm supply commitments. The Company uses derivatives as hedging instruments to meet budgeted earnings, reduce earnings volatility, and provide stable cash flow. When fluctuations in natural gas and crude oil market prices result in the Company realizing gains on the price swap agreements into which it has entered, the Company is exposed to credit risk relating to the nonperformance by counterparties of their obligation to make payments under the agreements. Such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. The Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.

To manage a portion of Nonutility price risk, the Company uses a variety of derivative instruments including crude oil and natural gas swap, collar, and cap agreements to hedge revenue from anticipated production of crude oil and natural gas reserves and supply costs to its firm markets.
Under swap agreements, the Company receives or makes payments based on the differential between a specified price and a variable price of oil or natural gas when the hedged transaction is settled. The variable price is either a crude oil or natural gas price quoted on the New York Mercantile Exchange or a quoted natural gas price in Inside FERC's Gas Market Report or other recognized industry index. These variable prices are highly correlated with the market prices received by the Company for its natural gas and crude oil production. Under collar agreements, the Company makes or receives monthly payments at the settlement date when the actual price of oil or natural gas exceeds the ceiling or drops below the floor established in the agreement.
Under cap agreements, the Company makes or receives monthly payments at the settlement date based on the differential between the actual price of oil or natural gas and the cap established in the agreement depending on whether the Company sells or buys a cap. At June 30, 1997, the Company had cap agreements on approximately 276,000 barrels of crude oil, or 56% of its expected production from proved, developed and producing oil reserves through December 1997. The Company had cap and swap agreements on approximately 2.5
Bcf of Nonutility natural gas; or 57% of its expected production from proved, developed and producing Nonutility natural gas reserves through October 1997.
In addition, the Company had swap and collar agreements to hedge approximately 2.2 Bcf of Nonutility natural gas, or 25% of its expected delivery obligations under long-term natural gas sales contracts through March 1998.

The Company accounts for derivative transactions through hedge accounting. The Company designates all its derivatives as fair value hedges.
A fair value hedge is based on the following criteria:

? The hedged item is specifically identified as a recognized asset or a firm commitment.
? The hedged item is a single asset or a portfolio of similar assets.
? The hedged item presents an exposure to changes in fair value for the hedged risk that could affect earnings.
? The hedged item is not an asset or liability that is measured at fair value with changes in fair value attributable to the hedged risk reported currently in earnings.

Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. The Company uses the accrual method to record its gains or losses. If the Company terminates a price swap agreement prior to the date of the anticipated natural gas or crude oil production, the gain or loss from the agreement is deferred in the Consolidated Balance Sheet at the termination date. When the anticipated natural gas or crude oil production occurs, the gain or loss from the price swap agreement is recognized in the Consolidated Statement of Income. If the Company determines that a portion of its anticipated natural gas or crude oil production will not occur, thus creating a matching problem between the price swap agreements and the anticipated production, any such unmatched price swap agreements are marked-to-market and any unrealized gain or loss is recorded in the Consolidated Statement of Income. At June 30, 1997, the Company had no material deferred gains or losses related to these transactions.

	The Company also has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and natural gas price fluctuations. At June 30, 1997, the Company believes it would not experience any materially adverse impacts from the risks inherent in these instruments.


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


NOTE 5 - LONG-TERM DEBT

	During the second quarter of 1997, the Company borrowed $75,000,000 under a Revolving Credit Agreement, a portion of which was used to fund the Vessels acquisition discussed in Note 1 to the Consolidated Financial
Statements.

	In June 1997, in response to FERC's decision regarding the Kerr mitigation plan discussed in Note 1 to the Consolidated Financial Statements, the Company recognized long-term debt of approximately $57,000,000.
Approximately $38,000,000 is classified as due within one year in the Consolidated Balance Sheet at June 30, 1997.


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


For the Six Months Ended June 30, 1997 and 1996:

Net Income Per Share of Common Stock:

	Consolidated net income per share for the six months ended June 30, 1997 was $1.08, a 16% increase over the same period last year.

	Nonutility earnings increased 20 cents per share primarily due to increased earnings from oil and natural gas operations as a result of significantly higher prices for oil and natural gas in the U.S. and Canada and increased production during the first quarter of 1997. During the second quarter, market prices returned to levels nearer those that were experienced in the second quarter of 1996. Earnings from coal operations also increased as the increase in coal volumes more than offset the decrease in price resulting from the settlement of a dispute with Puget earlier this year. The Colstrip units, which were displaced during the second quarter of 1996 due to low-cost power available in the region, are operating normally this year. Nonutility earnings include an after-tax gain of $4,400,000 on the sale of a Canadian oil property.
Net income from independent power operations decreased three cents per share principally due to a decrease in long-term power sales revenue resulting from the settlement with Puget.

	Utility earnings for the six months ended decreased five cents per share over last year principally due to a $3,600,000 before-tax metering correction recorded in the second quarter of 1996 and higher-than-anticipated expenses for a major overhaul at the Billings steam electric generating plant. The decrease was partially offset by the Utility realizing better margins on its first quarter electric wholesale activities and a decline in purchased power costs primarily due to the expiration of two higher-priced firm contracts in 1996.
Warmer weather experienced during the earlier months of the year reduced electric and natural gas volumes sold.

	    Six Months Ended
	 June 30,	 June 30,
	   1997	   1996

	Utility Operations	$    0.56	$    0.61
	Nonutility Operations	     0.52	     0.32

		Consolidated	$    1.08	$    0.93


UTILITY OPERATIONS
					     Six Months Ended
					   June 30, 	   June 30,
					    1997   	    1996
					   Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
  Revenues		$	217,517	$	205,297
  Intersegment revenues			2,263		3,515
	219,780	208,812
EXPENSES:
  Power supply		66,234	66,745
  Transmission and distribution		15,909	15,021
  Selling, general and
    administrative		27,693	22,055
  Taxes other than income taxes		26,187	23,416
  Depreciation and amortization			26,462		23,095
		162,485		150,332

  INCOME FROM ELECTRIC OPERATIONS		57,295	58,480

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)		60,162	57,201
  Gas supply cost revenues		9,934	13,980
  Intersegment revenues			326		358
	70,422	71,539
EXPENSES:
  Gas supply costs		9,934	13,980
  Other production, gathering and
    exploration		4,675	4,691
  Transmission and distribution		5,636	5,907
  Selling, general and
    administrative		9,509	8,682
  Taxes other than income taxes		8,651	7,720
  Depreciation, depletion and
    amortization			6,503		5,860
				44,908		46,840

  INCOME FROM GAS OPERATIONS			25,514	24,699

INTEREST EXPENSE AND OTHER:
  Interest			24,566	23,051
  Distributions on QUIPS			2,746
  Other (income) deductions - net			(355)		(1,461)
			26,957		21,590

INCOME BEFORE INCOME TAXES AND DIVIDENDS			55,852		61,589

INCOME TAXES			23,468		24,758

DIVIDENDS ON PREFERRED STOCK			1,845		3,614

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	30,539	$	33,217

UTILITY OPERATIONS:

	Weather affects the demand for electricity and natural gas, especially among residential and commercial customers. Very cold winters increase demand, while mild weather reduces demand. The weather's effect is measured using degree-days. A degree-day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily actual temperature is less than the baseline. As measured by heating degree days, the temperatures for the first six months of 1997 in the Company's service territory were 7% warmer than 1996 and 1% warmer than the historic average.

Weather, streamflow conditions and the wholesale power markets in the Northwest and California influence the Company's electric wholesale revenues, power-purchase expenses and output of thermal generation. The surplus of hydroelectric power that existed in the region during the first six months of 1997 was managed more efficiently this year compared to 1996. Regional opportunity purchased-power prices were higher than last year and consequently, the Company's did not displace its thermal generation as it had during the second quarter of 1996. Margins on off-system sales are tightening as competition among suppliers increases.

As a result of the passage of electric and natural gas restructuring legislation and the Company's restructuring filings, electric generation and natural gas production assets of the Company will be removed from rate base. Consequently, Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" will no longer be applicable to these electric generation and natural gas production assets of the Company. The timing of this accounting change has not yet been determined. The Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) met in July 1997 to discuss issues related to removing the generation portion of a utility company from SFAS No. 71. Recovery of Company's existing regulatory assets related to these generation and production assets is provided in the electric restructuring legislation and the agreed-upon stipulations in the natural gas restructuring case. Based upon the EITF's conclusions regarding regulatory assets and liabilities and the Company's anticipated recovery of its regulatory assets, the Company believes that the discontinuation of regulatory accounting for these generation and production assets will not have a material impact on the Company's financial position or results of operations.

Preliminary calculations required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" do not indicate a need for any material write-off of physical generation or natural gas production assets.


Electric Utility:


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)
		6/30/97 	6/30/96		6/30/97	6/30/96	6/30/97	6/30/96
Revenues:

Residential,
	Commercial &
	Government	$135,773	$124,631	9%	2,165	2,163	0%	275,098	270,512	2%
Industrial	  50,893	51,949	(2)%	1,210	1,199	1%	2,898	2,673	8%
	General Business	186,666	176,580	6%	3,375	3,362	0%	277,996	273,185	2%
Sales to Other
	Utilities	25,381	22,822	11%	1,392	1,327	5%	83	75	11%
Other	5,470	5,895	(7)%
Intersegment		2,263	3,515	(36)%	78	244	(68)%	229	231	(1)%
	Total		219,780	208,812	5%	4,845	4,933	(2)%	278,308	273,491	2%

Power Supply
	Expenses:
Hydroelectric	10,123	9,544	6%	2,116	2,245	(6)%
Steam 	25,276	20,920	21%	1,870	1,704	10%
Purchases
	and Other		30,835	36,281	(15)%	1,365	1,323	3%
	Total Power Supply	$	66,234	$ 66,745	(1)%	5,351	5,272	1%
Cents Per kWh		$1.244	$1.266



Income from electric operations during the first six months of 1997 decreased approximately $1,200,000, or 2 percent, compared to 1996. The decrease is primarily the result of higher than expected maintenance expenses for a major overhaul at the Billings steam plant during the second quarter of 1997 and the recording of a $3,600,000 metering correction in 1996.

Revenues from general business customers increased $10,000,000 principally due to higher rates and customer growth. The increase was partially offset by reduced volumes sold due to warmer weather experienced during the earlier months of the year. The increases in secondary sales volumes and prices more than offset the decrease in revenue resulting from the expiration of a firm sales contract in early 1996. However, the margins realized on energy for resale were not as high during the second quarter 1997 as those received in the first quarter due in part to increased competition. Excluding the metering correction mentioned above, purchased-power costs declined largely due to the expiration of two higher-priced firm contracts. Selling, general and administrative (SG&A) expenses increased primarily due to additional severance costs recorded in 1997 and a reduction in credits for capitalized labor. Also, as a result of the separation of transmission and generation functions per FERC Order No. 888 certain costs previously recognized as operating expenses are now classified as SG&A expenses. SG&A costs invoiced to the non-operating owners decreased from 1996 as a result of reduced payroll costs at the Colstrip units. Taxes other than income taxes increased due to increased property taxes resulting from property additions. Depreciation expense increased as a result of greater plant investment and a change in the PSC-approved depreciation rate.


Natural Gas Utility:


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)
		6/30/97	6/30/96		6/30/97	6/30/96	6/30/97	6/30/96
Revenues:

Residential
	and Commercial		$ 60,547	$ 61,813	(2)%	13,403	13,750	(3)%	140,945	136,658	3%
Industrial	   1,538		1,596	(4)%	359	375	(4)%	415	421	(1)%
	Subtotal		62,085	63,409	(2)%	13,762	14,125	(3)%	141,360	137,079	3%
Gas Supply Cost
	Revenues (GSC)		(9,934)	(13,980)	(29)%
	General Business
	without GSC	52,151	49,429	6%	13,762	14,125	(3)%	141,360	137,079	3%
Sales to Other
	Utilities	487	487		147	146	1%	4	3	33%
Transportation	4,818	4,867	(1)%	14,490	12,892	12%	38	32	19%
Other		2,706	2,418	12%
	Total		$	60,162	$ 57,201	5%	28,399	27,163	5%	141,402	137,114	3%


	Customer growth and higher tariff rates resulted in an increase in natural gas revenues from general business customers during the first six months of 1997. Increased revenues were partially offset by reduced volumes sold due to warmer weather. Gas supply cost revenues and expenses, which are always equal due to rate and accounting procedures, decreased as a result of reduced volumes sold and amortization of prior period over-collections.


Interest Expense and Other:

	The change in interest expense is the result of increased borrowings offset by lower rates. Since QUIPS have a mandatorily redeemable feature, which causes the distributions to have characteristics of interest rather than preferred stock dividends, these distributions are treated as interest expense. Other income changed during the period due to costs associated with the property transfer of Flint Creek Dam to Granite County, Montana during the second quarter 1997.


NONUTILTY OPERATIONS

					     Six Months Ended
					   June 30, 	   June 30,
					    1997   	    1996
					   Thousands of Dollars
COAL:

REVENUES:
  Revenues		$	78,121	$	69,709
  Intersegment revenues			14,649		13,033
	92,770	82,742
EXPENSES:
  Operations and maintenance		54,936	52,830
  Selling, general and
    administrative		10,098	10,555
  Taxes other than income taxes		10,238	8,842
  Depreciation, depletion and
    amortization		  2,747		2,221
			78,019			74,448

  INCOME FROM COAL OPERATIONS		14,751	8,294

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		76,808	58,469
  Intersegment revenues			195		166
	77,003	58,635
EXPENSES:
  Operations and maintenance		47,938	35,451
  Selling, general and
    administrative		5,006	4,932
  Taxes other than income taxes		2,653	1,758
  Depreciation, depletion and
    amortization			8,435		8,588
		64,032		50,729

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		12,971	7,906

INDEPENDENT POWER:

REVENUES:
  Revenues		34,218	38,000
  Earnings from unconsolidated
    investments		4,672	5,859
  Intersegment revenues			1,214		421
	40,104	44,280

EXPENSES:
  Operations and maintenance		30,660	31,486
  Selling, general and
    administrative		2,196	1,866
  Taxes other than income taxes		1,246	882
  Depreciation, depletion and
    amortization			966		1,568
		35,068		35,802

INCOME FROM INDEPENDENT POWER OPERATIONS		$  5,036	$  8,478

NONUTILITY OPERATIONS (continued)

					     Six Months Ended
					   June 30, 	   June 30,
					   1997    	   1996
					   Thousands of Dollars

TELECOMMUNICATIONS:

REVENUES:
  Revenues		$15,074	$12,879
  Intersegment revenues			386
		15,460	12,879

EXPENSES:
  Operations and maintenance		10,364	8,499
  Selling, general and
    administrative		3,526	2,722
  Taxes other than income taxes		329	192
  Depreciation, depletion and
    amortization			541		435
			14,760		11,848

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		700	1,031

OTHER OPERATIONS:

REVENUES:
  Revenues		705	545
  Intersegment revenues			1,114		409
		1,819	954
EXPENSES:
  Operations and maintenance		695	555
  Selling, general and
    administrative		2,649	1,301
  Depreciation, depletion and
    amortization			266		339
		3,610		2,195

  LOSS FROM OTHER OPERATIONS		(1,791)	(1,241)

INTEREST EXPENSE AND OTHER:
  Interest		2,899	1,978
  Other (income) deductions - net		(14,177)		(2,341)
		(11,278)		(363)

INCOME BEFORE INCOME TAXES		42,945	24,831

INCOME TAXES			14,372		7,061

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK			$28,573	$17,770

NONUTILITY OPERATIONS:

Coal Operations:

	Income from coal operations for the six months ended June 1997 increased due to significantly higher volumes of coal sold at the Rosebud Mine and higher volumes of lignite sold at the Jewett Mines. Revenues from the Rosebud Mine increased $7,700,000. Volume of coal sold to Colstrip Units 3 & 4 in 1997 increased more than 100% due to the plants being curtailed during the same period in 1996 as a result of the availability of low-cost hydroelectric power in the region. This increase was partially offset by a price reduction resulting from the settlement of a dispute with Puget, a slight decrease in volumes sold to Colstrip Units 1 & 2 and the reduction in sales to the Corette Plant resulting from the 1996 switching of fuel suppliers for early compliance with air quality standards. Coal volumes sold to the Colstrip units throughout the remainder of the year are not expected to be materially impacted by hydroelectric conditions in the region. Revenues from the Jewett mine increased $2,300,000 due to a 17% increase in volumes of lignite sold.

	Operation and maintenance expense and taxes other than income taxes increased primarily due to higher maintenance, royalties, and production taxes resulting from the increased volumes sold at both mines.


Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$   2
		-volume	    (3)%
		-price/bbl	   26%

	Natural gas	-revenue	$  12
		-volume	    4%
		-price/Mcf	   21%

	Miscellaneous		$   4


	Income from the oil and natural gas operations improved due to significantly higher market prices in the first quarter of 1997 and increased U.S. oil production throughout the period. During the second quarter, market prices for oil and natural gas returned to levels nearer those that were experienced in the second quarter of 1996. Revenues from U.S. oil operations increased $4,300,000 due to increased production resulting from a waterflood injection project initiated in 1996 and other additional production from existing wells along with higher market prices. The increase was partially offset by decreased Canadian oil production resulting from the sale of production properties in conjunction with the Company's increased emphasis on its natural gas operations. Miscellaneous revenues increased primarily as a result of increased processing and gathering revenues.

	Operation and maintenance expense for oil and natural gas operations increased due primarily to higher prices on natural gas purchases and increased production costs.


Independent Power Operations:

The decrease in revenue from independent power operations is primarily due to a $2,800,000 decrease in long-term power sales revenue resulting from the settlement reached with Puget. The $1,200,000 decrease in earnings from unconsolidated investments is largely the result of a change in the method of accounting for one of the investments due to a change in the Company's ownership interest and a back down of power at another project, which is not expected to continue for the remainder of the year. These decreases were partially offset by increased earnings from other unconsolidated investments.

Expenses for the six months ended decreased primarily due to lower project development costs and reduced amortization of independent power investments resulting from the accounting change previously discussed.


Telecommunications Operations:

	Revenues from telecommunications operations increased primarily due to higher volumes of long-distance minutes sold and the completion of equipment sales projects during the year. The increases were offset primarily by increased costs of sales. In the third quarter of 1997, the Company has begun receiving revenues on its new Washington to Minnesota, Colorado to Canada fiber optic network and these revenues are expected to increase in the fourth quarter of 1997.


Other Operations:

	In August 1997, the Company reached an agreement in principle to sell its 16 percent interest in the Brasilia gold mine located in Paracatu, Brazil, to TVX Gold Inc. of Toronto, Ontario for $20,000,000. The transaction is expected to close in the fourth quarter 1997.


Interest Expense and Other:

	Other income increased due to $12,800,000 of gains on dispositions of oil and natural gas properties realized in the first and second quarters. The increase was offset by costs associated with a discontinued SynCoal? project.


Quarter Ended June 30, 1997 and 1996:

Net Income Per Share of Common Stock:

	Net income for the quarter ended June 30, 1997 was 25 cents per share, an increase of two cents per share over the second quarter 1996.

	Nonutility earnings increased eight cents per share due primarily to increased earnings from coal operations as the increase in coal volumes sold to the Colstrip generating units more than offset the decrease in coal prices resulting from the settlement of a dispute with Puget earlier this year. The Colstrip units are operating normally this quarter after being displaced during the second quarter of 1996 due to the availability of low-cost power in the region. Nonutility earnings include an after-tax gain of $4,400,000 on the sale of a Canadian oil property. Net income from independent power operations decreased three cents per share for the second quarter principally due to a decrease in long-term power sales revenue resulting from the settlement with Puget. Utility earnings for the second quarter of 1997 decreased six cents per share primarily due to a $3,600,000 before-tax metering correction recorded in the second quarter of 1996 and unanticipated 1997 maintenance costs at the Billings steam plant.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share:

	      Quarter Ended
	 June 30,	 June 30,
	   1997	   1996

	Utility Operations	$    0.05	$    0.11
	Nonutility Operations	     0.20	     0.12

		Consolidated	$    0.25	$    0.23


UTILITY OPERATIONS

					       Quarter Ended
					   June 30, 	   June 30,
					    1997   	    1996
					   Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
  Revenues		$	95,827	$	85,410
  Intersegment revenues			926		1,487
		96,753	86,897
EXPENSES:
  Power supply			30,668	24,999
  Transmission and distribution			7,934	7,562
  Selling, general and
    administrative			13,488	10,742
  Taxes other than income taxes			13,208	11,478
  Depreciation and amortization			13,248		11,548
		78,546		66,329

  INCOME FROM ELECTRIC OPERATIONS			18,207	20,568

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)			19,934	19,313
  Gas supply cost revenues			3,082	3,904
  Intersegment revenues			93		151
		23,109	23,368
EXPENSES:
  Gas supply costs			3,082	3,904
  Other production, gathering and
    exploration			2,208	2,325
  Transmission and distribution			2,760	2,837
  Selling, general and
    administrative			4,752	4,334
  Taxes other than income taxes			4,342	3,708
  Depreciation, depletion and
    amortization			3,247		2,929
		20,391		20,037

  INCOME FROM GAS OPERATIONS			2,718	3,331

INTEREST EXPENSE AND OTHER:
  Interest			12,428	11,311
  Distributions on QUIPS			1,373
  Other (income) deductions - net			400		(966)
		14,201		10,345

INCOME BEFORE INCOME TAXES AND DIVIDENDS		6,724	13,554

INCOME TAXES			3,259		5,731

DIVIDENDS ON PREFERRED STOCK			922		1,807

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	2,543	$	6,016

UTILITY OPERATIONS:

Electric Utility:


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)
		6/30/97 	6/30/96		6/30/97	6/30/96	6/30/97	6/31/96
Revenues:

Residential
	and Commercial	$ 59,765	$ 52,185	15%	997	990	1%	274,853	270,263	2%
Industrial	  24,573	22,258	10%	607	591	3%	3,461	3,053	13%
	General Business	84,338	74,443	13%	1,604	1,581	1%	278,314	273,316	2%
Sales to Other
	Utilities	8,766	8,415	4%	494	468	6%	82	75	9%
Other	2,723	2,552	7%
Intersegment		926	1,487	(38)%	31	102	(70)%	230	232	(1)%
	Total		96,753	86,897	11%	2,129	2,151	(1)%	278,626	273,623	2%

Power Supply
	Expenses:
Hydroelectric	5,066	4,901	3%	1,033	1,110	(7)%
Steam 	13,817	9,433	46%	830	698	19%
Purchases
	and Other		11,785	10,665	11%	518	438	18%
	Total Power Supply	$	30,668	$ 24,999	23%	2,381	2,246	6%
Cents Per kWh		$1.244	$1.113


Income from electric operations during the second quarter 1997 decreased approximately $2,300,000, compared to 1996 primarily due to the reasons mentioned in the six months ended discussion.

Revenues from general business customers increased principally as a result of higher tariffs, increased customer growth and a rate design change which shifted revenue from the winter to the summer months. Revenues from sales to other utilities increased only slightly as the increases in secondary sales volumes and prices were mostly offset by the expiration of a firm sale contract in 1996. The Colstrip steam generating units returned to normal operations this year after being displaced during the second quarter of 1996 due to the availability of low-cost hydroelectric power in the region. Excluding the $3,600,000 metering correction recorded in the second quarter 1996, purchased-power costs declined largely due to the expiration of a higher-priced firm contract in 1996. Selling, general and administrative, taxes other than income taxes and depreciation expenses increased for the same reasons discussed previously.


Natural Gas Utility:


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)
		6/30/97	6/30/96		6/30/97	6/30/96	6/30/97	6/30/96
Revenues:

Residential
	and Commercial	$ 18,866	$ 19,157	(2)%	4,023	4,145	(3)%	140,690	136,472	3%
Industrial	     518	510	2%	121	120	1%	404	422	(4)%
	Subtotal		  19,384	19,667	(1)%	4,144	4,265	(3)%	141,094	136,894	3%
Gas Supply Cost
	Revenues (GSC)		(3,082)	(3,904)	(21)%
	General Business
	without GSC	16,302	15,763	3%	4,144	4,265	(3)%	141,094	136,894	3%
Sales to Other
	Utilities	134	130	3%	33	32	3%	4	3	33%
Transportation	2,273	2,291	(1)%	6,475	6,133	6%	34	30	13%
Other		1,225	1,129	9%
	Total		$	19,934	$ 19,313	3%	10,652	10,430	2%	141,132	136,927	3%


	Natural gas revenues from general business customers increased slightly in comparison to the second quarter 1996. Gas supply cost revenues and expenses, which are always equal due to rate and accounting procedures, decreased as a result of reduced volumes sold and amortization of prior period over-collections. The decrease was partially offset by higher commodity costs.

Interest Expense and Other:

	The change in interest expense and other is due to the reasons discussed previously in the six month ended discussion.



NONUTILITY OPERATIONS

					       Quarter Ended
					   June 30, 	   June 30,
					    1997   	    1996
					   Thousands of Dollars
COAL:

REVENUES:
  Revenues		$	35,547	$	31,319
  Intersegment revenues			6,773		4,836
	42,320	36,155
EXPENSES:
  Operations and maintenance		25,228	25,294
  Selling, general and
    administrative		5,487	5,420
  Taxes other than income taxes		4,419	3,467
  Depreciation, depletion and
    amortization			1,253		1,078
			36,387		35,259

  INCOME FROM COAL OPERATIONS		5,933	896

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		34,452	29,406
  Intersegment revenues			89		67
	34,541	29,473
EXPENSES:
  Operations and maintenance		23,469	17,802
  Selling, general and
    administrative		2,756	2,506
  Taxes other than income taxes		1,093	924
  Depreciation, depletion and
    amortization			4,135		4,635
		31,453		25,867

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		3,088	3,606

INDEPENDENT POWER:

REVENUES:
  Revenues		17,020	18,283
  Earnings from unconsolidated
    investments		1,647	3,150
  Intersegment revenues			397		352
	19,064	21,785

EXPENSES:
  Operations and maintenance		14,756	14,874
  Selling, general and
    administrative		1,107	1,044
  Taxes other than income taxes		751	451
  Depreciation, depletion and
    amortization			661		784
		17,275		17,153

INCOME FROM INDEPENDENT POWER OPERATIONS		$ 1,789	$ 4,632

NONUTILITY OPERATIONS (continued)

					       Quarter Ended
					   June 30, 	   June 30,
					    1997   	    1996
					   Thousands of Dollars

TELECOMMUNICATIONS:

REVENUES:
  Revenues		$	8,070	$	6,564
  Intersegment revenues			205
	8,275		6,564

EXPENSES:
  Operations and maintenance		5,529		4,335
  Selling, general and
    administrative		1,891	1,427
  Taxes other than income taxes		193	101
  Depreciation, depletion and
    amortization			287		212
		7,900		6,075

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		375		489

OTHER OPERATIONS:

REVENUES:
  Revenues		543		310
  Intersegment revenues			824		273
	1,367		583
EXPENSES:
  Operations and maintenance		(1,003)		291
  Selling, general and
    administrative		3,239		1,365
  Depreciation, depletion and
    amortization			133		165
		2,369		1,821

  LOSS FROM OTHER OPERATIONS		(1,002)	(1,238)

INTEREST EXPENSE AND OTHER:
  Interest		1,787		1,049
  Other (income) deductions - net			(9,427)		(1,412)
		(7,640)		(363)

INCOME BEFORE INCOME TAXES		17,823	8,748

INCOME TAXES			6,536		2,285

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	11,287	$	6,463

NONUTILITY OPERATIONS:

Coal Operations:

	Income from coal operations for the quarter increased due to the significantly higher volumes of coal sold to Colstrip Units 3 & 4 as presented in the six months ended discussion. Revenues from the Rosebud Mine increased $5,600,000 mostly due to the increase in volume of coal sold to Colstrip Units 3 & 4 as a result of plant curtailments in the second quarter of 1996 offset by price decreases resulting from the Puget settlement. Revenues increases at the Jewett mine resulting from higher volumes were partially offset by a reduction in reimbursable mining expenses primarily due to non-recurring relocation costs incurred the second quarter in 1996.

	The increase in operations and maintenance due to higher volumes at both mines was offset by the decrease in reimbursable mining expenses mentioned above. Taxes other than income taxes increased primarily due to higher production taxes resulting from the increased volumes and revenues.


Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$   -
		-volume	   (14)%
		-price/bbl	    8%

	Natural gas	-revenue	$   3
		-volume	    2%
		-price/Mcf	    8%

	Miscellaneous		$   2

	Income from the oil and natural gas operations for the quarter decreased as slightly higher market prices and increased U.S. oil production were more than offset by higher natural gas purchase costs and lower Canadian oil and natural gas production. For the quarter, miscellaneous revenues increased primarily as a result of increased processing and gathering revenues.


Independent Power Operations:

	Second quarter income from independent power operations decreased primarily as a result of decreased revenue from Colstrip Unit 4 long-term power sales and a decrease in earnings from unconsolidated investments as presented in the six months ended discussion.


Telecommunications Operations:

	For the quarter, increases in revenues from telecommunications operations increased primarily due to higher volumes of long-distance minutes sold and equipment sales were offset by increased costs of sales.


Interest Expense and Other:

	Other income increased primarily due to $7,800,000 gains on the disposition of oil properties in Canada.


 LIQUIDITY AND CAPITAL RESOURCES:

	On January 2, 1997, $5,000,000 of the 8.9% Series A Unsecured Medium-Term Notes matured. The Company used short-term borrowings to retire the Notes.

	During the first quarter 1997, $35,000,000 borrowed under a Nonutility Revolving Credit Agreement was repaid using short-term borrowings.

	In April 1997, the Company entered into a Revolving Credit Agreement for certain of its Nonutility operations. As a result, the Company's consolidated borrowing capacity increased from $135,000,000 to $220,000,000. Under terms of the agreement, the amount of the facility decreases on March 31, 1998, reducing the consolidated borrowing capacity to $160,000,000. At June 30, 1997, $75,000,000 had been borrowed under the new Agreement; a portion of which was used to fund the acquisition of Vessels' assets. See
Note 1 to the Consolidated Financial Statements for further discussion of Vessels.

	As discussed in Notes 1 and 5 to the Consolidated Financial Statements, the Company recorded approximately $57,000,000 in long-term debt related to the Kerr mitigation decision. Of this amount approximately $38,000,000 has been classified as due within one year. The Company is obligated to make a payment of $4,200,000 on or before August 24, 1997 to a fish and wildlife implementation fund in accordance with the FERC order.


SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended June 30, 1997, the Company's ratio of earnings to fixed charges was 3.26 times. Fixed charges include interest, distributions on QUIPS, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.


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

	During June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting in the financial statements of all items recognized as components of comprehensive income which is defined as changes in equity during the period from transactions, events or circumstances from nonowner sources. The statement is effective for fiscal years beginning after December 15, 1997.

Also during June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires the disclosure of certain operating information in complete financial statements as well as condensed statements for interim periods issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997.

The Company is evaluating SFAS No. 130 and SFAS No. 131 at this time to determine the effects on the financial statements and related disclosures. Although the statements will affect the presentation of the information, they are not expected to materially affect the Company's financial position or results of operations.

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


ITEM 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit 3(b)(2)		Amendment to By-laws dated May 12, 1997.

	Exhibit 12		Computation of ratio of earnings to fixed
charges for the twelve months ended
June 30, 1997.

	Exhibit 27			Financial data schedule


	(b)	Reports on Form 8-K

	      DATE      		                 SUBJECT

	April 21, 1997		Item 5. Other Events.  Discussion of First
			Quarter Net Income.

			Item 7. Exhibits. Consolidated Statements of Income for the Quarters Ended March 31,
1997 and 1996 and for the Twelve Months
Ended March 31, 1997 and 1996. Utility
Operations Schedule of Revenues and
Expenses for the Quarters Ended March 31,
1997 and 1996 and the Twelve Months Ended
March 31, 1997 and 1996. Nonutility
Operations Schedule of Revenues and
Expenses for the Quarters Ended March 31,
1997 and 1996 and the Years Twelve Months
Ended March 31, 1997 and 1996.

	June 25, 1997		Item 5. Other Events.  FERC decision on
Kerr Project mitigation.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	    THE MONTANA POWER COMPANY
	          (Registrant)

	By /s/ J. P. Pederson
		J. P. Pederson
Vice President and Chief
Financial and Information
Officer

Dated:  August 14, 199

EXHIBIT INDEX

Exhibit 3(b)(2)
Amendment to By-laws dated May 12, 1997

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended June 30, 1997

Exhibit 27
Financial data schedule




-14-
-32-

-35-