Form 10-Q
period 1997-09-30
MONTANA POWER CO /MT/
filed 1997-11-14
CIK 67727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

	On November 7, 1997 the Company had 54,661,474 shares of common stock outstanding.

	PART I
	FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME


						Nine Months Ended
						September 30,
						1997			1996
						Thousands of Dollars
REVENUES		$	731,661	$	678,397

EXPENSES:
	Operations		288,812	276,920
	Maintenance		60,631	49,810
	Selling, general and administrative		86,761	75,036
	Taxes other than income taxes		74,073	64,561
	Depreciation, depletion and amortization			70,117		65,138
		580,394		531,465

	INCOME FROM OPERATIONS		151,267	146,932

INTEREST EXPENSE AND OTHER:
	Interest		39,394	36,481
	Distributions on preferred
		securities of subsidiary trust		4,119
	Other (income) deductions - net			(13,742)		(4,196)
		29,771		32,285

INCOME TAXES			44,298		41,817

NET INCOME			77,198		72,830
DIVIDENDS ON PREFERRED STOCK			2,768		5,420

NET INCOME AVAILABLE FOR COMMON STOCK		$	74,430	$	67,410

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)			54,636		54,634

NET INCOME PER SHARE OF COMMON STOCK		$	1.36	$	1.23











The accompanying notes are an integral part of these statements.

	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME


					Quarter Ended
						September 30,
						1997			1996
						Thousands of Dollars
REVENUES		$	234,240	$	216,073

EXPENSES:
	Operations		98,455	89,058
	Maintenance		22,073	18,360
	Selling, general and administrative		27,955	24,587
	Taxes other than income taxes		24,767	21,751
	Depreciation, depletion and amortization			24,198		23,032
			197,448		176,788

	INCOME FROM OPERATIONS		36,792	39,285

INTEREST EXPENSE AND OTHER:
	Interest		13,958	12,803
	Distributions on preferred
		securities of subsidiary trust		1,373
	Other (income) deductions - net			(1,238)		(1,745)
		14,093		11,058

INCOME TAXES			6,458		9,998

NET INCOME			16,241		18,229
DIVIDENDS ON PREFERRED STOCK			923		1,807

NET INCOME AVAILABLE FOR COMMON STOCK		$	15,318	$	16,422

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (000)			54,645		54,632

NET INCOME PER SHARE OF COMMON STOCK		$	0.28	$	0.30













The accompanying notes are an integral part of these statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


	A S S E T S

				September 30,	December 31,
					1997			1996
				    Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
		UTILITY PLANT (includes $43,846 and $52,125
			plant under construction)
			Electric		$	1,846,430	$	1,764,702
			Natural gas			510,981		516,693
					2,357,411	2,281,395
		Less - accumulated depreciation and depletion			734,223		705,119
				1,623,188	1,576,276
	NONUTILITY PROPERTY (includes $73,055 and $39,252
		property under construction)		714,043	666,679
	Less - accumulated depreciation and depletion			251,917		256,489
					462,126		410,190
				2,085,314	1,986,466

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		49,241	53,035
	Reclamation fund		46,607	43,001
	Other			39,293		39,531
				135,141	135,567

CURRENT ASSETS:
	Cash and temporary cash investments			32,404
	Accounts receivable		111,568	142,347
	Notes receivable (Note 1)		30,944
	Materials and supplies (principally at average cost)		40,122	39,322
	Prepayments and other assets		33,961	26,063
	Regulatory assets		19,064		20,345
	Deferred income taxes			12,002		11,095
				247,661	271,576

DEFERRED CHARGES:
	Advanced coal royalties		19,611	19,298
	Regulatory assets related to income taxes		149,523	149,150
	Regulatory assets - other		64,437	66,688
	Other deferred charges			71,857		69,470
					305,428		304,606


				$	2,773,544	$	2,698,215

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S


				September 30,	December 31,
					1997			1996
					Thousands of Dollars

CAPITALIZATION:
		Common shareholders' equity:
			Common stock (120,000,000 shares authorized;
				54,650,901 and 54,630,994 shares issued)		$	692,464	$	691,853
			Retained earnings and other shareholders' equity		315,953	307,804
			Unallocated stock held by trustee for retirement
				savings plan			(26,569)		(28,360)
					981,848	971,297

		Preferred stock		57,654	57,654
		Company obligated mandatorily redeemable preferred
			securities of subsidiary trust, which holds solely,
			company junior subordinated debentures		65,000	65,000
	Long-term debt			700,769		633,339
				1,805,271	1,727,290

CURRENT LIABILITIES:
	Short-term borrowing		75,008	104,702
	Long-term debt - portion due within one year		76,405	69,268
	Dividends payable		22,495	22,707
	Income taxes		15,588	11,083
	Other taxes		63,315	41,667
	Accounts payable		49,219	62,218
	Interest accrued		15,045	11,909
	Deferred credits		18,381		10,621
	Accrued lease payments		7,920
	Other current liabilities			21,064		30,534
				364,440	364,709

DEFERRED CREDITS:
	Deferred income taxes		336,837	332,861
	Investment tax credit		43,215	44,467
	Accrued mining reclamation costs		129,507	129,878
	Other deferred credits			94,274		99,010
					603,833		606,216

CONTINGENCIES AND COMMITMENTS (Note 1)
				$	2,773,544	$	2,698,215

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

					Nine Months Ended
						September 30,
						1997			1996
						Thousands of Dollars

NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$	77,198	$	72,830
	Adjustments to reconcile net income to net cash
		provided by operating activities:
		Depreciation, depletion and amortization		70,117	65,138
		Deferred income taxes		2,444	3,937
		Noncash earnings form unconsolidated
			independent power investments.		(7,648)	(8,497)
		Reclamation expensed and paid - net		(371)	5,558
		Other noncash charges to net income - net		21,624	(14,278)
		Changes in other assets and liabilities:
			Accounts and notes receivable		(166)	52,818
			Materials and supplies		(799)	1,814
			Accounts payable		(5,077)	(13,184)
			Other - net			(13,698)		20,444

		Net cash provided by operating activities		143,624	186,580

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(197,302)	(108,015)
	Reclamation funding		(3,606)	(42,295)
	Sales of property		48,407	6,187
	Additional investments			(135)		(1,871)

		Net cash used by investing activities		(152,636)	(145,994)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid		(68,326)	(71,008)
	Sales of common stock		529	813
	Issuance of long-term debt		104,906	18,812
	Retirement of long-term debt		(30,740)	(7,591)
	Issuance of mandatorily redeemable preferred
		securities of subsidiary trust		(67)
	Net change in short-term borrowing			(29,694)		23,481

		Net cash used by financing activities			(23,392)		(35,493)

CHANGE IN CASH FLOWS		(32,404)	5,093
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			32,404		15,541
CASH AND CASH EQUIVALENTS, END OF PERIOD			-		$	20,634


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Nine Months For:
		Income taxes		$	27,614	$	38,793
		Interest		39,964		34,670

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying financial statements of the Company for the interim periods ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

	On June 25, 1997, FERC approved a mitigation plan, substantially adopting the Department's conditions. FERC's order requires the Company to change
Project operations from peaking and load following to "baseload" generation.
The order requires the Company to make payments, beginning within 60 days of the date of the order, to a fish and wildlife mitigation fund. The payments are to be deposited in a separate interest-bearing account jointly held by the Tribes and the Company and managed by a fiduciary according to the terms of an escrow agreement. The Tribes, in consultation with the Company, may use moneys in the fund for the benefit of fish and wildlife. Required payments include a payment of approximately $15,600,000 for the period from 1985 to 1997, a two-part "start-up" payment of $2,800,000 and $1,100,000, the second part due a year from the date of the order, and annual payments of approximately
$1,400,000 payable through the end of the license term in 2035 or until the Tribes elect to accept transfer of the license on or after 2015. In addition, the order requires the Company to purchase approximately 6,800 acres of habitat and build a revetment to minimize erosion at the north end of Flathead Lake.
The net present value of the total amount attributed to the mitigation plan is approximately $57,000,000, which the Company recognized as license costs in plant and long-term debt in the Consolidated Balance Sheet during the second quarter 1997. FERC concluded that the Department's conditions adversely affect the Project's economics, but that, under the Federal Power Act, it has no authority to reject or modify them. FERC noted, however, that the reasonableness of the Department's conditions may be appealed to the Federal Court of Appeals for review.

On July 30, 1997, the Company obtained from FERC a stay of the obligation to make the $15,600,000 payment and on August 25, 1997, the Company paid into the fund, the "start-up" payment of $2,800,000 and the first annual payment of $1,400,000, reducing the current portion of long-term debt. The Company, the Tribes and the Department have requested rehearing. In the event that FERC does not alter the order to correct the unreasonableness of the Department's conditions, the Company expects to seek judicial review.

	In November 1992, the Company applied to FERC to relicense nine Madison and Missouri River hydroelectric projects, with generating capacity of 292 megawatts. On September 26, 1997, FERC Staff issued its draft environmental impact statement, recommending acceptance of most of the measures proposed by the Company in its application. FERC Staff recommended adoption of limited additional measures. The Company is analyzing the recommendations to prepare comments. Preliminary analysis suggests that the FERC staff's recommendations do not materially change the cost of relicensing and proposed environmental mitigation, previously estimated to be approximately $158,000,000 on a net present value basis. The Company expects to receive a license order in late 1998 or early 1999.

	In 1994, the Company entered an agreement to purchase 98 megawatts of capacity during the winter months from Basin Electric Power Cooperative (Basin), delivery of which was to begin in November 1996. The purchase obligation under the agreement was from November 1, 1996 to April 30, 2010. Under the terms of the agreement, the Company would have purchased seasonal power between November and April of each year at a cost estimated to be approximately $11,200,000 in 1997 and escalating annually, under the terms of the contract. In October 1996, the Company requested that Basin prepare to deliver the electricity at alternative delivery points. Basin refused, and the Company rescinded the agreement on October 31, 1996.

	On November 5, 1996, Basin sued the Company in the Federal District Court for the Southwestern District of North Dakota seeking specific performance, a stay of the litigation and an order compelling the Company to arbitrate the dispute. On March 20, 1997, the court ordered that all claims and counterclaims, except counterclaims against Basin regarding antitrust and wrongful interference with business or trade, be sent immediately to arbitration. All litigation is stayed pending further order of the court. The arbitration hearing concluded in October 1997. The arbitrator's decision is expected by the end of the year. As of September 30, 1997, the Company had not accrued approximately $7,900,000 that would have been payable under the terms of the rescinded agreement. The outcome of this dispute cannot be predicted at this time.

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

Houston Lighting & Power (HL&P), the purchaser of lignite produced by Northwestern Resources Co. (Northwestern), a Company subsidiary, has filed litigation in the District Court of the 157th Judicial District, Harris County, Texas, seeking, among other remedies, a declaratory judgment that changed conditions require a renegotiation of management and dedication fees paid to Northwestern under the terms of the Lignite Supply Agreement (LSA) between it and Northwestern. The LSA governs the delivery of approximately 9,000,000 tons of lignite per year and is effective until July 29, 2015. Under the terms of the LSA, Northwestern realizes approximately $25,000,000 per year from these fees. HL&P alleges Northwestern failed to renegotiate these fees in good faith as HL&P alleges the agreement requires. As its remedy, HL&P is seeking a reduction in excess of 60% in the LSA fees. It alleges that the reduction should be retroactive to September 1, 1995. Additionally, HL&P is seeking a declaration that it may substitute other fuels for lignite without violating the LSA. If HL&P does not have this right, it further seeks a declaration that the absence of this right constitutes a gross inequity, which entitles HL&P to have the court reform the LSA to provide the right to substitute fuels. Trial testimony began October 20, 1997 and the trial should conclude by the end of November 1997. The outcome of this litigation cannot be predicted.

	In the HL&P case, the court granted a summary judgment motion filed by HL&P and declared that HL&P may substitute other fuel for lignite under the LSA, without incurring standby charges. Northwestern has preserved its right to appeal this ruling. It is the Company's belief that, even if this ruling is upheld, lignite provided under the LSA will be a more economic source of fuel than other options currently available to HL&P. However, if such ruling is upheld, there can be no assurance that HL&P will not at some time seek other sources of fuel.

	The Company and its subsidiaries are party to various other legal claims, actions and complaints arising in the ordinary course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated financial position or its consolidated results of operations.

On February 28, 1997, the Company, through a Nonutility oil and natural gas subsidiary, North American Resources Company (NARCO), signed agreements for the acquisition of $85,000,000 of oil and natural gas assets from Vessels Energy, Inc. (Vessels). These assets, in the Denver-Julesburg Basin north of Denver, will allow NARCO to double its production of oil, natural gas and natural gas liquids in that area. On April 23, 1997, NARCO acquired $41,000,000 of Vessels' gathering, transmission and processing assets and also acquired an option, exercisable through year-end, to purchase $44,000,000 of Vessels' exploration and production assets. The acquisition is being financed internally from the oil and natural gas operations and by the use of bank financing. The Company is selling non-strategic oil and natural gas assets in a manner that allows it to acquire the exploration and production properties of Vessels in a transaction that will qualify as a like-kind exchange under the Internal Revenue Code. At September 30, 1997, the Company had a short-term note receivable from an unrelated party associated with the acquisition of Vessel's exploration and production assets which is expected to be realized before year-end 1997.

During the third quarter of 1997, the Company entered into an operating lease arrangement for approximately $20,000,000 of automated meter reading
(AMR) equipment for its electric and natural gas customers, to be acquired and installed over the next two years. Operating lease payments are calculated, using a seven-year lease term, when an installation is complete. At September 30, 1997, the Company's minimum lease payments on AMR equipment that had been installed were not material.


NOTE 2 - RATES, REGULATORY AND LEGISLATIVE MATTERS:

Electric:

The Company is transitioning to retail electric competition over the next several years. Montana's "Electric Industry Restructuring and Customer Choice Act", which was supported by the Company and others, was passed by the Montana Legislature and signed into law by the Governor in May 1997.

The legislation provides for choice of electricity supplier for the Company's large customers by July 1, 1998, for pilot programs for residential and small commercial customers by July 1, 1998 and for all customers no later than July 1, 2002. Transmission and distribution services will remain fully regulated by FERC and the Montana Public Service Commission (PSC). Generation assets will be removed from rate base no later than July 1, 1998 and costs will be recoverable in utility operations through a cost-based contract between the Company's regulated operations and its non-regulated Supply Division through July 1, 2002 for those customers that do not have choice or have not selected a competitive based supplier. The Company's Supply Division will compete for customers that have choice during and after the transition period is complete. The legislation established a rate moratorium on electric rates for all customers for two years beginning July 1, 1998, and an electric-energy supply component rate moratorium for an additional two years for smaller customers. The legislation contemplates that rates cannot be increased under the rate moratorium except under limited circumstances.

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

As a result of a three-year rate plan approved by the PSC, electric rates increased 4.2% or approximately $14,800,000 on July 1, 1996. The plan also included a revenue increase of 2.4% or approximately $8,800,000, effective January 1, 1997, and an additional 2.4% increase or approximately $9,000,000 is scheduled to go into effect on January 1, 1998.

Natural Gas:

The Natural Gas Restructuring and Customer Choice Act (Act) was also passed by the Montana Legislature and signed into law in May 1997. This legislation allowed for natural gas utilities to open their systems to full customer choice for gas supply and authorized the issuance of transition bonds to lower transition costs. In July 1996, the Company filed a formal open-access and restructuring plan with the PSC that proposed an immediate increase in the number of customers eligible to choose their own natural gas supplier, with all customers having choice by mid-2002, and the recovery of natural gas production and regulatory assets that will be uneconomic or stranded under full customer choice.

On October 28, 1997, the PSC approved an order giving the Company's natural gas customers the right to choose their own suppliers based upon stipulation agreements agreed-to by the Company and many of the contesting parties to the July 1996 filing. Natural gas transmission, distribution and storage will remain regulated by the PSC. The decision allows approximately 230 smaller industrial and larger commercial customers using 5,000 decatherms or more of natural gas annually, to have choice by early November 1997. The 230 customers represent an additional 5% of the Company's pre-transportation load that may choose their own supplier. Natural gas customers who use 60,000 or more decatherms of natural gas annually, which included 23 industrial customers who represented 49% of the Company's pre-transportation load, have had choice since 1991. The Company's remaining 140,000 customers will have choice no later than July 1, 2002. A pilot program allowing approximately 3,500 residential and small commercial customers to choose their own supplier, beginning with the 1998-99 heating season, will also be implemented.

The PSC order also reduced annual natural gas revenues by $2,800,000 or 2.3% and froze base rates for two years. The order also addressed the recovery of $60,000,000 associated with stranded natural gas production and regulatory assets through a competitive transition charge (CTC) and the implementation of a non-bypassable Universal System Benefits Charge for public purpose programs. As the Act allows for the securitization of transition costs, the Company is pursuing the issuance of transition bonds that will refinance the transition costs at a lower cost of capital. A natural gas transition cost financing filing will be made in November 1997 to the PSC.

The Company does not anticipate a materially negative impact on earnings due to the reduction in natural gas supply revenues from customers choosing other suppliers as the decrease will be offset by reduced natural gas supply costs, CTC charges, transportation and distribution revenues and transition bond financing savings.

	On July 1, 1996, natural gas rates increased 5.3% or approximately $6,700,000 annually as a result of a PSC-approved rate order.


NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS:

The Company has a formal policy regarding the execution, recording, and reporting of derivative instruments. The purpose of the policy is to manage a portion of the price risk associated with its Nonutility producing assets and firm-supply commitments. The Company uses derivatives as hedging instruments to achieve revenue targets, reduce earnings volatility, and provide stable cash flow. When fluctuations in natural gas and crude oil market prices result in the Company realizing gains on the price swap agreements into which it has entered, the Company is exposed to credit risk relating to the nonperformance by counterparties of their obligation to make payments under the agreements. Such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. The Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.

To manage a portion of Nonutility price risk, the Company uses a variety of derivative instruments including crude oil and natural gas swap, collar, and cap agreements to hedge revenue from anticipated production of crude oil and natural gas reserves and supply costs to its firm markets. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and a variable price of oil or natural gas when the hedged transaction is settled. The variable price is either a crude oil or natural gas price quoted on the New York Mercantile Exchange or a quoted natural gas price in Inside FERC's Gas Market Report or other recognized industry index. These variable prices are highly correlated with the market prices received by the Company for its natural gas and crude oil production. Under collar agreements, the Company makes or receives monthly payments at the settlement date when the actual price of oil or natural gas exceeds the ceiling or drops below the floor established in the agreement. Under cap agreements, the Company makes or receives monthly payments at the settlement date based on the differential between the actual price of oil or natural gas and the cap established in the agreement depending on whether the Company sells or buys a cap. At September 30, 1997, the Company had cap agreements on approximately 138,000 barrels of crude oil, or 51% of its expected production from proved, developed and producing oil reserves through December 1997. The Company had cap and swap agreements on approximately 4.4 Bcf of Nonutility natural gas; or 21% of its expected production from proved, developed and producing Nonutility natural gas reserves through November 1998. In addition, the Company had swap and collar agreements to hedge approximately 900 Mmcf of Nonutility natural gas, or 16% of its expected delivery obligations under long-term natural gas sales contracts through March 1998.

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

Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. The Company uses the accrual method to record its gains or losses. If the Company terminates a price swap agreement prior to the date of the anticipated natural gas or crude oil production, the gain or loss from the agreement is deferred in the Consolidated Balance Sheet at the termination date. When the anticipated natural gas or crude oil production occurs, the gain or loss from the price swap agreement is recognized in the Consolidated Statement of Income. If the Company determines that a portion of its anticipated natural gas or crude oil production will not occur, thus creating a matching problem between the price swap agreements and the anticipated production, any such unmatched price swap agreements are marked-to-market and any unrealized gain or loss is recorded in the Consolidated Statement of Income. At September 30, 1997, the Company had no material deferred gains or losses related to these transactions.

	The Company also has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and natural gas price fluctuations. At September 30, 1997, the Company believes it would not experience any materially adverse impacts from the risks inherent in these instruments.


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

	In June 1997, in response to FERC's decision regarding the Kerr mitigation plan discussed in Note 1 to the Consolidated Financial Statements, the Company recognized long-term debt of approximately $57,000,000. Approximately $35,000,000 is classified as due within one year in the Consolidated Balance Sheet at September 30, 1997.

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

	Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning the Company's revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, planned capital expenditures, financing needs and availability, and changes in the utility industry. Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include general economic and weather conditions in the areas in which the Company has operations, competitive factors and the impact of restructuring initiatives in the electric and natural gas industry, market prices, environmental laws and policies, federal and state regulatory and legislative actions, drilling successes in oil and natural gas operations, changes in foreign trade and monetary policies, laws and regulations related to foreign operations, tax rates and policies, rates of interest and changes in accounting principles or the application of such principles to the Company.

Utility Restructuring:

	See Note 2 to the Consolidated Financial Statements for a discussion of electric and natural gas restructuring legislation and the Company's restructuring filings with the PSC.

Results of Operations:

	The following discussion presents significant events or trends that have had an effect on the operations of the Company or which are expected to have an impact on operating results in the future.


For the Nine Months Ended September 30, 1997 and 1996:

Net Income Per Share of Common Stock:

	Consolidated net income per share for the nine months ended September 30, 1997 was $1.36, an increase of 13 cents over the same period last year.

Earnings from Nonutility oil and natural gas operations contributed significantly to the increase primarily due to considerably higher market prices for natural gas during the first quarter of 1997 and gains on the sales of non-strategic properties as the Company focuses its efforts on natural gas markets. Coal operations earnings increased primarily due to increased sales to the Colstrip generating units, moderated somewhat by decreased prices. The Colstrip units are operating normally this year after being curtailed during the second quarter of 1996 due to the availability of low-cost power in the region. Earnings from independent power operations decreased primarily due to a reduction in long-term power sales revenue resulting from a settlement with Puget Sound Energy.

	Nine-month ended Utility earnings decreased due to weather related reductions in electric and natural gas volumes sold and increases in steam plant maintenance, interest expenses, property taxes and selling, general and administrative costs. Decreased earnings were partially offset by customer growth and increased revenues related to higher electric and natural gas rates. Lower purchased power costs and higher electric wholesale prices also moderated the decreases.

			Nine Months Ended
		September 30,
				1997  		1996

	Utility Operations	$	0.61	$	0.68
	Nonutility Operations		0.75		0.55

		Consolidated	$	1.36	$	1.23

UTILITY OPERATIONS
						Nine Months Ended
						September 30,
						1997			1996
						Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
	Revenues		$	323,635	$	305,013
	Intersegment revenues			3,403		4,526
	327,038	309,539
EXPENSES:
	Power supply		99,754	99,726
	Transmission and distribution		23,936	23,368
	Selling, general and administrative		40,435	32,010
	Taxes other than income taxes		39,057	34,878
	Depreciation and amortization			39,986		35,814
		243,168		225,796

	INCOME FROM ELECTRIC OPERATIONS		83,870	83,743

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply cost revenues)		72,504	70,413
	Gas supply cost revenues		11,135	15,469
	Intersegment revenues			439		463
	84,078	86,345
EXPENSES:
	Gas supply costs		11,135	15,469
	Other production, gathering and exploration		6,781	6,921
	Transmission and distribution		8,398	8,911
	Selling, general and administrative		14,217	12,496
	Taxes other than income taxes		12,811	11,379
	Depreciation, depletion and amortization			9,750		8,995
				63,092		64,171

	INCOME FROM GAS OPERATIONS			20,986	22,174

INTEREST EXPENSE AND OTHER:
	Interest			38,107	35,091
	Distributions on QUIPS			4,119
	Other (income) deductions - net			(384)		(1,609)
			41,842		33,482

INCOME BEFORE INCOME TAXES AND DIVIDENDS			63,014		72,435

INCOME TAXES			26,695		29,960

DIVIDENDS ON PREFERRED STOCK			2,768		5,420

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	33,551	$	37,055

UTILITY OPERATIONS:

	Weather affects the demand for electricity and natural gas, especially among residential and commercial customers. Very cold winters increase demand, while mild weather reduces demand. The weather's effect is measured using degree-days. A degree-day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily actual temperature is less than the baseline. As measured by heating degree-days, the temperatures for the first nine months of 1997 in the Company's service territory were 8% warmer than 1996 and comparable to the historic average.

Weather, streamflow conditions and the wholesale power markets in the Northwest and California influence the Company's electric wholesale revenues, power-purchase expenses and output of thermal generation. Regional opportunity purchased-power prices were higher than last year and consequently, the Company did not curtail its thermal generation as it had during the second quarter of 1996. Margins on off-system sales are tightening as competition among suppliers increases.

As discussed in Note 2 to the Consolidated Financial Statements, on
October 28, 1997, the PSC approved an order addressing the Company's natural gas restructuring filing. The Company does not anticipate a materially negative impact on earnings from the additional customers choosing other suppliers.

As a result of the passage of electric and natural gas restructuring legislation and the Company's restructuring filings, electric generation and natural gas production assets of the Company will be removed from rate base. Consequently, Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" will no longer be applicable to these electric generation and natural gas production assets of the Company. As a consequence of the issuance by the PSC of the natural gas restructuring order, the Company's natural gas production assets will be removed from SFAS No. 71 accounting in the fourth quarter of 1997. The timing of the removal of the electric generating assets from SFAS No. 71 has not yet been determined. The Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) met in July 1997 to discuss issues related to removing the generation portion of a utility company from SFAS No. 71. Recovery of Company's existing regulatory assets related to these natural gas production assets was provided in the PSC order and recovery of existing regulatory assets related to electric generation is provided in the electric restructuring legislation. Based upon the EITF's conclusions regarding regulatory assets and liabilities and the Company's anticipated recovery of its regulatory assets, the Company believes that the discontinuation of regulatory accounting for these generation and production assets will not have a material impact on the Company's financial position or results of operations. Preliminary calculations required by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" do not indicate a need for any material write-off of physical electric generation or natural gas production assets.


Electric Utility:


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)
		9/30/97 	9/30/96		9/30/97	9/30/96	9/30/97	9/30/96
Revenues:

Residential,
	Commercial &
	Government	$	197,171	$	181,797	8%	3,197	3,207	0%	275,251	270,828	2%
Industrial		78,425	78,223	0%	1,906	1,921	(1)%	3,464	3,368	3%
	General Business	275,596	260,020	6%	5,103	5,128	0%	278,715	274,196	2%
Sales to Other
	Utilities	38,381	36,650	5%	2,112	1,973	7%	84	77	9%
Other	9,658	8,343	16%
Intersegment		3,403	4,526	(25)%	112	295	(62)%	229	229	0%
	Total	$	327,038	$	309,539	6%	7,327	7,396	(1)%	279,028	274,502	2%

Power Supply
	Expenses:
Hydroelectric	$	15,394	$	14,604	5%	3,095	3,178	(3)%
Steam 	39,945	33,476	19%	3,097	2,933	6%
Purchases
	and Other		44,415	51,646	(14)%	1,989	1,918	4%
	Total Power Supply	$	99,754	$	99,726	0%	8,181	8,029	2%
Cents Per kWh		$1.219	$1.242


	Revenue increases from general business customers during the first nine months of 1997 were primarily a result of higher rates, customer growth and a 1997 change in rate design that shifted a portion of revenue from winter to summer months. These increases were partially offset by volume decreases related to warmer weather. Higher prices and greater volumes sold in the wholesale electric market more than offset decreases related to the expiration of a high-priced firm sales contract in the second quarter of 1996.

Increased power supply expenses related to maintenance costs at the Billings steam plant, greater secondary purchase volumes and higher qualifying facility rates were offset by reductions related to the expiration of two high-priced firm purchase contracts in the first half of 1996. Selling, general and administrative expenses for the period increased largely due to reduced billings to third parties, increased consulting and outsourcing charges and expense allocation changes. Taxes other than income taxes increased due to higher property taxes related to property additions. Depreciation expense increased as a result of greater plant investment and a change in the PSC-approved depreciation rate.




Natural Gas Utility:


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)
		9/30/97	9/30/96		9/30/97	9/30/96	9/30/97	9/30/96
Revenues:

Residential,
	Commercial &
	Government 	$	70,320	$	72,573	(3)%	15,181	15,707	(3)%	140,412	136,520	3%
Industrial		1,869	1,959	(5)%	435	456	(5)%	395	420	(6)%
	Subtotal		72,189	74,532	(3)%	15,616	16,163	(3)%	140,807	136,940	3%
Gas Supply Cost
	Revenues (GSC)		(11,135)	(15,469)	(28)%
	General Business
	without GSC		61,054	59,063	3%	15,616	16,163	(3)%	140,807	136,940	3%
Sales to Other
	Utilities		558	563	(1)%	154	155	(1)%	4	3	33%
Transportation		6,961	7,012	(1)%	19,527	19,114	2%	41	37	11%
Other		3,931	3,775	4%
	Total		$	72,504	$	70,413	3%	35,297	35,432	0%	140,852	136,980	3%



	Natural gas revenues, excluding gas supply cost revenues, increased for the first nine months of 1997 due to slightly higher tariff rates and customer growth. Revenue increases were partially offset by lower volumes sold due to warmer weather. Selling, general and administrative expenses and taxes other than income taxes increased due to the reasons mentioned in the Electric Utility nine months ended discussion.


Interest Expense and Other:

	Medium-term note and QUIPS issuances at the end of 1996 resulted in increased interest expense for the first nine months of 1997. Interest related to the Kerr Project mitigation liability also contributed to the increase. Other income decreased for the period due to costs associated with the Flint Creek Dam property transfer to Granite County, Montana during the second quarter of 1997.

Preferred Dividends:

	During the fourth quarter of 1996, the Company repurchased and retired 139,200 shares of its $6.875 series and redeemed all outstanding shares of its $2.15 series, decreasing the amount of preferred dividends paid during the nine months ended 1997.


NONUTILITY OPERATIONS
					Nine Months Ended
						September 30,
						1997			1996
						Thousands of Dollars
COAL:

REVENUES:
	Revenues		$122,252		$113,650
	Intersegment revenues			23,872		21,949
	146,124	135,599
EXPENSES:
	Operations and maintenance		86,774	82,683
	Selling, general and administrative		15,608	16,166
	Taxes other than income taxes		16,605	14,295
	Depreciation, depletion and amortization			4,286		3,914
			123,273			117,058

	INCOME FROM COAL OPERATIONS		22,851	18,541

OIL AND NATURAL GAS:

REVENUES:
	Revenues 		116,114	87,153
	Intersegment revenues			230		192
	116,344	87,345
EXPENSES:
	Operations and maintenance		76,912	53,372
	Selling, general and administrative		7,521	7,479
	Taxes other than income taxes		3,562	2,374
	Depreciation, depletion and amortization			12,769		12,826
		100,764		76,051

	INCOME FROM OIL AND NATURAL GAS OPERATIONS		15,580	11,294

INDEPENDENT POWER:

REVENUES:
	Revenues		52,225	56,773
	Earnings from unconsolidated investments		7,938	8,991
	Intersegment revenues			1,572		734
	61,735	66,498

EXPENSES:
	Operations and maintenance		47,275	47,861
	Selling, general and administrative		3,092	3,805
	Taxes other than income taxes		1,468	1,362
	Depreciation, depletion and amortization			1,914		2,409
		53,749		55,437

INCOME FROM INDEPENDENT POWER OPERATIONS		$	7,986	$	11,061

NONUTILITY OPERATIONS (continued)

					Nine Months Ended
						September 30,
						1997			1996
						Thousands of Dollars


TELECOMMUNICATIONS:

REVENUES:
	Revenues		$	23,898	$	19,518
	Intersegment revenues			587
		24,485	19,518

EXPENSES:
	Operations and maintenance		15,568	12,969
	Selling, general and administrative		4,927	4,011
	Taxes other than income taxes		570	272
	Depreciation, depletion and amortization			1,013		673
			22,078		17,925

	INCOME FROM TELECOMMUNICATIONS OPERATIONS		2,407	1,593

OTHER OPERATIONS:

REVENUES:
	Revenues		1,690	878
	Intersegment revenues			2,031		578
		3,721	1,456
EXPENSES:
	Operations and maintenance		1,854	869
	Selling, general and administrative		3,881	1,554
	Depreciation, depletion and amortization			399		507
		6,134		2,930

	LOSS FROM OTHER OPERATIONS		(2,413)	(1,474)

INTEREST EXPENSE AND OTHER:
	Interest		4,234	3,504
	Other (income) deductions - net			(16,305)		(4,700)
			(12,071)		(1,196)

INCOME BEFORE INCOME TAXES		58,482	42,211

INCOME TAXES				17,603		11,856

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	40,879	$	30,355


NONUTILITY OPERATIONS:

Coal Operations:

	Income from coal operations for the nine months ended September 1997 increased due to significantly higher volumes of coal sold at the Rosebud Mine and higher volumes of lignite sold at the Jewett Mine. Revenues from the Rosebud Mine increased $6,000,000. Volumes of coal sold to Colstrip Units 3 & 4 in 1997 increased 60% due to plant curtailments during 1996 as a result of the availability of low-cost hydroelectric power in the region. This increase was partially offset by a price reduction resulting from the settlement of a dispute with Puget and a short-term contract modification with the remaining Colstrip partners, a slight decrease in volumes sold to Colstrip Units 1 & 2 and the reduction in sales to the Corette Plant resulting from the 1996 switching of fuel suppliers for early compliance with air quality standards. Revenues from the Jewett mine increased $3,400,000 due primarily to a 9% increase in volumes of lignite sold.

	Operation and maintenance expense and taxes other than income taxes increased primarily due to higher maintenance, royalties, and production taxes resulting from the increased sales at both mines along with increased litigation and leasehold abandonment costs.


Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$   1
		-volume	    (7)%
		-price/bbl	   16%

	Natural gas	-revenue	$  20
		-volume	    3%
		-price/Mcf	   26%

	Miscellaneous		$   8


	Income from the oil and natural gas operations improved primarily due to significantly higher market prices in the first quarter of 1997. Although natural gas market prices have also increased in the third quarter of 1997 compared to 1996, increased purchased gas costs have significantly reduced margins on natural gas activities.

Revenues from U.S. oil operations increased $5,100,000 due to increased production resulting from a waterflood injection project initiated in 1996 and other additional production from existing wells along with higher market prices. The increase was partially offset by decreased Canadian oil production resulting from the sale of production properties in conjunction with the Company's increased emphasis on its natural gas operations. Additionally, in accordance with the natural gas focus, the sale of the waterflood property will be finalized in the fourth quarter of 1997. Miscellaneous revenues increased primarily as a result of increased processing and gathering revenues.

	Operation and maintenance expense and taxes other than income taxes for oil and natural gas operations increased due primarily to higher prices on natural gas purchases, increased production costs and production taxes due to increased volumes.


Independent Power Operations:

Independent power operations' net income for the nine months ended 1997 decreased largely as a result of a $4,200,000 decrease in revenue due to the settlement reached with Puget Sound Energy (Puget). Earnings from unconsolidated investments decreased $1,000,000 primarily from a decrease resulting from a change in accounting method for one of the investments combined with a decrease in earnings as a result of a back down of power at another project. Partially offsetting the decrease in earnings is an increase due to continued growth in earnings of other investments and additional earnings from an investment that became operational in the first quarter of 1997.

	Lower project development costs and decreased amortization of independent power investments due to a change in accounting method caused a year to date decrease in expenses.


Telecommunications Operations:

	Revenues and expenses from telecommunications operations increased primarily due to higher volumes of long-distance minutes sold, increased private line revenues and the completion of equipment sales projects during the year. During the third quarter of 1997, the Company has begun receiving revenues on its new Washington to Minnesota, Colorado to Canada fiber optic network and these revenues are expected to increase in the fourth quarter of 1997.


Other Operations:

Revenue and expense activity in other operations relates primarily to the Company's new electric, natural gas, and oil marketing subsidiary, The Montana Power Trading and Marketing Company.

In August 1997, the Company reached an agreement in principle to sell its 16 percent interest in the Brasilia gold mine located in Paracatu, Brazil. The transaction is expected to close in the fourth quarter 1997 and is expected to result in an after-tax gain of approximately $6,000,000.


Interest Expense and Other:

	Other income increased due to $13,000,000 of gains on dispositions of oil and natural gas properties realized in the first and second quarters. The increase was offset by costs associated with a discontinued SynCoal? project.

Quarter Ended September 30, 1997 and 1996:

Net Income Per Share of Common Stock:

	Net income for the quarter ended September 30, 1997 was 28 cents per share, compared to 30 cents per share for the third quarter of 1996.

Third quarter earnings from Utility operations decreased two cents per share as weather related decreases in electric and natural gas volumes and increased expenses related to steam plant maintenance, interest costs, property taxes and selling, general and administrative costs were not fully offset by increased revenues resulting from customer growth and higher electric and natural gas rates. Nonutility earnings were the same as last year. Earnings from telecommunication operations increased slightly as the Company began receiving revenue late in the quarter on its expanded fiber optic network. This positive earnings trend is expected to accelerate during the fourth quarter. The telecommunication increase was offset by lower earnings in coal and oil and natural gas operations.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share:

			Quarter Ended
		September 30,
				1997  		1996

	Utility Operations	$	0.05	$	0.07
	Nonutility Operations		0.23		0.23

		Consolidated	$	0.28	$	0.30


UTILITY OPERATIONS
					Quarter Ended
						September 30,
						1997			1996
						Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
	Revenues		$	106,118	$	99,716
	Intersegment revenues			1,140		1,011
				107,258	100,727
EXPENSES:
	Power supply			33,520	32,981
	Transmission and distribution			8,027	8,347
	Selling, general and administrative			12,742	9,955
	Taxes other than income taxes			12,870	11,462
	Depreciation and amortization			13,524		12,719
		80,683		75,464

	INCOME FROM ELECTRIC OPERATIONS			26,575	25,263

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply cost revenues)			12,342	13,212
	Gas supply cost revenues			1,201	1,489
	Intersegment revenues			113		105
		13,656	14,806
EXPENSES:
	Gas supply costs			1,201	1,489
	Other production, gathering and exploration			2,106	2,230
	Transmission and distribution			2,762	3,004
	Selling, general and administrative			4,708	3,814
	Taxes other than income taxes			4,160	3,659
	Depreciation, depletion and amortization			3,247		3,135
		18,184		17,331

	LOSS FROM GAS OPERATIONS			(4,528)	(2,525)

INTEREST EXPENSE AND OTHER:
	Interest			13,541	12,040
	Distributions on QUIPS			1,373
	Other (income) deductions - net			(29)		(148)
		14,885		11,892

INCOME BEFORE INCOME TAXES AND DIVIDENDS		7,162	10,846

INCOME TAXES			3,227		5,202

DIVIDENDS ON PREFERRED STOCK			923		1,807

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	3,012	$	3,837

UTILITY OPERATIONS:

Electric Utility:


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)
		9/30/97 	9/30/96		9/30/97	9/30/96	9/30/97	9/30/96
Revenues:

Residential,
	Commercial &
	Government	$	61,398	$	57,166	7%	1,032	1,044	(1)%	275,554	271,456	2%
Industrial		27,532	26,274	5%	696	722	(4)%	4,597	4,757	(3)%
	General Business	88,930	 83,440	7%	1,728	1,766	(2)%	280,151	276,213	1%
Sales to Other
	Utilities	13,000	13,828	(6)%	720	793	(9)%	86	81	6%
Other	4,188	2,448	71%
Intersegment		1,140	1,011	13%	34	51	(33)%	230	227	1%
	Total	$	107,258	$	100,727	6%	2,482	2,610	(5)%	280,467	276,521	1%

Power Supply
	Expenses:
Hydroelectric	$	5,271	$	5,060	4%	  979	933	5%
Steam 	14,669	12,556	17%	1,227	1,229	0%
Purchases
	and Other		13,580	15,365	(12)%	624	595	5%
	Total Power Supply	$	33,520	$	32,981	2%	2,830	2,757	3%
Cents Per kWh		$1.184	$1.196


	Electric revenues from general business customers increased during the third quarter of 1997 as compared to 1996 primarily due to higher rates, customer growth and a 1997 change in rate design that shifted a portion of revenue from winter to summer months. These increases were partially offset by volume decreases related to warmer, wetter weather conditions. Other electric revenues increased as a result of additional wheeling activities. Reduced volumes sold, partially offset by higher wholesale prices, led to a slight decrease in revenues from sales to other utilities.

Increased power supply expenses related to additional maintenance costs at the Billings steam plant were partially offset by decreased secondary purchase prices. Selling, general and administrative expenses and taxes other than income taxes increased for the same reasons mentioned in the Electric Utility nine months ended discussion.


Natural Gas Utility:


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)
		9/30/97 	9/30/96		9/30/97	9/30/96	9/30/97	9/30/96

Revenues:

Residential,
	Commercial &
	Government	$	9,773	$	10,760	(9)%	1,778	1,957	(10)%	139,347	136,246	2%
Industrial		331	363	(9)%	76	81	(6)%	355	417	(15)%
	Subtotal			10,104	11,123	(9)%	1,854	2,038	(9)%	139,702	136,663	2%
Gas Supply Cost
	Revenues (GSC)		(1,201)	(1,489)	(19)%
	General Business
	without GSC	8,903	9,634	(8)%	1,854	2,038	(9)%	139,702	136,663	2%
Sales to Other
	Utilities	71	76	(7)%	7	9	(22)%	4	3	33%
Transportation	2,143	2,145	0%	5,037	6,222	(19)%	37	33	12%
Other		1,225	1,357	(10)%
	Total		$	12,342	$	13,212	(7)%	6,898	8,269	(17)%	139,743	136,699	2%


	Natural gas revenues for the quarter decreased from 1996 primarily due to reduced volumes sold as a result of warmer weather. Selling, general and administrative expenses and taxes other than income taxes increased for the same reasons mentioned in the Electric Utility nine months ended discussion.


Interest Expense and Other:

	Interest expense increased for the same reasons mentioned in the nine months ended discussion.

Preferred Dividends:

	Preferred dividends decreased for the same reasons mentioned in the nine months ended discussion.


NONUTILITY OPERATIONS
					Quarter Ended
						September 30,
						1997			1996
						Thousands of Dollars
COAL:

REVENUES:
	Revenues		$	44,131	$	43,941
	Intersegment revenues			9,223		8,916
	53,354	52,857
EXPENSES:
	Operations and maintenance		31,838	29,853
	Selling, general and administrative		5,510	5,611
	Taxes other than income taxes		6,367	5,453
	Depreciation, depletion and amortization			1,539		1,693
			45,254		42,610

	INCOME FROM COAL OPERATIONS		8,100	10,247

OIL AND NATURAL GAS:

REVENUES:
	Revenues 		39,306	28,684
	Intersegment revenues			35		26
	39,341	28,710
EXPENSES:
	Operations and maintenance		28,974	17,921
	Selling, general and administrative		2,515	2,547
	Taxes other than income taxes		909	616
	Depreciation, depletion and amortization			4,334		4,238
		36,732		25,322

	INCOME FROM OIL AND NATURAL GAS OPERATIONS		2,609	3,388

INDEPENDENT POWER:

REVENUES:
	Revenues		18,007	18,773
	Earnings from unconsolidated investments		3,266	3,132
	Intersegment revenues			358		313
	21,631	22,218

EXPENSES:
	Operations and maintenance		16,615	16,375
	Selling, general and administrative		896	1,939
	Taxes other than income taxes		222	480
	Depreciation, depletion and amortization			948		841
		18,681		19,635

INCOME FROM INDEPENDENT POWER OPERATIONS		$	2,950	$	2,583

NONUTILITY OPERATIONS (continued)

					Quarter Ended
						September 30,
						1997			1996
						Thousands of Dollars

TELECOMMUNICATIONS:

REVENUES:
	Revenues		$	8,824	$	6,639
	Intersegment revenues			201
	9,025		6,639

EXPENSES:
	Operations and maintenance		5,204		4,470
	Selling, general and administrative		1,401		1,289
	Taxes other than income taxes		241		80
	Depreciation, depletion and amortization			472		238
		7,318		6,077

	INCOME FROM TELECOMMUNICATIONS OPERATIONS		1,707		562

OTHER OPERATIONS:

REVENUES:
	Revenues		985	333
	Intersegment revenues			917		169
	1,902	502
EXPENSES:
	Operations and maintenance		1,159	314
	Selling, general and administrative		1,232	253
	Depreciation, depletion and amortization			133		168
		2,524		735

	LOSS FROM OTHER OPERATIONS		(622)		(233)

INTEREST EXPENSE AND OTHER:
	Interest		1,335	1,526
	Other (income) deductions - net			(2,128)		(2,359)
		(793)		(833)

INCOME BEFORE INCOME TAXES		15,537	17,380

INCOME TAXES			3,231		4,795

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	12,306	$	12,585

NONUTILITY OPERATIONS:

Coal Operations:

	Income from coal operations for the quarter decreased as a slight increase in revenues was more than offset by increased operating costs. Revenues increased slightly due to higher volumes of coal sold to Colstrip Units 3 & 4 and an increase in reimbursable mining expenses at the Jewett Mine. The increase was offset by a decrease in price due to the Puget settlement and temporary contract modification mentioned in the nine months ended discussion.

	The increase in operations and maintenance expense was due primarily to increased royalty expense resulting from mining more lignite from customer leases at the Jewett Mine and the items mentioned in the nine months ended discussion.


Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$  (1)
		-volume	   (13)%
		-price/bbl	   (2)%

	Natural gas	-revenue	$   8
		-volume	    2%
		-price/Mcf	   36%

	Miscellaneous		$   3

	Income from oil and natural gas operations decreased slightly due primarily to higher prices for natural gas purchases. The increase in natural gas revenues resulting from higher market prices was more than offset by increased prices on purchased natural gas. Oil revenues increases from the waterflood injection project were more than offset by the decreased Canadian oil production resulting from the sale of production properties. Miscellaneous revenues increased primarily as a result of increased processing and gathering revenues.


Independent Power Operations:

Net income for the independent power operations increased for the third quarter 1997 as a slight decrease in revenues, resulting from the Puget settlement was more than offset by a decrease in selling, general and administrative expense due to lower legal costs and reduced payroll expense at the Colstrip unit.


Telecommunications Operations:

	Income from telecommunications operations increased primarily due to higher volumes of long-distance minutes and increased private line revenues partially offset by increased costs of sales as mentioned in the nine months ended discussion.


Other Operations:

As mentioned in the nine months ended discussion, revenue and expense activity in other operations relates primarily to the Company's new electric, natural gas, and oil marketing subsidiary, The Montana Power Trading and Marketing Company.


LIQUIDITY AND CAPITAL RESOURCES:

	On January 2, 1997, $5,000,000 of the 8.9% Series A Unsecured Medium-Term Notes matured. The Company used short-term borrowings to retire the Notes.

	During the first quarter 1997, $35,000,000 borrowed under a Nonutility Revolving Credit Agreement was repaid using short-term borrowings.

	In April 1997, the Company entered into a Revolving Credit Agreement for certain of its Nonutility operations. Including this facility, the Company's consolidated borrowing ability under its Revolving Credit and Term Loan Agreements (Agreements) is $220,000,000. Under terms of the new agreement, the amount of the facility decreases on March 31, 1998, reducing the consolidated borrowing ability under the Agreements to $160,000,000. At September 30 1997, $65,000,000 had been borrowed under the new agreement; a portion of which was used to fund the acquisition of Vessels' assets. See Note 1 to the Consolidated Financial Statements for further discussion of Vessels.

	As discussed in Notes 1 and 5 to the Consolidated Financial Statements, the Company recorded approximately $57,000,000 in long-term debt related to the Kerr mitigation decision. Of this amount approximately $35,000,000 has been classified as due within one year. The Company made a payment of $4,200,000 on August 25, 1997 to a fish and wildlife implementation fund in accordance with the FERC order.

FTV Communications LLC, a limited liability company owned equally by Touch America (a subsidiary of the Company), Williams Communications Group, Inc. (a subsidiary of Williams Companies) and FirstPoint Communications, Inc. (a subsidiary of Enron) will construct, operate and maintain a 1,600 mile fiber-optic cable network linking Portland, Oregon and Los Angeles, California. The project, which is scheduled to be completed in December 1998, is expected to cost in excess of $100,000,000. In addition to Portland and Los Angeles, the new network will serve Boise, Idaho; Salt Lake City, Utah; and Las Vegas, Nevada, as well as provide advanced telecommunications services to rural populations along the route. The Company's investment in the project is expected to be funded through existing credit facilities, internally generated funds and the sale of fiber to other firms.

Roan Resources Ltd., a Canadian subsidiary of the Company, has signed a letter of intent to purchase the stock of Questar Exploration Inc., a Canadian corporation with oil and natural gas properties. Roan's proposal is contingent on completion of satisfactory due diligence, and regulatory and common stockholders' approval at a meeting to be convened on December 10, 1997. The Company intends to sell certain properties, reducing its overall investment in Questar to approximately $16,000,000. The Company will seek debt financing in Canada to fund the remaining investment.

As previously mentioned in the quarter ended discussion of net income per share, the Company began receiving revenue on its expanded fiber optic network late in the third quarter of 1997. With the 5,000-mile fiber optic network from the mid-west to the Pacific Coast now in operation, the Company is estimating an improvement in operating cash flows from telecommunications in excess of $20,000,000 after taxes over the next 12 months.


SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended September 30, 1997, the Company's ratio of earnings to fixed charges was 3.12 times. Fixed charges include interest, distributions on QUIPS, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.


YEAR 2000 COMPLIANCE:

	As the year 2000 approaches, most companies will face a potentially serious problem resulting from the possible failure of computer software programs and other operational electronic systems to recognize calendar dates beyond the year 1999. This failure could force computers to shut down or create erroneous results. The Company is currently addressing this "Year 2000" issue to ensure the availability and integrity of its financial systems. The Company is also in the process of identifying the other operational electronic systems that could be affected by this issue. Although it is not currently possible to estimate the overall cost of the required modifications, the Company presently believes that the ultimate cost of this work will not have a material effect on the Company's current financial position, liquidity or results of operations.


UTILITY INDUSTRY CHANGES:

		The Montana Power Group (MPG), an energy supply and management alliance, was endorsed by the California Manufacturers Association (CMA) to assist its members with their energy decisions as full customer choice in electric supply comes to the California market on January 1, 1998. As a participant in the MPG, The Montana Power Trading and Marketing Company (MPT), a Nonutility subsidiary of The Montana Power Company, agreed to offer comprehensive energy services, including energy supply, discounted from the power exchange prices, and energy management products and services to qualified CMA members. The CMA has agreed to endorse and promote such products and services to its members. The approximate 1,000 members of CMA represent an estimated 8,000,000 megawatt hours of electric use annually. The supply program is offered on a limited basis to CMA members capped at predetermined volumes. The program will be subscribed on a first come, first serve basis. Once the caps are fully subscribed, MPT will have, at its sole discretion, the option to extend the offered supply and services to other CMA members.

	As of the filing of this Form 10-Q, one contract for energy supply and services had been signed with a CMA member. At this time, the Company is unable to estimate the potential impacts of the CMA agreement on the current financial position, liquidity or results of operations.


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

	During June 1997, the FASB released SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting in the financial statements of all items recognized as components of comprehensive income which is defined as changes in equity during the period from transactions, events or circumstances from non-owner sources. The statement is effective for fiscal years beginning after December 15, 1997.

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


ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

	Exhibit 12		Computation of ratio of earnings to fixed
charges for the twelve months ended
September 30, 1997.

	Exhibit 27			Financial data schedule


	(b)	Reports on Form 8-K

	      DATE      		                 SUBJECT

	July 23, 1997		Item 5. Other Events.  Discussion of
Second Quarter Net Income.

			Item 7. Exhibits. Consolidated Statements of Income for the Quarters Ended June 30,
1997 and 1996 for the Six Months Ended
June 30, 1997 and 1996 and for the Twelve
Months Ended June 30, 1997 and 1996.
Utility Operations Schedule of Revenues
and Expenses for the Quarters Ended
June 30, 1997 and 1996 for the Six Months
Ended June 30, 1997 and 1996 and the
Twelve Months Ended June 30, 1997 and
1996. Nonutility Operations Schedule of
Revenues and Expenses for the Quarters
Ended June 30, 1997 and 1996 for the Six
Months Ended June 30, 1997 and 1996 and
the Twelve Months Ended June 30, 1997 and
1996.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	    THE MONTANA POWER COMPANY
	          (Registrant)

	By /s/ J. P. Pederson
		J. P. Pederson
Vice President and Chief
Financial and Information
Officer

Dated:  November 14, 1997

EXHIBIT INDEX

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended September 30, 1997

Exhibit 27
Financial data schedule