Form 10-K405
period 1997-12-31
MONTANA POWER CO /MT/
filed 1998-03-25
CIK 67727

March 25, 1998



Securities and Exchange Commission
Attn: Mr. Charles Leber
Judiciary Plaza
450 - 5th Street NW
Mail Stop 7-5
Washington, D.C.  20549

RE:  File Number 1-4566


Dear Mr. Leber:

The accounting principles and practices and the method of applying such principles and practices reflected in the financial statements included in the 1997 Annual Report on Form 10-K are consistent with those of preceeding years.

	Very truly yours,



	/s/ J.P. Pederson
	J. P. Pederson
	Vice President and Chief
	Financial and Information
	Officer

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K
______________________________________________________________________________
(Mark One)
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 1997
	-OR-
(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
	  Preferred Securities, Series A
	  of Montana Power Capital I, a
	  subsidiary of The Montana Power
	  Company

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,996,590,783 at March 12, 1998.

On March 12, 1998, the Company had 54,910,359 shares of common stock outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE

(1)	Notice of 1998 Annual Meeting of Shareholders and Proxy Statement,
pages 1-26, is incorporated into Part III of this report.


PART I


	This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates", "estimates", "expects", "intends", "believes", and similar expressions.


ITEM 1.  BUSINESS

	GENERAL - INDUSTRY SEGMENTS: The Montana Power Company (the Company) and its subsidiaries engage in a number of diversified energy and communication related businesses. The Company's principal business is the regulated Utility operations involving the generation, purchase, transmission and distribution of electricity and the purchase, transportation and distribution of natural gas.
The Company's Nonutility operations principally involve the mining and sale of coal and lignite, exploration for, and the development, production, processing and sale, of oil and natural gas and the sale of telecommunication equipment and services. It also conducts the trading and marketing of electricity and natural gas. In addition, the Company manages long-term power sales, and develops and invests in nonutility power projects and other energy-related businesses. The Company was incorporated in 1961 under the laws of the State of Montana, where its principal business is conducted, as the successor to a New Jersey Corporation incorporated in 1912. See Part II, Item 8, "Financial Statements and Supplementary Data - Note 12 to the Consolidated Financial Statements" for further information on the Company's business segments.

	The Company's open-access and reorganization plan for its regulated Natural Gas Utility was approved for implementation by the Montana Public Service Commission (PSC), effective November 1, 1997. Under the approved plan, almost all of the regulated Utility's natural gas production assets were transferred to its unregulated oil and natural gas operations as of that date at a value $33,600,000 below the existing book value. This difference between book value and the transfer value and the existing $25,400,000 of regulatory assets related to the natural gas production assets were approved as a competitive transition charge (CTC) and will be reflected in rates over a 15-year period. The assets, liabilities, equity and results of operations of the regulated Utility's Canadian subsidiary, Canadian-Montana Gas Company, Limited, have also been included in the unregulated oil and natural gas operations as of November 1, 1997. Production from these transferred properties will be sold in the competitive market in the unregulated operations.

	In December 1997, the Company announced that it would offer for sale all of its Montana electric generating facilities, including 13 dams and four coal-fired plants of the regulated utility, as well as its unregulated leasehold interest in another coal-fired unit, its contracts for purchased power from qualifying facilities and Basin Electric Power Cooperative (Basin) and two power exchange agreements. The total book value of the electric generating facilities owned by the Company that are being offered for sale is approximately $550,000,000 including approximately $10,000,000 of fuel, materials and supplies. Any amount over book value realized from the sale of the regulated properties is expected to reduce the amount of transition costs to be recovered from ratepayers. Correspondingly, any amount below book value realized from the sale of the regulated properties is expected to be recovered from ratepayers. Any gain or loss realized from the disposition of the unregulated leasehold interest, and its related assets and liabilities, will be reflected in the Consolidated Statement of Income and will not be passed on to ratepayers. It is the intention of the Company to proceed with the sale process as tentatively scheduled, however, this divestiture is not a requirement of the Restructuring Bill as is the case in some other states with deregulation legislation and the Company may at any time cease to continue this option. The Company anticipates taking bids in mid-1998. Refer to Part
II, Item 8, Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements.

	In May 1996, the Company was restructured by management into two divisions: Energy Supply and Energy and Communications Services. The Energy Supply Division is responsible for coal, oil and natural gas operations, and power generation including marketing, brokering and energy business development. The Energy and Communications Services Division is responsible for the transmission and distribution of electricity and natural gas as well as telecommunications and regulated energy management services.

	Pending regulatory approvals pertaining to the Company's restructuring, the discussions and financial information which follow are presented in a Utility and Nonutility format.

UTILITY OPERATIONS:

	SERVICE AREA AND SALES: The Utility's service territory comprises 107,600 square miles or approximately 73% of Montana. Within its service territory, 86% of the state's population resides. It serves approximately 603,000 residents, or 80% of the population within the service territory. Additionally, energy is provided to cooperatives that serve approximately 76,000 residents. Dominant factors in Montana's economy are agriculture and livestock, which constitute Montana's largest industry, tourism and recreation, coal and metals mining, oil and natural gas production, and the forest products industry, which includes the production of pulp and paper, plywood and lumber.

	Electric service is provided to 191 communities, the rural areas surrounding them and Yellowstone National Park, and natural gas service is provided to 109 communities. Firm electric power is sold at wholesale to two rural electric cooperatives. Natural gas is sold at wholesale or transported to distribution companies in Great Falls, Cut Bank, Shelby, Kevin, Sweetgrass and Sunburst, Montana.

	COMPETITIVE ENVIRONMENT: Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Competitive Environment."

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

	The PSC requires the Company to file an Electric Least Cost Resource Plan (Plan) biannually. The Plan identifies the Company's expectations for energy and peak requirements, as well as the resources expected to meet those requirements, and considers societal and environmental costs in addition to actual dollar costs. The Company requested a waiver of the filing requirements for a 1997 Plan and proposed to replace the Plan with an alternative planning cycle in the form of a Status Report on the 1995 Plan. This alternative planning cycle focuses on the implementation of the 1995 Plan, and explores electric industry restructuring and the role Integrated Least Cost Planning will play in the future. The waiver was granted and a Plan Status Report was filed in March 1997. This planning process is expected to be modified significantly by the intended sale of Montana generation assets and power purchase contracts.

	Also refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Competitive Environment."

	ELECTRIC UTILITY: Total firm capability of the Utility's electric system at December 31, 1997 was 1,510,700 kW. Of this capability, the Utility's generating facilities provided 1,157,400 kW, and 353,300 kW was provided by firm Electric Utility power purchase and exchange arrangements. The latter includes deliveries which began in December 1997 from a 98,000 kW seasonal contract that commenced in 1996. During 1997, two purchase power contracts totaling approximately 154,000 kW expired and were not renewed. Also refer to
Part II, Item 8, "Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements" for further discussion of power purchases.

	The maximum demand on the resources in 1997 was 1,384,000 kW on January 13, 1997. The total firm capability on that date was 1,452,500 kW. Also on that date, the Electric Utility's reserve margin, as a percentage of maximum demand, was 5%.

	Regardless of the timing of the sale of the generating assets and power purchase contracts, the Company is obligated to continue to provide electric power supply through the transition period to customers in its service territory who have not had an opportunity to choose to purchase energy from another power supplier. Such service will require the Company to have available a power supply sufficient to meet those customers' electric loads. The Company is evaluating options to meet these needs including market purchases or a power supply contract with the purchasers of the generating facilities.

	During the year ended December 31, 1997, the sources of the Utility Operations electric supply were: hydro, 40%; coal, 41%; and purchased power, 19%. The cost of coal burned has been as follows:

	 Year Ended December 31
	 1997 	 1996 	 1995

	Average cost per million Btu's		$ 0.59	$ 0.59	$ 0.56

	Average cost per ton (delivered)		  9.93	 10.06	   9.67

	The Company's electric system forms an integral part of the Northwest Power Pool consisting of the major electric suppliers in the United States, Pacific Northwest and British Columbia, and in parts of Alberta, Canada. The Company is a party to the Pacific Northwest Coordination Agreement which integrates electric and hydroelectric operations of the 18 parties associated with generating facilities in the Columbia River Basin. The Company is also a member of the Western Systems Coordinating Council, organized by 84 member systems and 21 affiliates in the 14 western states, British Columbia, Alberta and Mexico to assure reliability of operations and service to their customers. The Company participates in an interconnection agreement with The Washington Water Power Company, Idaho Power Company, and PacifiCorp, providing for the sharing of transmission capacity of certain lines on their respective interconnected systems. The Company also operates, in coordination with its own transmission lines and facilities, the transmission lines and facilities which are jointly owned by the utility owners of the four Colstrip generating units. The Company and the Western Area Power Administration have transmission interconnection and agreements which provide for the mutual use of excess capacity of certain lines on each party's system for the transmission of power east of the Continental Divide in Montana and for the firm use of certain of the Company's transmission lines to deliver government power. Also refer to
Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Competitive Environment" for discussion of the Company's participation in the formation of an independent grid operator called "IndeGo".

	NATURAL GAS UTILITY: Natural gas supply requirements in 1997 totaled 23,242 Mmcf, of which 11,450 Mmcf were from Montana and 9,930 Mmcf from Canada. The Gas Utility produced 36% of the Montana natural gas and its Canadian subsidiaries produced 41% of the Canadian natural gas through October 31, 1997. A total of 1,826 Mmcf, or approximately 8% of the natural gas supply requirements for the year, was purchased for the period November 1, 1997 through December 31, 1997 from an unregulated subsidiary, Montana Power Gas Company (MP Gas).

	Total 1998 natural gas requirements, estimated to be 21,729 Mmcf, are anticipated to be supplied from MP Gas and other purchase contracts. Approximately 30% of purchases under contracts with outside suppliers and the Company's unregulated affiliate, MP Gas, expire each year beginning in 1999 through 2002. As a result of the natural gas restructuring order, the Company anticipates these contracts will be allowed to expire and will not be renegotiated.

As a result of the natural gas restructuring order effective on November 1, 1997, natural gas customers with annual consumption of 5,000 dekatherms or more are eligible to be served through unbundled gas transportation service. Consequently, the number of customers previously receiving bundled service who have elected unbundled transportation service has increased from 25 to over 175. Substantially all of these customers obtain their supplies directly from other sources.

	Total volumes of natural gas transported were 26,020 Mmcf, 26,969 Mmcf and 27,325 Mmcf for 1997, 1996 and 1995 respectively. The 1998 transportation volumes are anticipated to be 27,700 Mmcf. Also, the Company anticipates filing a core aggregation pilot program (pilot program) in 1998 with the PSC, providing supplier choice for residential and small commercial/industrial customers. The pilot program will allow up to 500 Mmcf of the Utility's core customers to purchase their gas supply from other sources beginning with the 1998/1999 heating season. Assuming the pilot program is successful, all customers will have supplier choice by 2001. The regulated Natural Gas Utility will continue to provide gas transmission, storage and distribution service to its customers.


NONUTILITY OPERATIONS:

	GENERAL: The coal and lignite business is conducted through several subsidiaries. Western Energy Company (Western) holds leases and rights on coal properties in Montana and operates the Rosebud Mine located in eastern Montana. Western's subsidiaries, Western SynCoal Company (SynCoal) and Syncoal Inc., own a patented coal enhancement process. SynCoal and Syncoal Inc. own the Rosebud SynCoal Partnership, which owns and operates a coal enhancement process demonstration plant located at the Rosebud Mine. Northwestern Resources Co. (Northwestern) holds leases on lignite properties in Texas and operates the Jewett Mine.

	The oil and natural gas business is conducted in the United States through North American Resources Company (NARCO) and MP Gas, and in Canada through Altana Exploration Company (Altana), Roan Resources, Ltd. (Roan) and Canadian Montana Gas Company (CMG). As a result of the PSC-approved Natural Gas Utility's restructuring filing, almost all of the regulated Natural Gas Utility's production assets, including those of CMG, were transferred to the unregulated oil and natural gas operations in November 1997. MP Gas was created to hold the previously regulated Montana reserves.

	The independent power business, consisting of Colstrip 4 Lease Management Division and Continental Energy Services, Inc. (CES), manages long-term power sales and develops and invests in nonutility power projects and other energy-related businesses. The 222 megawatt leasehold interest in Colstrip Unit 4 and its related assets and liabilities are intended to be sold with the regulated electric generating facilities and power purchase contracts.

The telecommunication business is conducted through Touch America, Inc.
Touch America offers four primary services to customers: equipment, private lines, Internet and long distance services. Touch America also markets and maintains PBX and key systems, call accounting systems, computer telephone interface and voice mail systems. Its system includes private, dedicated communication lines throughout Montana on a digital microwave and the expanded 3,000 mile fiber optic network from Seattle, Washington to St. Paul, Minnesota and from Denver, Colorado to the Canadian Border.

	Electricity, natural gas and oil commodity trading and marketing and related energy services are provided by the Company's new subsidiary, The Montana Power Trading and Marketing Company (MPT&MC). These traditionally wholesale activities will be extended to other regions of the country and into retail markets as they become deregulated.

	Other Nonutility businesses are conducted by various subsidiaries, none of which is a significant subsidiary.

	COMPETITIVE ENVIRONMENT:	 Current production from the Rosebud and Jewett
Mines is sold under long-term contracts to mine-mouth customers. The Rosebud
Mine supplies Colstrip Units 1 through 4 under the terms of contracts obligating the Colstrip Units to purchase all of the fuel required by the plants from the Rosebud Mine.  The Jewett Mine sells its entire production to the two 800 MW Limestone Units owned by Houston Lighting & Power (HL&P). See
Part II, Item 8, "Financial Statements and Supplementary Data - Note 2 to the
Consolidated Financial Statements" for further information on this supply agreement. The coal supply agreements for the Colstrip Units provide for periodic price re-openers. The Company expects to profitably serve these contracts over their remaining lives. The Rosebud Mine has production capacity that exceeds the mine-mouth customers' fuel requirements. The Rosebud Mine faces competition from Montana and Wyoming Powder River Basin producers located south of the mine. These producers generally experience lower operating costs and the Wyoming coal also has a lower sulfur content. The
Company does not anticipate significant spot market sales from the Rosebud
Mine for the foreseeable future. Western does not anticipate any significant contract changes to result from the sale of the Company's generation assets.

The Company and the other owners of the Colstrip units are involved in on-going mediation to restructure the relationship of these other owners and the Company, as a joint-owner of the plants and fuel supplier. The outcome of the restructuring mediation is uncertain.

	The Nonutility oil and natural gas businesses compete with major oil and natural gas companies, other independent and individual producers and operators to acquire property, to develop, produce and market oil and natural gas and to contract for equipment and services. The Company has production, development and long-term marketing abilities, experience in acquiring properties, and the financial resources to enable it to compete effectively.

	Most of CES' current revenues are derived from long-term power supply contracts. Some long-term power supply contracts in the nonutility power industry are under pressure from customers to reconsider pricing.

	The telecommunications business competes with major and regional companies to provide long distance, Internet and private line network services, and telecommunication equipment sales and maintenance. Despite the intense price competition for these products and services, the telecommunication business unit competes by maintaining low costs.

	COAL OPERATIONS: Western's Rosebud Mine is at Colstrip, Montana, in the northern Powder River Basin, where coal is surface-mined and, after crushing, sold without further preparation. Western's principal customers from this mine are the owners of the four mine-mouth Colstrip units. These customers accounted for approximately 91% of 1997 coal sales volumes. The remainder of Rosebud coal was sold under spot-market sale agreements and contracts in Minnesota, North Dakota and Montana.

	During 1997, Western mined and sold 9,127,000 tons, of which 3,013,000 tons were sold to the Company. Western's Rosebud Mine production is estimated to be 9,818,000 tons in 1998, as a result of expected Colstrip
Units 3 & 4 increased coal purchases, and 9,868,000 tons in 1999.

	Northwestern's Jewett Mine, located in central Texas, supplies surface-mined lignite under a long-term lignite sale agreement (LSA) to the two electric generating units, located adjacent to the mine, that are owned by HL&P. Total deliveries in 1997 were 9,187,000 tons. The estimated production for 1998 and 1999 are 8,884,000 and 8,933,000 tons, respectively. After 2000, production is estimated to be approximately 9,100,000 tons annually. In litigation regarding the agreement, HL&P obtained summary judgment from the trial court declaring that the LSA is a requirements contract only for lignite. Thus, the trial court concluded HL&P may substitute other fuel for lignite at the plant. While Northwestern intends to appeal this judgment, the eventual resolution of this matter may affect future deliveries.

	OIL AND NATURAL GAS OPERATIONS: Oil and natural gas operations are engaged in exploration, production, and marketing of oil and natural gas in the United States and Canada. U.S. producing oil and natural gas properties are principally located in the states of Wyoming, Colorado, Oklahoma and Montana. Canadian properties are principally located in the Province of Alberta, Canada. A subsidiary has entered into agreements to supply 107 Bcf of natural gas to four co-generation facilities over a period of 7 to 13 years for which there is sufficient proven, developed and undeveloped reserves and controls related sales of production sufficient to supply all of the remaining natural gas required by those agreements. None of the reserves are dedicated to supply these agreements.

	Natural gas production in both the United States and Canada is currently sold pursuant to short-term, spot-market and long-term contracts. Approximately 71,360 Mmcf, or 68.1% of Canadian natural gas reserves, are dedicated to long-term contracts expiring at various times through 2005. In addition to serving these contracts, the Company intends to concentrate its efforts on natural gas production in support of the expanding market development objectives.

INDEPENDENT POWER OPERATIONS: Independent power operations develops, acquires, operates and maintains, and manages facilities and resources to provide electricity and other energy-related services.

	Colstrip 4 Lease Management Division sells the Company's 222 megawatt share of Colstrip Unit 4 generation principally to the Los Angeles Department of Water and Power and to Puget Sound Energy, Inc. under contracts with a term through December 29, 2010. The leasehold interest and its related assets and liabilities and contract obligations are intended to be sold with the regulated electric generating facilities and power purchase contracts.

	CES develops and invests in power projects, and currently holds ownership interests in seven operating, natural gas fired projects located in Texas, New York, Washington and the United Kingdom, one heavy oil-fired project located in Jamaica and one gas-fired independent power project under construction in Pakistan. CES, through a wholly-owned subsidiary, is the managing general partner of a 255 MW project located in Texas. In addition, CES is participating with others in the development of a coal-fired project in India and an 800 MW gas-fired project in Texas.

	CES holds a 50% interest in North American Energy Services Company, which provides energy-related support services including the operation and maintenance of power plants.

TELECOMMUNICATIONS OPERATIONS: Touch America provides long distance, Internet, private line, and telecommunications equipment sales and services to customers in Montana, Idaho, Washington, Oregon, Minnesota, Colorado and Wyoming. Touch America also markets and maintains PBX and key systems, call accounting systems, computer telephone interface and voice mail systems.

	The telecommunications system includes private, dedicated communication lines throughout Montana on a digital microwave and fiber network. Touch America has expanded its fiber network, allowing access to markets extending from Seattle, Washington to St. Paul, Minnesota and from Denver, Colorado to the Canadian Border. The expanded 3,000 mile fiber optic network was completed in mid-1997, offering increased private line service and sales options as well as increased long distance service and Internet efficiencies. The fiber optic network is being further expanded in 1998 through Touch America's participation in FTV Communications LLC (FTV), a limited liability company owned equally by Touch America, Inc., FirstPoint Communications, Inc. (a subsidiary of Enron), and Vyvx (a subsidiary of Williams Communications Group). FTV will construct and own a 1,620-mile fiber optic network route from Portland to Los Angeles through Boise, Salt Lake City and Las Vegas. Touch America is the Construction Manager for the project. FTV has successfully completed the sale of a portion of the fiber on the project during 1997 and has also entered into an exchange agreement on a segment of the route between Las Vegas and Los Angeles. The project is scheduled to be completed in December 1998.

ENVIRONMENT:

	For information on Environment see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Issues."

EMPLOYEES:

	At December 31, 1997, the Company and its subsidiaries employed
2,903 persons, including 385 employees at the jointly owned Colstrip Units 1-4. Of the 2,903 persons, 1,038 are members of collective bargaining units consisting of 16 unions. Current union contracts will expire at various times during the next 4 years, with 14 contracts expiring in 1998. The Company expects to complete negotiation of the contracts through the normal course of business consistent with its successful history of contract renegotiations. It is expected that approximately 500 employees, union and non-union, may be directly affected by the sale. See Part II, Item 8, "Financial Statements and Supplementary Data - Note 4 to the Consolidated Financial Statements" for further information regarding the sale.

FOREIGN AND DOMESTIC OPERATIONS:

	Financial information relating to the segment information for foreign and domestic operations and export sales are not considered material.


ITEM 2.  PROPERTIES

UTILITY OPERATIONS:

	The Company's Mortgage and Deed of Trust (Mortgage) imposes a first mortgage lien on all physical properties owned, exclusive of subsidiary company assets, and certain property and assets specifically excepted. The Company's use of the proceeds from the sale of its Montana generating facilities may be subject to restrictions imposed by the Mortgage.

	ELECTRIC PROPERTIES: The Company's Utility electric system extends through the western two-thirds of Montana. Generating capability is provided by four coal-fired thermal generation units, with total net capability available to the Utility of 683,000 kW, and 12 hydroelectric projects and one storage dam, with total net median water capability of 474,400 kW. See Part II, Item 8, "Financial Statements and Supplementary Data - Note 4 to the Consolidated Financial Statements." The thermal units are (1) Colstrip Unit 3, which has a net capability of 740,000 kW, of which the Company owns 222,000 kW,
(2) Colstrip Units 1 and 2, with a combined net capability of 614,000 kW, of which the Utility owns 307,000 kW, and (3) the wholly-owned 154,000 kW Corette Plant. Western supplies all of the Colstrip coal requirements under long-term contracts. The Corette Plant is supplied under a short-term contract from a Wyoming mine. Reliability of service is enhanced by the location of hydroelectric generation on two separate watersheds with different precipitation characteristics and by various sources of thermal generation.

	In addition to the Utility's hydroelectric and thermal resources, it currently receives electricity through 18 contracts totaling 353,300 kW of firm winter peak capacity. These contracts vary in type, size, seller and ending dates. See Part II, Item 8, "Financial Statements and Supplementary Data -
Note 4 to the Consolidated Financial Statements" for more information concerning the Company's intended sale of its generation assets.

	Hydroelectric projects are licensed by the FERC under licenses that expire on varying dates through 2035. The Company is in the process of relicensing its nine dams located on the Missouri and Madison rivers. See Part II, Item 8, "Financial Statements and Supplementary Data - Note 2 to the Consolidated Financial Statements."

	 	At December 31, 1997, the Utility owned and operated 6,889 miles of transmission lines and 15,639 miles of distribution lines.

	The following table represents average revenues received per kWh by customer classification for electricity from all sources for the years 1997, 1996 and 1995.

	 Year Ended December 31
Customer Classification	 1997 	 1996 	 1995

	Residential		$0.064	$0.061	$0.059
	Commercial		0.059	0.055	0.052
	Industrial		0.041	0.041	0.040
	Sales for Resale		0.019	0.018	0.021
	Government and Municipal		0.085	0.077	0.073

	NATURAL GAS PROPERTIES: The Utility currently produces minimal amounts of natural gas from fields in southern Montana and Wyoming. The Utility transferred almost all of its natural gas production properties in the United States and all of its Canadian natural gas production properties to an unregulated subsidiary on November 1, 1997, as a result of the Company's natural gas restructuring filing with the PSC. The assets, liabilities, equity and results of operations of the regulated Utility's Canadian subsidiary, Canadian-Montana Gas Company, Limited, have also been included in the unregulated oil and natural gas operations as of that date. Except where noted, the following disclosures are based on activity for the twelve months of 1997.

	All of the Utility's natural gas customers are served from its transmission system which extends through the western two-thirds of Montana. System reliability is enhanced by four natural gas storage fields which enable the Utility to store natural gas in excess of system load requirements during the summer for delivery during winter periods of peak demand.

	At December 31, 1997, the Gas Utility and its subsidiaries owned and operated 2,104 miles of natural gas transmission lines and 3,451 miles of distribution mains.

	All natural gas volumes are at a pressure base of 14.73 psia at 60 degrees Fahrenheit, except for those volumes used to compute the average revenues by customer classification.

	For information pertaining to the Company's net recoverable utility natural gas reserves, see Part II, Item 8, "Financial Statements and Supplementary Data."

	In addition to owned reserves of 2,396 Mmcf, the Utility at December 31, 1997, controlled 23,407 Mmcf of proven reserves in the United States and 2,365 Mmcf in Canada under purchase contracts. The Utility also has a contract with the Nonutility oil and gas operations for the delivery of 47,550 Mmcf of natural gas over the next five years as the Utility transitions to full customer choice in mid-2002.

	During 1997, the Natural Gas Utility sold properties in the United States to outside parties, which resulted in reserve revisions of 15,086 Mmcf. The Utility also transferred 61,642 Mmcf of United States reserves and 107,870 Mmcf of Canadian reserves to the unregulated oil and natural gas operations.

	Utility natural gas reserve estimates have not been filed with any other federal or any foreign governmental agency during the past twelve months. Certain lease and well data, with respect only to owned wells, are filed with the Internal Revenue Service for tax purposes.

	Total produced, royalty and purchased natural gas volumes in Mmcf during the last three years were as follows:

	         United States        	            Canada
	Produced	Royalty	Purchased	Produced	Royalty	Purchased

1995		  5,176		632	7,292	4,650	735	3,031
1996		  5,055		230	6,749	4,694	950	4,850
1997		  3,764		292	8,290	3,402	679	7,132

	The following table presents information as of December 31, 1997, pertaining to the Utility natural gas wells and the owned or leased properties in which they are located.

		United States

	Gross productive wells		  11
	Net productive wells		  11
	Gross wells with multiple completions		   1
	Net wells with multiple completions		   1

	Gross producing acres		3,545
	Net producing acres		3,545
	Gross undeveloped acres		  -
	Net undeveloped acres		  -

	These properties are located in Montana and Wyoming.

	The following table presents information on Utility natural gas development wells drilled during 1997, 1996 and 1995. No exploratory wells were drilled in the periods specified.

	  United States  	     Canada
		1997 	1996 	1995 	1997	1996	1995

Net productive development
  wells		- 	2.00	12.81	- 	7.00	4.00
Net dry development wells		- 	 - 	 1.60	- 	- 	4.00

	The following table presents average revenues received per Mcf by customer classification for natural gas from all sources for the years 1997, 1996 and 1995. Revenues per Mcf are computed based on volumes at varying pressure bases as billed.

	 Year Ended December 31
Customer Classification	 1997 	 1996 	 1995

	Residential		$4.72	$4.72	$4.74
	Commercial		4.53	  4.54	  4.54
	Industrial		4.30	4.32	  4.33
	Other gas utilities		4.04	3.41	  3.64

	The following table presents the average production cost per Mcf for produced utility natural gas, in U. S. dollars, for the three years 1997, 1996 and 1995.

		United States	Canada

	1995		$1.10	$0.34
	1996		  0.94	  0.32
	1997 *		0.89	0.40

	* - Average production costs per Mcf for 1997 were computed based on 10 months of activity since the assets were transferred to the unregulated operations on November 1, 1997.

NONUTILITY OPERATIONS:

	COAL PROPERTIES: Western leases and produces coal from Montana properties. Northwestern leases and produces lignite from properties in Texas. Western's subsidiaries, Western SynCoal Company (SynCoal) and Syncoal Inc., own a patented coal enhancement process. SynCoal and Syncoal Inc. own the Rosebud SynCoal Partnership, which owns and operates a coal enhancement process demonstration plant at the Rosebud Mine.

	Western has coal mining leases covering approximately 519,000,000 proved and probable, and recoverable, tons of surface-mineable coal reserves averaging less than 1.6 pounds of sulfur dioxide per million Btu at Colstrip. Approximately 228,000,000 tons of these reserves are committed to present contracts, including requirements of the Colstrip Units.

	Northwestern has lignite mining leases in central Texas at the Jewett Mine covering approximately 162,200,000 proved and probable, and recoverable, tons of surface-mineable lignite reserves. Northwestern has contracted all of these reserves to Houston Lighting and Power Company, which owns two electric generating units located adjacent to the mine.

	In addition, Northwestern has proved and probable, and recoverable reserves totaling approximately 144,800,000 tons located in central Texas. These reserves are in close proximity to the Jewett Mine.

In the fourth quarter of 1997, Horizon Coal Services, Inc. (Horizon) sold its non-producing coal property in Wyoming containing approximately 684,000,000 proved and probable, and recoverable tons of compliance quality coal reserves.

The Company, through its wholly owned subsidiary, Basin Resources Inc.
owns approximately 36,000 acres of land in southern Colorado associated with a former coal mining operation. The improvements have been removed and the land has been reclaimed. The Company is currently negotiating the sale of this property.

	OIL AND NATURAL GAS PROPERTIES: During 1997 the oil and gas operations completed two major acquisitions. The Company purchased Vessels Energy's (Vessels) oil and gas assets in Colorado's Denver-Julesburg (D-J) Basin. With the completion of this acquisition late in 1997, annual hydrocarbon production in the D-J Basin is expected to increase from 3,800 Mmcf of natural gas to approximately 7,300 Mmcf, from 146,000 barrels of oil to 296,000 barrels, and from 233,000 barrels of natural gas liquids to 1,613,000 barrels. The Nonutility U.S. properties include more than 565 wells, operating some 470 of them, and include an 800-mile gas-gathering system, which the Company also operates. With the Vessels acquisition, the Company also acquired a natural gas processing and fractionating plant. The plant and gathering system is being integrated with the Company's existing Fort Lupton plant. This purchase allows the Company to enter the gathering and fractionated liquids businesses. The Company, through a Canadian subsidiary, purchased the stock of Questar Exploration Inc and in January 1998, these assets were merged into the Canadian subsidiary. This acquisition is expected to increase hydrocarbon production in Alberta by 6,144 Mmcf and 298,000 barrels of natural gas liquids in 1998.

	Oil and gas operations also completed the disposition of non-strategic oil and natural gas properties in Kansas, Texas, North Dakota, Oklahoma, and Alberta, Canada. The proceeds from these sales were applied to purchase the above natural gas acquisitions.

	All Nonutility natural gas volumes are at a pressure base of 14.73 psia at 60 degrees Fahrenheit.

	Nonutility oil and natural gas reserve estimates have not been filed with any other federal or any foreign government agency during the past twelve months. Certain lease information and well data, only with respect to owned wells, is filed with the Internal Revenue Service for tax purposes.

	The following table presents information on produced oil and natural gas average sales prices and production costs in U.S. dollars for 1997, 1996 and 1995.

			            Year Ended December 31
			     1997     	     1996     	     1995
			United		United		United
		States	Canada	States	Canada	States	Canada
Average sales price:
	Per Mcf of natural gas		$ 1.94	$ 1.38	$ 1.54	$ 1.10	$ 1.21	$ 0.99
	Per barrel of oil		20.42	18.77	19.74	 16.88	 16.55	 15.29
	Per barrel of natural gas liquids		10.12	15.64	  10.56	14.44	  8.17	 11.33

Average production cost:
	Per barrel of oil equivalent		$ 4.13	$ 3.02	$ 3.94	$ 3.10	$ 3.36	$ 2.90

	Natural gas production was converted to barrel of oil equivalents based on a ratio of 6 Mcf to 1 barrel of oil.

	Nonutility oil, natural gas and natural gas liquids production was sold under short-term and long-term contracts at posted prices or under forward market arrangements. From 1996 to 1997, Nonutility average sales prices changed due to fluctuations in the market. Nonutility average production cost in the U.S. reflects higher lease operating expenses due to non-recurring environmental and compliance work required on the newly acquired Vessels properties. As a result of the completion of this non-recurring work in 1997, future production costs are expected to decrease.

	Information on the Nonutility natural gas and oil wells and the owned or leased acreage in which they are located, as of December 31, 1997, is presented below.
	United
	   States   		  Canada

Gross productive natural gas wells	1,153   	295
Net productive natural gas wells	768.15	242.72
Gross productive oil wells	118   	101
Net productive oil wells	117.00	68.32

Gross producing acres	522,234	265,443
Net producing acres	338,911	185,476
Gross undeveloped acres	355,853	252,868
Net undeveloped acres	206,866	177,108

	The wells located in Canada include multiple completions of 21 gross productive natural gas wells or 18.25 net productive gas wells. The U.S. wells listed above include multiple completions of 181 gross productive natural gas wells or 131.41 net productive natural gas wells, and 9 gross productive oil wells or 9 net productive oil wells.

The foregoing acreage located in the United States and Canada are primarily in the Rocky Mountain states and Alberta.

	During 1998, total exploration, acquisition and development expenditures (expense and capital) are anticipated to be approximately $34,442,000 in the United States and approximately $22,423,000 in Canada.

	The following table presents information on Nonutility oil and natural gas exploratory and development wells drilled during 1997, 1996 and 1995.


	   United States    	       Canada

	 1997 	 1996 	 1995 	 1997 	 1996 	 1995

Net productive natural gas
	exploratory wells		1.86	 0.33	 2.99	4.30	 0.55	 0.50
Net productive oil
	exploratory wells		1.00	 -  	 1.00	 -  	2.23	-
Net productive natural gas
	development wells		41.50	 2.58	 6.23	1.30	1.83	   -
Net productive oil
	development wells		2.87	 -  	 1.34	15.11	 9.78	 7.38
Net dry exploratory wells		0.34	 1.75	 2.50	1.13	0.50	 1.69
Net dry development wells		0.25	1.81	4.24	 -  	0.04	 0.50

	For information on properties acquired, see Part II, Item 8, "Financial Statements and Supplementary Data."


	INDEPENDENT POWER PROPERTIES: Independent power operations sell power from the Company's 222 MW Colstrip 4 leased interest and associated common and transmission facilities. The leasehold interest and its related assets and liabilities and contract obligations are intended to be sold with the regulated electric generating facilities and power purchase contracts.

The Company, through its independent power operations, also partially owns or has contract rights in a number of Nonutility power generation projects. The interests in these projects are not being offered for sale with the regulated electric generating facilities:

Projects in Operation:

				 IPG
				Share
				 of
			Rated	Rated
	   Location		Capa-	Capa-
	 (Commercial	 Ownership	city	city	          Customer
    Project     	  Operation)  	or Interest	  MW  	 MW  	 Electricity  	  Thermal
Encogen One (1)	Sweetwater, TX	  49.9%	  255	 128	Texas Utilities	U.S. Gypsum
	    (1989)				  Electric Co.
Tenaska-Paris(2)	Paris, TX	  10.0%	  223	  22	Texas Utilities	Campbell
 	    (1989)				  Electric Co.	 Soup Co.
Encogen Four	Buffalo, NY	  49.5%	   62	  31	Niagara Mohawk 	Outokumpu
	    (1992)				  Power Corp.	 AmBrass
Lockport(2)	Lockport, NY	  22.3% 	  168	  37	New York State	Harrison
 	    (1993)				  Electric &	 Radiator
					  Gas Corp.
Teesside	United Kingdom	   3.2%(3)	1,725	  56	Various U.K.	    --
	    (1993)				  customers
Tenaska-	Ferndale, WA	  25.1%	  245	  61	Puget Sound	Tosco Corp.
 Ferndale	    (1994)				  Energy

Doctor Bird	Old Harbour,	  17.6%	   74	  13	Jamaica Public	   None
	  Jamaica				  Service
	    (1995)
Tenaska-	Cleburne, TX	  13.4%	  258	  35	Brazos REA	City of
 Cleburne	    (1997)					 Cleburne

	TOTAL IPG SHARE OF RATED CAPACITY MW			 383

(1) CES is the managing partner of this project.

(2)	These co-generation facilities have a long-term contract with NARCO (a Nonutility subsidiary) to purchase a portion of their natural gas supply.

(3) Interest is the contractual right to utilize one-third of 168 megawatts of capacity to produce electricity for sale from a 1,725 megawatt natural gas-fired electric generating facility.

Projects Under Construction:

				 IPG
				Share
				 of
	    Location		Rated	Rated
	  (Anticipated		Capa-	Capa-
	   Commercial	 Ownership	city	city	         Customer
  Project   	   Operation)   	or Interest	 MW  	 MW  	 Electricity 	  Thermal
Tenaska-	Frederickson, WA	    25.3%	 248	  63	Bonneville	None
 Frederickson	     (4)				  Power Admn

Uch Power	Uch Pakistan	     3.2%	 586	  19	Pakistan Water	None
 Limited	  (1998)				 & Power
					 Department

(4)	Construction is approximately 50% complete but has been suspended due to a dispute with the Bonneville Power Administration.

Projects Under Development:


				 IPG
				Share
				 of
			Rated	Rated
		 Devel-	Capa-	Capa-
		 opment  	city	city	           Customer
   Project    	    Location    	Interest 	 MW  	 MW  	  Electricity   	  Thermal
India-	State of Andhra	  (5)	 500	 (5)	State of Andhra	None
  Krishnapatnam	  Pradesh				  Pradesh

Tenaska	Grimes County,	    50%	 800	200	Power Team, a	None
  Frontier	  Texas				  division of PECO
 (Grimes					  Energy Company
  County)

(5)	The ownership interest, if any, has not been determined.

TELECOMMUNICATIONS PROPERTIES: Touch America has a 3,000-mile fiber optic network covering a seven state region extending from Seattle, Washington to St. Paul, Minnesota and from Denver, Colorado to the Canadian border. Approximately 600 miles of the network from Denver, Colorado to Billings, Montana is held through an indefeasible right of use (IRU) which extends through December 2010 and is subject to two ten year extensions, at Touch America's option. Approximately 2,000 miles of the network from Seattle, Washington to St. Paul, Minnesota is held through an IRU extending through early 2022. Touch America continues to expand its network capacity. The additional 1,620 miles of fiber network through FTV will widen Touch America's service territory to 11 states. In January 1997, the Company acquired 12 PCS licenses in 12 marketing areas between Minneapolis, Minnesota and Seattle, Washington along the route of the fiber optic network, which presents an opportunity for wireless telephone service in that region.

ITEM 3.  LEGAL PROCEEDINGS

	The Company and North American Resources Company (NARCO), a company subsidiary, are defendants in litigation filed on October 30, 1995 in the United States District Court for the District of Montana by Paladin Associates, Inc. (Paladin). Paladin is a natural gas broker transporting natural gas on the Company's pipeline system. Paladin alleges the Company, NARCO and Northridge Petroleum Marketing, a Canadian corporation in which a former member of Entech's Board of Directors was a principal, violated antitrust law by, among other things, denying Paladin free access to the market for the sale of natural gas. Paladin also alleges various state law claims for breach of contractual obligations, interference with business, and negligence arising out of the Company's offer of interruptible storage service and interruptible off-system transportation to third parties. Damages claimed by Paladin from the alleged antitrust violations measure approximately $10,000,000, which would be trebled if there is liability. Damages Paladin seeks for the alleged state law violations have not been quantified. Trial of this matter is not scheduled, but is expected to occur in 1998. While the outcome of this litigation cannot be predicted, the Company is confident of its defenses and will vigorously pursue them.

		In 1994, the Company entered into a 15-year agreement to purchase up to
98 megawatts of capacity from Basin Electric Power Cooperative (Basin) annually between November and the following April.  Delivery of power was to begin in
November 1996.  The Company rescinded the agreement after Basin's refusal to provide electricity at the delivery points the Company requested under the terms of the agreement. On November 5, 1996, Basin sued the Company in Federal
District Court in North Dakota seeking specific performance, a stay of the litigation, and an order compelling the Company to arbitrate the dispute. On
March 20, 1997, the court ordered arbitration of all claims and counterclaims, except counterclaims against Basin regarding antitrust and wrongful interference with business or trade. On December 19, 1997, the arbitrator denied the Company's claims, affirming the Company's obligations to purchase power under the agreement.  In December 1997, the Company recognized $7,400,000 as expense representing all amounts that would have been payable under the agreement.

	Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Issues" and to
Part II, Item 8, "Financial Statements and Supplementary Data - Note 2 to the Consolidated Financial Statements" for further information pertaining to legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Montana Power Company Officers:

	On December 31, 1997, D. T. Berube, 64, retired as Chairman of the Board. On July 1, 1997 he retired as Chief Executive Officer.

	On January 1, 1998, R. P. Gannon, 53, was elected Chairman of the Board. He was elected Chief Executive Officer on July 1, 1997. He had previously served as Vice Chairman of the Board until January 1, 1998, as President since January 1, 1990 and as Chief Operating Officer - Utility Operations from 1992-1996.

	In 1996, J. P. Pederson, 55, was elected Vice President, Chief Financial and Information Officer. He had previously served as Vice President and Chief Financial Officer from 1991-1996.

	In 1996, P. K. Merrell, 45, was elected Vice President, Human Resources and Secretary. She had previously served as Vice President and Secretary from 1993-1996 and as Secretary from 1992-1993.

	In 1991, M. E. Zimmerman, 49,	was elected Vice President and General
Counsel.

	In 1996, D. S. Smith, 54, was elected Controller. He had previously served as Controller for Entech from 1988-1996.

	In 1996, E. M. Senechal, 48, was elected Treasurer. She had previously served as Vice President and Treasurer for Entech from 1984-1996.

	In 1997, W. S. Dee, 57, was elected Vice President, Marketing. He had previously been employed as policy teacher and consultant with Leo Burnett, Inc., an advertising agency, from 1993 to 1996. He had also served as Chief Executive Officer and owner of W. S. Dee - Omega Beverages, a beverage manufacturing company, from 1991 to 1992.

Energy and Communications Services Division:

	In 1996, J. D. Haffey, 52, was elected Executive Vice President and Chief Operating Officer. He had previously served as Vice President - Administration and Regulatory Affairs from 1993-1996 and as Vice President - Regulatory
Affairs for the Utility Division from 1987-1993.

	In 1996, D. A. Johnson, 52, was elected Vice President, Distribution Services. He had previously served as Vice President - Utility Services from 1993-1996 and as Vice President - Gas Supply and Transportation for the Utility Division from 1984-1993.

	In 1996, P. J. Cole, 40, was elected Vice President, Business Development and Regulatory Affairs. He had previously served as Treasurer for the Utility Division from 1993-1996, as Assistant Treasurer from 1992-1993 and as Manager, Corporate Financial Planning and Analysis from 1986-1992.

	In 1996, M. J. Meldahl, 48, was elected Vice President, Communication Services. He had previously served as Vice President, Technology Division - Entech from 1988-1996.

	In 1997, W. A. Pascoe, 41, was elected Vice President, Transmission Services. He had previously served as Assistant Vice President, Transmission Services from May 1996 to April 1997 and as Manager of Transmission and Power Transactions from 1990-1996.


Energy Supply Division:

	In 1996, R. F. Cromer, 52, was elected Executive Vice President and Chief Operating Officer. He had previously served as President and Chief Operating Officer - Continental Energy Services, Inc. from 1992-1996 and as Vice
President and General Manager, Continental Energy Services from 1989-1992.

	In 1996, A. K. Neill, 60, was elected Executive Vice President, Energy Supply. He had previously served as Executive Vice President - Generation and Transmission 1994-1996 and as Executive Vice President - Utility Services from 1987-1994.

	In 1996, M. C. Enterline, 49, was elected Vice President - Colstrip Project Division for the Energy Supply Division. He had previously served as Vice President, Colstrip Project Division from 1995-1996, as Manager of Business and Change Management from 1994-1995 and as Superintendent of Colstrip Units l and 2 from 1988-1994.

	In 1996, R. P. Madison, 60, was elected Vice President, Oil and Gas Operations, Energy Supply Division. He had previously served as Vice President, Entech Oil Division from 1988-1996.

	In 1996, P. Gatzemeier, 47, was elected Vice President, Coal Operations. He had previously served as Vice President, Entech Coal Division from 1992-1996.


PART II


ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

	Common Stock Information

	The common stock of the Company is listed on the New York and Pacific Stock Exchanges. The following table presents the high and low sale prices of the common stock of the Company as well as dividends declared for the years 1997 and 1996. The number of common shareholders of record on December 31, 1997, was 41,868.


				Dividends
				Declared
				   per
	    1997   	  High  	   Low  	  Share

	1st quarter	$	22.625	$	21.000	$	0.40
	2nd quarter	23.312	21.000	0.40
	3rd quarter	26.625	21.000	0.40
	4th quarter	32.250	24.125	0.40


				Dividends
				Declared
				   per
	    1996   	  High  	   Low  	  Share

	1st quarter	$	23.000	$	21.250	$	0.40
	2nd quarter	22.750	21.000	0.40
	3rd quarter	22.375	20.625	0.40
	4th quarter	22.000	20.750	0.40

ITEM 6.	SELECTED FINANCIAL DATA

The Montana Power Company and Subsidiaries

Balance Sheet Items (000)
			   1997  	   1996  	   1995
Assets:
	Utility plant		$2,216,198	$2,236,309	$2,156,959
	Less accumulated depreciation
		and depletion		   684,960	   705,119	   663,216
		Net Utility plant		 1,531,238	 1,531,190	 1,493,743
	Nonutility property		781,406	   666,679	   633,079
	Less accumulated depreciation
		and depletion		   260,567	   256,489	   252,612
		Net Nonutility property		   520,839	   410,190	   380,467
			Total net plant and property		2,052,077	 1,941,380	 1,874,210
	Other assets		   749,619	   756,835	   711,881
			Total Assets		$2,801,696	$2,698,215	$2,586,091

Liabilities:
	Common shareholders' equity		$1,037,534	$  999,657	$  976,043
	Unallocated stock held by trustee
		for retirement savings plan		(25,945)	(28,360)	   (30,565)
	Preferred stock		57,654	57,654	   101,416
	Mandatorily redeemable preferred
		securities of trust		65,000	65,000
	Long-term debt		653,168	633,339	   616,574
	Other liabilities		 1,014,285	   970,925	   922,623
			Total Liabilities		$2,801,696	$2,698,215	$2,586,091

ITEM  6.  SELECTED FINANCIAL DATA

The Montana Power Company and Subsidiaries

Balance Sheet Items (000)
			   1994   	   1993   	   1992
Assets:
	Utility plant		$2,021,981	$1,891,432	$1,802,987
	Less accumulated depreciation
		and depletion		   619,195	  572,141	   533,216
		Net Utility plant		 1,402,786	 1,319,291	 1,269,771
	Nonutility property		   600,299	   596,769	   552,537
	Less accumulated depreciation
		and depletion		   207,486	   198,951	   178,275
		Net Nonutility property		   392,813	   397,818	   374,262
			Total net plant and property		 1,795,599	 1,717,109	 1,644,033
	Other assets		   717,098	   668,918	   641,389
			Total Assets		$2,512,697	$2,386,027	$2,285,422

Liabilities:
	Common shareholders' equity		$  988,100	$  945,651	$  902,989
	Unallocated stock held by trustee
		for retirement savings plan		   (32,580)	(34,419)	(36,098)
	Preferred stock		   101,416	101,419	51,984
	Mandatorily redeemable preferred
		securities of trust
	Long-term debt		   588,876	   571,870	   581,179
	Other liabilities		   866,885	   801,506	   785,368
			Total Liabilities		$2,512,697	$2,386,027	$2,285,422

Income Statement Items (000)
				   1997   	   1996   	   1995
	Revenues		$1,023,597	$  973,208	$  953,224

	Expenses:
		Operations		415,979	   381,550	   420,472
		Maintenance		75,994	68,181	    68,286
		Selling, general and administrative		124,244	113,485	   104,213
		Taxes other than income taxes		96,214	87,903	    89,858
		Depreciation, depletion and
			amortization		94,664	86,403	    84,635
		Writedowns of long-lived assets (a)		          	          	    74,297
					   807,095	   737,522	   841,761

			Income from operations		216,502	235,686	   111,463

	Interest expense and other income:
		Interest		54,667	48,770	    43,656
		Distributions on mandatorily
			redeemable preferred securities
			of subsidiary trust		5,492
		Other (income) deductions - net		   (34,159)	    (4,445)	   (10,704)
					26,000	44,325	    32,952

	Income taxes		    61,870	    71,975	    21,574

	Net income		128,632	119,386	    56,937
	Dividends on preferred stock		     3,690	     8,358	     7,227

	Net income available for common stock		$  124,942	$  111,028	$   49,710

	Basic  earnings per share of common
		stock:
		Utility operations		$     1.08	$     1.13	$     1.22
		Nonutility operations		      1.21	      0.90	     (0.30)
				$     2.29	$     2.03	$     0.92

	Diluted earnings per share of
		common stock		$     2.28	$     2.03	$     0.92

	Dividends declared per share of
		common stock		$     1.60	$     1.60	$     1.60

	Average shares outstanding (000)		54,649	54,634	    54,121

	Earnings coverage of fixed
		charges, SEC Method		2.94x	3.21x	1.96x

(a)	Refer to Item 8, "Financial Statements and Supplementary Data - Note 1 to
the 	Consolidated Financial Statements."

Income Statement Items (000)
				   1994   	   1993   	   1992
	Revenues		$1,005,970	$1,024,285	$  943,872

	Expenses:
		Operations		   436,610	   476,733	   412,387
		Maintenance		    75,357	    70,029	    70,525
		Selling, general and administrative		   109,217	   106,765	    93,061
		Taxes other than income taxes		    99,200	    92,430	    94,328
		Depreciation, depletion and
			amortization		    84,483	    80,831	    79,901
		Writedowns of long-lived assets
					   804,867	   826,788	   750,202

			Income from operations		   201,103	   197,497	   193,670

	Interest expense and other income:
		Interest		    42,817	    48,023	    49,166
		Other (income) deductions - net		   (10,532)	   (11,857)	    (8,200)
					    32,285	    36,166	    40,966

	Income taxes		    55,226	    54,120	    45,639

	Net income		   113,592	   107,211	   107,065
	Dividends on preferred stock		     7,227	     4,353	     3,790

	Net income available for common stock		$  106,365	$  102,858	$  103,275

	Basic earnings per share of common
		stock:
		Utility operations		$     0.91	$     1.07	$     0.97
		Nonutility operations		      1.09	      0.91	      1.05
				$     2.00	$     1.98	$     2.02

	Diluted earnings per share
		of common stock		$     2.00	$     1.97	$     2.02

	Dividends declared per share of
		common stock		$    1.60	$    1.585	$     1.55

	Average shares outstanding (000)		53,125	    52,040	    51,126

	Earnings coverage of fixed
		charges, SEC Method		3.05x	2.86x	2.74x


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

	Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning the Company's revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, planned capital expenditures, financing needs, and availability, changes in the utility industry and the impacts of the year 2000 issue. Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include general economic and weather conditions in the areas in which the Company has operations, competitive factors and the impact of restructuring initiatives in the electric and gas industry, market prices, environmental laws and policies, federal and state regulatory and legislative actions, drilling successes in oil and natural gas operations, changes in foreign trade and monetary policies, laws and regulations related to foreign operations, tax rates and policies, rates of interest and changes in accounting principles or the application of such principles to the Company.

Results of Operations:

	The following discussion presents significant events or trends which have had an effect on the operations of the Company during the years 1995 through 1997 or which are expected to have an impact on operating results in the future.

	In May 1996, the Company was restructured by management into two divisions: Energy Supply and Energy and Communications Services. Pending regulatory approvals pertaining to the Company's restructuring, the discussions and financial information which follow are presented in a Utility and Nonutility format. Refer to Item 8, "Financial Statements and Supplementary Data - Note 4 to the Consolidated Financial Statements".

Net Income Per Share of Common Stock:

The Company's net income available for common stock increased to $124,942,000 in 1997 compared to $111,028,000 and $49,710,000 in 1996 and 1995, respectively. The following table shows the sources of consolidated net income on a basic per share basis.


		 1997 	 1996 	 1995

	Utility Operations	$ 1.08	$ 1.13	$ 1.22
	Nonutility Operations	 1.21	  0.90	 (0.30)

	Consolidated	$ 2.29	$ 2.03	$ 0.92

	Consolidated net income for the year ended December 31, 1997 was $2.29 per share, an increase of 26 cents over last year.

Net gains from the sales of non-strategic oil, natural gas and coal properties and an investment in a Brazilian gold mine contributed significantly to 1997 Nonutility increased earnings. Also, earnings from telecommunications operations increased because the Company began receiving revenues from its expanded fiber optic network late in the third quarter. Increased earnings from coal operations due to higher sales volumes to Colstrip Units 3 & 4 were more than offset by price reductions resulting primarily from a settlement with Puget Sound Energy (Puget). Earnings from independent power operations decreased primarily due to reduced long-term power sales revenues resulting from the Puget settlement and the absence of a gain recognized in 1996 on the sale of a portion of an asset. Nonutility earnings also benefited from the settlement of a long-standing income tax dispute with the Internal Revenue Service (IRS).

Utility earnings decreased 5 cents per share in 1997 due to weather related reductions in general business revenues and higher power supply costs resulting from increased steam plant maintenance, power purchases from qualifying facilities and the settlement of a power supply contract dispute. These negatives were partially offset by higher rates, customer growth, the expiration in 1996 of two higher-priced power purchase contracts and the absence of severance costs recorded in the fourth quarter of last year. The income tax settlement mentioned above also positively impacted the Utility.

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

Competitive Environment:

The Company's regulated electric and natural gas businesses are transitioning to competition over the next several years in accordance with Montana's "Electric Industry Restructuring and Customer Choice Act" and Montana's "Natural Gas Restructuring and Customer Choice Act" (Acts or Act), which became law in May 1997. The move to competition provides for customer choice to wholesale and retail customers for energy commodity and related services.

In 1997, the Company received 55% of its revenues and 49% of its net income from regulated utility operations. Other revenue and net income was provided by its diverse unregulated businesses engaged in coal, oil and natural gas, independent power and telecommunications operations. A variety of transition activities, which are detailed below, will help the Company manage change and position itself for a more competitive future.

REGULATED OPERATIONS:

Electric Utility -

General -- The Act provides for choice of electricity supply for the Company's large customers by July 1, 1998, for pilot programs for residential and small commercial customers beginning July 1, 1998, and for all customers no later than July 1, 2002. Generation assets will be removed from regulated rate base no later than July 1, 1998. Transmission and distribution services will remain fully regulated by FERC and/or the Montana Public Service Commission (PSC). The Act established a rate moratorium on electric rates for all customers for two years beginning July 1, 1998, and an electric-energy supply component rate moratorium for an additional two years for smaller customers. The Act contemplates that rates cannot be increased under the rate moratorium except under limited circumstances. This moratorium begins after a 2.4% increase, effective January 1, 1998, which will increase revenue approximately $9,000,000. The legislation authorizes the use of transition bonds, subject to the approval of a financing order by the PSC, as a method of financing transition obligations at lower costs. In addition, under the legislation, if, during the transition period, the earnings of the Electric Utility fall below a 9.5% return on equity, the Utility's obligation to flow investment tax credit benefits to ratepayers in future years is reduced. Any such reduction in the Utility's regulatory obligation provides an economic benefit to the Company and increases income in that year. The Act also defines the PSC's role in regulating distribution services, licensing suppliers in the state, and promulgating rules regarding anti-competitive and abusive practices.

The legislation requires the payment, through transition charges, of proven non-mitigatable transition costs, specifically recovery of above-market generation and qualifying facility power-purchase contract costs and regulatory assets, and requires for reciprocity between utility companies.

As required by the Act, the Company filed a comprehensive transition plan with the PSC on July 1, 1997. The filing includes the proposed handling and resolution of transition costs, and addresses other issues required by the legislation. The Company expects the PSC to render a decision in June 1998, subject to the provisions of the legislation.

The restructuring activities of the vertically integrated Electric Utility are described as follows:

Generation -- The Company announced that it will offer for sale all of its Montana electric generating facilities. These generating facilities include 13 dams and four coal-fired plants, its contracts for power purchased from qualifying facilities and Basin Electric Power Cooperative (Basin), and its unregulated leased interest in another coal-fired plant.

Regardless of the timing of the sale of the generating assets and power purchase contracts, the Company is obligated to continue to provide electric power supply through the transition period to customers in its service territory who have not had an opportunity to choose to purchase energy from another power supplier. Such service will require the Company to have available a power supply sufficient to meet those customers' electric loads. The Company is evaluating options to meet these needs including a power supply contract with the purchasers of the generating facilities.

The sale of these assets is expected to occur in 1998. The sale will expedite the development of competition in Montana's electric-generation market. Proceeds from the divestiture may be used to repurchase debt and equity securities, and proceeds up to the book value of the assets sold may be invested in growth opportunities related to the Company's current regulated and unregulated business lines. The Company's Mortgage and Deed of Trust imposes a lien on all physical properties including the generation assets and pollution control equipment on some of the thermal generating facilities, therefore, restrictions may exist on the use of proceeds. The sales decision reflects three major beliefs:

(1) Montana Power will be better positioned if it does not own generation in a regulatory jurisdiction where it provides transmission and distribution services. The reduction of regulatory complexities will allow the Company to react quicker to business opportunities.
(2) The size and geographic presence necessary to compete successfully in the dynamic, evolving competitive generation market means that only the larger companies will have a sustainable competitive advantage. Exiting its generation activities in Montana allows the Company to focus more on its core strength of customer service.
(3) Energy prices in the future will be determined by competition and may be higher or lower than actual costs of generation. The risk associated with this price competition is better taken by larger companies who are concentrating on generation.

The divestiture of these generating plants and the sale of contracts for purchased power from independent qualifying facilities and Basin also will help to resolve issues associated with the Company's transition costs in the filing currently before the PSC.

The electric generation assets will be removed from rate base on July 1, 1998. Until the sale is completed, the costs associated with owning and operating the assets are expected to continue to be recovered through a cost-based contract between the Company's regulated operations and its non-regulated Supply Division. Any gains above the Company's book value realized in the sale of the regulated generating facilities and power purchase contracts will be utilized to reduce the electric Competitive Transition Charge (CTC) amounts to be collected from ratepayers. Conversely, any losses or additional costs to the Company would increase the CTC amounts to be collected over the approved transition period.

Transmission -- On April 24, 1996, the Federal Energy Regulatory
Commission (FERC) issued Order Nos. 888 and 889 requiring Open-Access Non-Discriminatory Transmission Services by Public and Transmitting Utilities, and stating standards of conduct regarding open access. These orders require public utilities owning transmission lines to file open-access tariffs making transmission service available to all buyers and sellers of wholesale electricity; require utilities to use the tariffs for their own wholesale sales and purchases; and allow utilities to recover wholesale stranded costs, subject to certain conditions.

The Company's current FERC open-access transmission tariffs became effective in July 1996. In January 1997, the Company adopted Standards of Conduct and established an Open-Access Same-Time Information System to comply with FERC Order No. 889. The Company anticipates updating its FERC tariffs with a filing in March 1998.

As part of a group of other Pacific Northwest electric utilities, the Company has been studying the formation of an independent grid operator (IndeGo) to manage the utilities' high-voltage transmission lines. Work on the IndeGo proposal has recently been suspended due to lack of regional consensus.

The Company's transmission system serves a majority of the state of Montana with nearly 7,000 miles of lines. The system integrates generation located in both the Columbia River and Missouri River drainages and is directly interconnected with the transmission systems of three investor owned utilities and two federal power marketing agencies. The Company provides nondiscriminatory transmission services pursuant to an open access transmission tariff filed with the FERC.

Distribution -- Distribution service will continue to be regulated by the PSC and provided by the Company's regulated Distribution Division.

Wholesale -- The Electric Utility currently provides wholesale service to Central Montana Electric Power Cooperative, Inc. (Central), which manages a contract for purchases of power from the Electric Utility for a group of Montana cooperatives. Central has terminated its contract with the Company, effective June 2000, and will acquire its energy from another supplier Central's 120 MW load approximates six percent of the Company's system load. The Company expects to make an application to FERC for recovery of costs which will be stranded by the termination of this contract, subject to the outcome of the intended sale of generation assets and power purchase contracts.

Natural Gas Utility --

General -- The restructuring legislation for the Natural Gas Utility allows utilities to voluntarily offer customers choice of natural gas supply and authorizes the use of transition bonds, subject to the approval of a financing order by the PSC, as a method of financing transition obligations at lower costs. The Act defines the role the PSC will have in regulating transmission and distribution services, licensing suppliers in the state, and promulgating rules regarding anti-competitive and abusive practices.

On October 28, 1997, the PSC approved an order giving the Company's natural gas customers the right to choose their own suppliers based upon stipulation agreements resulting from the Company's July 1996 Restructuring Filing. Customers with annual loads greater than 60,000 dekatherms (Dkt) have been eligible to transport natural gas since November 1, 1991. The October order provides for a reduction in this load eligibility level to 5,000 Dkt, annually, effective November 1, 1997, equating to approximately 230 smaller industrial and larger commercial customers. The order also provides for a pilot program for small residential and general service customers to commence by the 1998 - 1999 heating season and a transition to full customer choice no later than mid- 2002.

	Almost all of the natural gas production assets of the regulated Utility were transferred to an unregulated subsidiary on November 1, 1997 at an amount agreed-to in the natural gas order which was $33,600,000 below the existing book value. This difference between transfer value and the book value and the existing $25,400,000 of regulatory assets related to the natural gas production assets were approved as a CTC and will be recovered from transmission and distribution customers in rates over a 15-year period. The assets, liabilities, equity and results of operations of the regulated
Utility's Canadian subsidiary, Canadian-Montana Gas Company, Limited, have also been included in the unregulated oil and natural gas operations as of that date. Production from these transferred properties will be sold in the competitive market in the unregulated operations.

	Natural gas transmission, distribution and storage will remain regulated by the PSC, while eligible customers will be allowed to secure their gas supply on the open market.

The PSC order reduced annual natural gas revenues by $2,800,000, or 2.3%, and froze base rates for two years. A non-bypassable Universal System Benefits Charge for public purpose programs was also implemented. The Company is pursuing the issuance of transition bonds that will refinance the transition costs at a lower cost of capital. The issuance of these bonds is expected to result in annual savings of approximately $1,900,000. In November 1997, the Company filed an application with the PSC seeking authorization to issue up to $65,000,000 of transition bonds.

	On January 5, 1998, Enron Capital & Trade Resources Corp. (Enron) requested court review of the PSC's decision regarding the measure of stranded costs as well as the level of functional separation of the various segments of the Company's natural gas business. This appeal is pending before the First Judicial District Court, Lewis and Clark County. Enron alleges the PSC erred when it concluded the assets subject to the CTC are stranded and that their value is $60,000,000.

	The Company requested, and expects the district court to provide, expedited review and decision making regarding this matter. The Company does not expect the PSC to act upon the Company's application for authority to issue transition bonds while this appeal is pending at the district court. The CTC rates assume the cost of capital associated with the transition bond financing, therefore, the Company is not collecting from customers its full cost of capital associated with these stranded costs.

The Company does not anticipate a materially negative impact on earnings due to the reduction in natural gas supply revenues from customers choosing other suppliers, as the decrease will be offset by reduced supply costs, CTC charges, transportation and distribution revenues and transition bond financing savings. The PSC order has been appealed by Enron. Consequently, the timing of any transition bond issuance is uncertain.

Production -- As discussed above, the Company's unregulated Supply
Division assumed ownership of almost all of the natural gas production assets, except delivered gas purchase contracts, which have been retained by the regulated Natural Gas Utility. The assets were transferred at less than book value. The difference between book value and the agreed-upon transfer value, and the regulatory assets associated with natural gas production will be recovered over 15 years from transmission and distribution customers as a component of CTC charges.

Transmission, Storage and Distribution -- Transmission, storage and distribution services will remain regulated, and rates for such services will continue to be subject to approval by the PSC and/or FERC.

UNREGULATED OPERATIONS:

	General -- In the fourth quarter of 1997, the Company merged MP Energy Services, Inc. into MP Energy, Inc. and renamed the entity The Montana Power Trading & Marketing Company (MPT&MC). The new name better describes the functions and services that MPT&MC will be providing to customers. The Company has traditionally sold natural gas, electricity, natural gas liquids in bulk and other commodities for resale. The structural changes in the energy markets due to deregulation provides the opportunity for the Company to extend its traditional wholesale activities to other regions of the nation and to expand into retail markets as they become deregulated. The Company will focus its activities in the western half of the United States and the upper Midwest. MPT&MC targets wholesale and large industrial customers that have been granted the right, either by state or federal agencies, to pursue other sources for their electricity and natural gas supplies.

In order to better manage the risks associated with commodity production, trading and marketing, the Company retained an outside consultant in 1997 to design a comprehensive Energy Risk Management program. The program is being implemented in the first half of 1998. In addition, the Company also established a position, reporting directly to the Company's Chief Financial Officer, to oversee the risks in MPT&MC. Finally, MPT&MC will be implementing new systems in 1998 to enable it to more accurately track and manage its commodity portfolio.

	Wholesale -- The Company has a long history of trading in the wholesale electric market and also has developed trading, and wholesale and large customer expertise in its unregulated natural gas operations. The Company believes that this experience allows it to effectively compete in the competitive environment. Currently, the electricity markets are not as developed as the natural gas markets. As the electricity market develops, many of the same financial instruments that are used to control risk and volatility in the natural gas industry will be used for the electric industry. The formation of MPT&MC brings together the Company's expertise in the wholesale trading of all energy commodities.

To serve growing markets, MPT&MC secured firm capacity on Pacific Gas Transmission's (PGT) interstate pipeline and on Pacific Gas & Electric Company's intrastate pipeline. The intrastate capacity provides MPT&MC with the ability to offer firm gas deliveries to California customers and PGT capacity provides MPT&MC with firm access to Canadian supplies. Trading and deliveries to customers will begin in 1998. In addition, MPT&MC will begin trading natural gas in the Upper Midwest once an affiliate's firm transportation capacity on Northern Border Pipeline is activated. This is expected to occur in late 1998. This capacity provides access for the Company's low-cost gas from its Bowdoin production on a firm basis to upper Midwest markets since this pipeline provides access to several local distribution companies in the Chicago area.

Retail -- The Company, through MPT&MC, is actively selling retail energy-related products and services in a competitive marketplace. This includes energy commodity supplies, assisting customers with utility rate management; managing power contracts; installing energy-efficient equipment; and tracking facility energy use, and other services required by customers.

The Montana Power Group (MPG), an energy supply and management alliance, was exclusively endorsed by the California Manufacturers Association (CMA) to assist its members with their energy decisions. As a participant in the MPG, MPT&MC agreed to offer comprehensive energy services, including energy supply, discounted from the power exchange prices, and energy management products and services to qualified CMA members. The CMA has agreed to endorse and promote such products and services to its members. The membership of the CMA is the target market for MPT&MC in California. The approximate 1,000 members of CMA represent an estimated 8,000,000 megawatt hours of electric use annually. The supply program is offered on a limited basis to CMA members capped at predetermined volumes. The program will be subscribed on a first come, first serve basis. Once the caps are fully subscribed, MPT&MC will have, at its sole discretion, the option to extend the offered supply and services to other CMA members. To date, one contract for energy supply and services has been signed with a CMA member. MPT&MC is expecting to begin retail deliveries in California on April 1, 1998, pending the California market opening on that date. At this time, the Company cannot predict the impact of the CMA agreement on future earnings, however, due to the limits provided in the agreement, any potential negative impacts are not expected to have a material impact on the Company's financial position or results of operations.

MPT&MC is also participating in the Puget Sound Energy customer choice pilot program in western Washington. The Company has one retail industrial customer and has been delivering energy under the pilot program since December 1997.


			        UTILITY OPERATIONS
			      Year Ended December 31
			   1997   	   1996   	   1995
			       Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
	Revenues		$  435,986	$  430,171	$  421,999
	Intersegment revenues		     4,685	     5,793	     5,813
				440,671	435,964	   427,812

EXPENSES:
	Power supply		142,193	136,817	   148,240
	Transmission and distribution		31,883	30,263	    26,916
	Selling, general and administrative		55,934	53,922	    43,763
	Taxes other than income taxes	 	47,985	46,191	    43,302
	Depreciation and amortization		    51,674	    46,648	    40,675
				   329,669	   313,841	   302,896

	INCOME FROM ELECTRIC OPERATIONS		111,002	122,123	   124,916

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply
		cost revenues)		105,220	107,782	    93,453
	Gas supply cost revenues		17,135	20,746	    21,660
	Intersegment revenues		       588	       649	       852
				122,943	129,177	   115,965

EXPENSES:
	Gas supply costs		17,135	20,746	    21,660
	Other production, gathering and exploration		8,128	9,335	     9,643
	Transmission and distribution		11,353	11,711	    10,934
	Selling, general and administrative		20,342	19,195	    17,671
	Taxes other than income taxes		16,052	15,722	    14,841
	Depreciation, depletion and amortization		    11,939	    11,638	    10,283
				    84,949	    88,347	    85,032

	INCOME FROM GAS OPERATIONS			37,994	40,830	    30,933

INTEREST EXPENSE AND OTHER INCOME:
	Interest		52,191	46,663	    44,031
	Distributions on company obligated
		mandatorily redeemable preferred
		securities of subsidiary trust		5,492
	Other (income) deductions - net		    (7,128)	      (402)	    (5,419)
				    50,555	    46,261	    38,612

INCOME BEFORE INCOME TAXES		98,441	116,692	   117,237

INCOME TAXES		   35,643	    46,687	    44,047

DIVIDENDS ON PREFERRED STOCK		    3,690	    8,358	    7,227

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$   59,108	$   61,647	$   65,963

UTILITY OPERATIONS:

	Weather affects the demand for electricity and natural gas, especially among residential and commercial customers. Very cold winters increase demand, while mild winter weather reduces demand. The weather's effect is measured using degree-days. A degree-day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily actual temperature is less than the baseline. As measured by heating degree-days, the 1997 temperatures for the Company's service territory were 10% warmer than 1996 and comparable to the historic average. Temperatures in 1996 were 12% colder than 1995 and 11% colder than the historic average.

Weather, streamflow conditions and the wholesale power markets in the Northwest and California influence the Company's electric wholesale revenues, power-purchase expenses and output of thermal generation. Regional opportunity purchased-power prices were higher than last year and consequently, the Company did not curtail its thermal generation as it had during 1996. Margins on off-system sales are tightening as competition among suppliers increases.


Accounting for the Effects of Regulation:

	For its regulated operations, the Company follows SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, the Company has recorded regulatory assets and liabilities that are intended to be recognized in expenses and revenues in future periods. Should any portion of these operations cease to meet the criteria of SFAS No. 71 for various reasons, including changes in regulation or a change in the competitive environment for those operations, the Company would discontinue the application of SFAS No. 71 for that portion of the operations for which the statement no longer applied. If the Company was to discontinue application of SFAS No. 71 for all or a portion of its operations, the regulatory assets and liabilities related to those portions would have to be eliminated from the balance sheet and included in income in the period when the discontinuation occurred unless recovery of those costs was provided through rates charged to those customers in a portion of the business that remains regulated. In conjunction with the ongoing changes in the electric and natural gas industries, the Company will continue to evaluate the applicability of this accounting principal to those businesses.

As a consequence of the issuance by the PSC of the natural gas restructuring order, the Company's natural gas production assets were removed from SFAS No. 71 accounting in the fourth quarter of 1997. The timing of the removal of the electric generating assets from SFAS No. 71 has not yet been determined. The Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) met in July 1997 to discuss issues related to removing the generation portion of a utility company from SFAS No. 71. Recovery of the Company's existing regulatory assets related to the natural gas production assets was provided in the PSC order, therefore the discontinuance of SFAS No. 71 for these assets did not have a material impact on the results of operations for 1997. Recovery of existing regulatory assets related to electric generation is provided in the electric restructuring legislation. Based upon the EITF's conclusions regarding regulatory assets and liabilities and the Company's anticipated recovery of its regulatory assets, the Company believes that the discontinuation of regulatory accounting for these generation assets will not have a material impact on the Company's financial position or results of operations. See Item 8, "Financial Statements and Supplementary Data - Notes 1 and 4 to the Consolidated Financial Statements."

Electric Utility:

1997 Compared to 1996


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)	(Yearly Average)
		1997	1996			1997	1996			1997	1996
Revenues:

Residential,
	Commercial &
	Government	$	270,276	$	257,625	5%	4,342	4,414	(2)%	275,916	271,683	2%
Industrial		107,038	108,156	(1)%	2,580	2,580	0%	3,339	3,257	3%
	General Business		377,314	365,781	3%		6,922	6,994	(1)%	279,255	274,940	2%
Sales to Other
	Utilities		49,921	52,125	(4)%	2,663	2,761	(4)%	84	79	6%
Other		8,751	12,265	(29)%
Intersegment		4,685	5,793	(19)%	149	332	(55)%	230	230	0%
	Total	$	440,671	$435,964		1%	9,734	10,087	(3)%	279,569	275,249	2%

Power Supply
	Expenses:
Hydroelectric	$	21,231	$	19,423	9%	4,126	4,064	2%
Steam 		52,801	47,185	12%	4,290	4,272	0%
Purchases
	and Other		68,161	70,209	(3)%	2,538	2,557	(1)%
	Total Power Supply	$	142,193	$	136,817	4%	10,954	10,893	1%
Cents Per kWh	$	1.298	$	1.256


Revenues from general business customers increased in 1997 primarily due to higher tariff rates and customer growth. A weather-related reduction in volumes sold moderated this increase. Reduced sales to other utilities resulting from the expiration of a high-priced firm sales contract in the second quarter of 1996 were partially offset by higher prices and greater volumes sold in the wholesale electric market. An actuarial pension plan adjustment decreased other revenues as well as selling, general and administrative (SG&A) expenses.

Steam generation expenses were up in 1997 due to additional maintenance costs at the Corette plant. Decreases in purchases and other power supply expenses were mainly related to the expiration of two high-priced firm purchase contracts in the first half of 1996 and reduced opportunity purchase prices. Partially offsetting these decreases were higher qualifying facility rates, the settlement of a supply contract dispute and the absence of a 1996 credit from a third party who delivers energy to the Company's customers. Increased SG&A expenses resulted primarily from increased consulting and computer upgrades, reduced billing to third parties and marketing costs previously classified as other operating expenses. The pension plan adjustment mentioned above and the absence of 1996 permanent employee reduction costs moderated the SG&A expense increase. Depreciation expense increased as a result of greater plant investment and a mid-1996 change in the PSC-approved depreciation rates.


1996 Compared to 1995


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)	(Yearly Average)
		1996	1995			1996	1995			1996	1995
Revenues:

Residential,
	Commercial &
	Government	$	257,625	$	232,676	11%	4,414	4,181	6%	271,683	266,497	2%
Industrial		108,156	120,161	(10)%	2,580	2,974	(13)%	3,257	3,166	3%
	General Business		365,781	352,837	4%		6,994	7,155	(2)%	274,940	269,663	2%
Sales to Other
	Utilities		52,125	58,623	(11)%	2,761	2,751	0%	79	71	11%
Other		12,265	10,539	16%
Intersegment		5,793	5,813	0%	332	299	11%	230	234	(2)%
	Total	$	435,964	$	427,812	2%	10,087	10,205	(1)%	275,249	269,968	2%

Power Supply
	Expenses:
Hydroelectric	$	19,423	$	19,291	1%	4,064	3,480	17%
Steam 		47,185	44,010	7%	4,272	4,754	(10)%
Purchases
	and Other		70,209	84,939	(17)%	2,557	2,667	(4)%
	Total Power Supply	$	136,817	$	148,240	(8)%	10,893	10,901	0%
Cents Per kWh	$	1.256	$	1.360

Revenues from general business customers increased in 1996 due to higher tariff rates and greater volumes sold as a result of colder weather and customer growth. These increases were partially offset by reduced revenues related to a large industrial customer, who was served under a rate that was lower than the tariff rate, closing operations in December 1995. Sales to other utilities declined primarily as a result of the expiration of two firm sales contracts, one in late 1995 and the other in early 1996. This decrease was partially offset by increased wholesale volumes, moderated by lower regional energy prices. Other revenues increased due to higher wheeling rates.

Excluding a 1995 steam expense reduction of $11,300,000 related to a coal arbitration decision, steam expenses decreased in 1996 when higher cost thermal generation was displaced as streamflow conditions caused increases in Utility and regional low-cost hydroelectric generation. Shorter maintenance periods, improved productivity and permanent employee reductions at the Colstrip units also decreased steam expenses. Purchased power costs declined due to the expiration of two high-priced firm purchase contracts in the first half of 1996 and a credit from a third party who delivers energy to the Company's customers. This decrease was partially offset by increased opportunity purchases and additional payments to qualifying facilities. Transmission and distribution expenses were up as a result of several non-recurring items. Increases in SG&A expenses were primarily related to permanent employee reduction costs, reduced billing to third parties and the absence of insurance proceeds received in 1995. The increase in taxes other than income taxes was mainly due to higher property taxes related to property additions and increased mill levies. Depreciation expense increased as a result of greater plant investment and a mid-1996 change in the PSC-approved depreciation rate.

Natural Gas Utility:

1997 Compared to 1996


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)	(Yearly Average)
		1997	1996			1997	1996			1997	1996
Revenues:

Residential,
	Commercial &
	Government	$105,246		$109,795	(4)%	22,695	23,690	(4)%	141,130	137,222	3%
Industrial		2,659	2,921	(9)%	618	675	(8)%	399	421	(5)%
	Subtotal			107,905	112,716	(4)%	23,313	24,365	(4)%	141,529	137,643	3%
Gas Supply Cost
	Revenues (GSC)		(17,135)	(20,746)	(17)%
	General Business
	without GSC		90,770	91,970	(1)%	23,313	24,365	(4)%	141,529	137,643	3%
Sales to Other
	Utilities		786	868	(9)%	195	255	(24)%	4	3	33%
Transportation		9,919	9,582	4%	26,020	26,969	(4)%	42	42	0%
Other		3,745	5,362	(30)%
	Total		$105,220	$107,782	(2)%	49,528	51,589	(4)%	141,575	137,688	3%


Natural gas revenues, excluding gas supply cost revenues, decreased in 1997 primarily due to a weather related reduction in volumes sold. Slightly higher tariff rates and customer growth partially moderated the revenue decrease. An actuarial pension plan adjustment decreased other revenues as well as selling, general and administrative expenses. This SG&A adjustment, however, was more than offset by increased consulting and computer upgrades which were moderated by the absence of 1996 permanent employee reduction costs.


1996 Compared to 1995


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)	(Yearly Average)
		1996	1995			1996	1995			1996	1995

Revenues:

Residential,
	Commercial &
	Government	$109,795		$	98,350	12%	23,690	21,152	12%	137,222	132,518	4%
Industrial		2,921	2,646	10%	675	611	10%	421	412	2%
	Subtotal		112,716	100,996	12%	24,365	21,763	12%	137,643	132,930	4%
Gas Supply Cost
	Revenues (GSC)		(20,746)	(21,660)	(4)%
	General Business
	without GSC		91,970	79,336	16%	24,365	21,763	12%	137,643	132,930	4%
Sales to Other
	Utilities		868	762	14%	255	209	22%	3	3	0%
Transportation		9,582	8,563	12%	26,969	27,325	(1)%	42	39	8%
Other		5,362	4,792	12%
	Total		$107,782	$	93,453	15%	51,589	49,297	5%	137,688	132,972	4%


Natural gas revenues, excluding gas supply cost revenues, increased as a result of higher tariff rates and greater volumes sold due to colder weather and customer growth. SG&A expense increased primarily due to permanent employee reduction costs. Depreciation expense increased for the same reasons mentioned in the Electric Utility discussion.

Other Income and Expense, and Preferred Dividends:

1997 Compared to 1996

	Interest expense increased in 1997 due to additional borrowing and interest accrued on the Kerr Project mitigation liability which was recorded in the second quarter of 1997. Increases in other income related to the interest income on the 1997 settlement of a dispute with the IRS and the absence of a 1996 loss on written-off property were partially offset by costs associated with the Flint Creek Dam transfer to Granite County, Montana in the second quarter of 1997.

	Income tax expense declined in 1997 as a result of lower before-tax net income, a reduced effective tax rate and decreased tax accruals resulting from the settlement of a dispute with the IRS.

	Preferred dividends decreased in 1997 because the Company repurchased and retired 139,200 shares of its $6.875 series and redeemed all outstanding shares of its $2.15 series during the fourth quarter of 1996.

1996 Compared to 1995

	Interest expense increased in 1996 as a result of additional borrowing in the fourth quarter. Other income decreased due to a loss on written-off property and the absence of interest income received in 1995 related to a coal arbitration decision. A reduction in capitalized labor added to the interest expense increase and partially offset the other income decrease.

	Income taxes increased due to a corresponding increase in before-tax net income and a higher 1996 effective tax rate as a result of regulatory accounting related to deferred income taxes on depreciation.


	NONUTILITY OPERATIONS
	       Year Ended December 31
			   1997   	   1996   	   1995
			Thousands of Dollars
COAL:

REVENUES:
	Revenues		$ 167,623	$ 163,901	$ 207,451
	Intersegment revenues		   34,164	   31,448	   25,659
			201,787	195,349 	  233,110

EXPENSES:
	Operations and maintenance		119,086	115,859	  155,149
	Selling, general and administrative		22,030	21,373	   28,211
	Taxes other than income taxes		23,455	20,883	   27,210
	Depreciation, depletion and amortization		8,368	5,653	   11,187
	Writedowns of long-lived assets		         	         	   55,103
			  172,939	  163,768	  276,860

	INCOME (LOSS) FROM COAL OPERATIONS		28,848	31,581	  (43,750)

OIL AND NATURAL GAS:

REVENUES:
	Revenues:		163,656	124,532	  100,030
	Intersegment revenues		    3,120	      293	      409
			166,776	124,825	  100,439
EXPENSES:
	Operations and maintenance		118,266	76,975	   60,526
	Selling, general and administrative		10,723	10,152	    9,320
	Taxes other than income taxes		4,555	2,931	    2,334
	Depreciation, depletion and amortization		16,922	17,080 	   17,569
	Writedowns of long-lived assets		         	         	   19,194
			  150,466	  107,138	  108,943
	INCOME (LOSS) FROM OIL AND
		NATURAL GAS OPERATIONS		16,310	17,687 	   (8,504)

INDEPENDENT POWER:

REVENUES:
	Revenues		70,932	75,322 	   79,095
	Earnings from unconsolidated investments		14,980	21,174 	    2,622
	Intersegment sales		    1,820	    1,426	      796
			87,732	97,922 	   82,513
EXPENSES:
	Operations and maintenance		63,837	64,274 	   68,300
	Selling, general and administrative		4,290	5,223 	    3,557
	Taxes other than income taxes		1,868	1,783 	    1,831
	Depreciation and amortization		    2,774	    3,793	    3,176
			   72,769	   75,073	   76,864

	INCOME FROM INDEPENDENT POWER OPERATIONS		$  14,963	$  22,849	$   5,649

			           NONUTILITY OPERATIONS
			       Year Ended December 31
			   1997   	   1996   	   1995
			        Thousands of Dollars
TELECOMMUNICATIONS:

REVENUES:
	Revenues		$  44,899	$  27,641	$  23,247
	Intersegment revenues		      797	      133	      377
			45,696	27,774 	   23,624

EXPENSES:
	Operations and maintenance		20,911	18,316	   15,520
	Selling, general and administrative		7,843	5,498	    4,688
	Taxes other than income taxes		2,293	392	      343
	Depreciation and amortization	 	    2,455	      911	      803
			   33,502	   25,117	   21,354

	INCOME FROM TELECOMMUNICATIONS OPERATIONS.		12,194	2,657	    2,270

OTHER OPERATIONS:

REVENUES:
	Revenues		2,104	1,201	    2,647
	Intersegment revenues		    3,924	      782	      699
			6,028	1,983	    3,346
EXPENSES:
	Operations and maintenance		2,394	1,207	    1,607
	Selling, general and administrative		7,911	2,137	      849
	Depreciation and amortization		      532	      679	      942
			   10,837	    4,023	    3,398

	LOSS FROM OTHER OPERATIONS		(4,809)	(2,040)	      (52)

INTEREST EXPENSE AND OTHER INCOME:
	Interest		6,605	4,829	    4,494
	Other (income) deductions - net		  (31,160)	   (6,764)	  (10,155)
			  (24,555)	   (1,935)	   (5,661)

INCOME (LOSS) BEFORE INCOME TAXES		92,061	74,669	  (38,726)

INCOME TAXES		   26,227	   25,288	  (22,473)

NONUTILITY NET INCOME (LOSS) AVAILABLE FOR
	COMMON STOCK		$  65,834	$  49,381	$ (16,253)

NONUTILITY OPERATIONS:

Coal Operations:

1997 Compared to 1996

	Income from coal operations decreased primarily as a result of price decreases and increased production costs and legal expenses. Revenues from the Rosebud and Jewett mines increased $4,100,000 and $2,500,000, respectively. At the Rosebud Mine, volumes of coal sold to Colstrip Units 3 & 4 increased nearly 37% over 1996 which was adversely impacted by plant curtailments resulting from an abundance of low-cost hydroelectric power in the region. This increase was largely offset by price reductions resulting from the Puget settlement and a short-term contract modification on tons sold to the other Colstrip partners along with a decrease in tons sold to Colstrip Units 1 & 2 due to plant maintenance. Volumes of lignite sold at the Jewett Mine increased 8% over 1996.

	Operations and maintenance expense increased primarily due to higher volumes of tons sold and increased overburden costs at the Rosebud Mine and higher royalty expense at the Jewett Mine associated with mining more lignite from the customer's leases. Taxes other than income taxes increased as a result of higher revenues and volumes at the Rosebud Mine. Depreciation, depletion and amortization also increased due to the higher volumes and changes in depreciation estimates.

1996 Compared to 1995

	Coal operations for 1995 included charges of approximately $91,000,000 relating to the closure of the Golden Eagle Mine, the outcome of a coal arbitration decision, operating losses at the Golden Eagle Mine prior to closure, and the adoption of SFAS No. 121.

	Excluding a non-recurring charge of approximately $20,700,000 recorded in 1995 as a result of the Colstrip Units 1 & 2 coal arbitration decision, 1996 revenues, including intersegment revenues, decreased by $58,400,000. Rosebud
Mine revenues decreased $17,600,000 due to the expiration of a Midwestern contract at the end of 1995 and approximately $10,400,000 due primarily to decreased short-term coal sales, lower transportation fees and the switching of fuel supplier by the Corette Plant for early compliance with air quality standards. Rosebud Mine revenues from Colstrip Units 3 & 4 also decreased $13,400,000 due to a 22% decline in volumes sold resulting from plant curtailments due to the availability of low-cost hydroelectric generation in the region. The closure of the Golden Eagle Mine also resulted in a $16,400,000 decrease in revenues.

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

	The Golden Eagle Mine, acquired by the Company in 1991, incurred significant losses in 1993, 1994 and the first nine months of 1995. With the commencement in mid-1994 of deliveries under a long-term contract, losses were expected to end. However, unexpected mining and wash-plant problems caused production costs to be higher than expected, and market prices continued to be lower than expected. During the course of 1995, management concluded that, in view of the outlook for coal prices, production costs could not be reduced sufficiently to achieve profitable operations in the foreseeable future. Accordingly, the Company terminated the coal sales agreement and ceased production at the end of 1995, and wrote down its investment in the mine in the fourth quarter of 1995. In 1996, the mine was sealed and most of the salvageable plant and equipment was sold. The disposition of these assets was charged against the estimated loss provision which was established in 1995. See Item 8, "Financial Statements and Supplementary Data - Note 1 to the Consolidated Financial Statements" for further discussion of asset impairment.

Oil and Natural Gas Operations:

	The following table shows year-to-year changes for the previous two years, in millions of dollars, in the various classifications of revenues, and the related percentage changes in volumes sold and prices received:

			 1997 	 1996

Oil		-revenue	$  (3)	$   3
		-volume	  (20)%	    2%
		-price/bbl	   10%	   15%

Natural gas and natural
 	gas liquids	-revenue	$  36	$  20
		-volume	    1%	   14%
		-price/Mcf	   35%	   10%

Miscellaneous	-revenue	$   9	$   2


1997 Compared to 1996

	Oil and natural gas operations experienced a slight decrease in income primarily due to decreased oil revenues and increased purchased gas costs. Natural gas revenues increased primarily due to higher market prices, primarily in the first and fourth quarters of the year and natural gas liquids revenues from the Vessels plant acquired in 1997. Oil production decreased as a result of the sale of non-strategic oil properties in accordance with the Company's focus on natural gas. Miscellaneous revenues increased due principally to increases in processing and gathering revenues from the Vessels facilities.

	Operations and maintenance expense increased $41,300,000 primarily due to higher prices and increased volumes of purchased natural gas and additional processing costs at the Vessels plant. Taxes other than income taxes also increased due to the Vessels plant acquisition and higher production taxes.

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


Independent Power Operations:

1997 Compared to 1996

	Excluding the 1996 gain on the sale of a portion of an investment, earnings from unconsolidated investments increased $2,000,000 due to continued growth in earnings from existing investments and additional earnings from an investment that became operational in the first quarter of 1997. Offsetting the increase was a $5,700,000 decrease in revenue resulting from a settlement reached with Puget.

	Operating expenses decreased largely from a $1,800,000 reduction in purchase power expense combined with a $1,000,000 decrease in project development expenses. The decrease was offset by a $1,700,000 increase in fuel expense. During 1997, the Colstrip plant generated more energy than in 1996 due to less displacement of thermal generation. Depreciation expense decreased $1,500,000 as a result of decreased amortization of independent power investments due to a change in accounting method.


1996 Compared to 1995

	The 1996 net income from independent power operations increased primarily as the result of an $8,700,000 increase in earnings from unconsolidated investments due to continued growth in earnings from power investments throughout the year. In addition, a gain on the sale of a portion of an
investment contributed to the increase.   The absence in 1996 of a $1,900,000
loss on the withdrawal from a power service business in 1995 also contributed to the increase. Partially offsetting the increase was a $2,000,000 decrease in long-term power sales revenue resulting from a decrease in volumes sold.

	Independent power operating and maintenance expenses decreased $4,000,000 due primarily to a $3,200,000 reduction in power supply costs and a $1,900,000 decrease in transmission expense. This decrease was partially offset by a $1,300,000 increase in purchase power expense. Power supply costs decreased as a result of the displacement of higher cost thermal generation with lower cost hydroelectric generation and the availability of less expensive market energy. The decrease in transmission expense was a direct result of the decrease in volumes sold under long-term power sales contracts.


Telecommunications Operations:

1997 Compared to 1996

	Earnings from telecommunications operations increased because the Company began receiving revenues from its expanded fiber optic network late in the third quarter and due to a 31% increase in long-distance minutes sold.

	Operations and maintenance, taxes other than income and depreciation increased $2,600,000, $1,900,000 and $1,500,000, respectively, as a result of the operation of the expanded network. Selling, general and administrative expenses increased primarily due to increased marketing efforts and advertising costs.

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


Other Operations:

1997 Compared to 1996

	Revenue and expense increases in other operations relate primarily to the Company's new electric, natural gas and oil marketing company, The Montana
Power Trading and Marketing Company (MPT&MC).


Other Income and Expense:

1997 Compared to 1996

	Interest expense increased primarily due to increases in the amount of outstanding borrowings to provide short-term financing for the Company's expansion of telecommunication and oil and natural gas operations.

	Other income - net increased due to the gains of approximately $23,000,000 on the sales of non-strategic oil and natural gas properties, a $10,300,000 gain on the sale of the investment in the Brazilian gold mine, increased earnings from the gold mine and interest income associated with the like-kind exchange transaction and the settlement with the IRS. These increases were partially offset by the loss on the sale of non-strategic Wyoming coal properties and costs associated with a discontinued SynCoal project.

	The increase in income tax expense resulting from higher pre-tax net income was mostly offset by the tax adjustment associated with the settlement with the IRS.

1996 Compared to 1995

	The changes in interest expense from 1996 to 1995 were a result of increases in the amount of outstanding borrowings and the interest paid pursuant to the 1995 coal arbitration decision.

Changes in other income in 1996 and 1995 are primarily the result of a non-recurring gain and non-recurring interest income in 1995.


LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities --

Net cash provided by operating activities was $201,091,000 in 1997 compared to $219,077,000 in 1996 and $268,890,000 in 1995. The current year decrease of $18,000,000 was due primarily to a decrease in income from operations resulting from weather related impacts on the Utility, increased power supply costs and decreased revenue from independent power. This was partially offset by increased revenue from the expansion of the fiber optic network by the telecommunications operations.

Cash from operating activities less dividends paid provided 58% of net cash used for investing activities in 1997, 64% in 1996 and 80% in 1995.

Investing Activities --

	Net cash used for investing activities was $188,808,000 in 1997 compared to $194,946,000 in 1996 and $219,740,000 in 1995. The current year decrease of $6,100,000 was due primarily to a cash flow increase of $108,300,000 from the sale of non-strategic oil and gas properties in the U.S. and Canada, the sale of a Brazilian gold mine investment and a $38,700,000 decrease in cash invested into the reclamation fund. These were mostly offset by an increase in capital expenditures of $134,700,000 and an increase in other investments of approximately $6,000,000. Capital expenditures for 1997 were focused on the Company's efforts to expand its natural gas operations. As a result, the Company's Nonutility oil and gas operations purchased properties in the Denver area and the stock of a small Canadian company for approximately $85,000,000 and $26,500,000, respectively. In addition, the Company capitalized
$57,000,000 for the Kerr Project license and mitigation plan in accordance with a 1997 FERC ruling.

	Capital expenditures during the prior three years and forecasted capital expenditures for 1998 are as follows:

		Forecasted		Actual
	  1998			1997  		1996  		1995
	Thousands of Dollars
Utility	$	77,000	$ 138,382		$ 107,085		$ 163,238
Nonutility		99,000		 155,390		 51,992		  67,849
	Total	$ 176,000	$ 293,772		$ 159,077		$ 231,087

	Of the Utility capital expenditures for 1997, 1996 and 1995, generation accounted for $74,428,000, $19,307,000 and $34,951,000, respectively.
Generation is expected to account for $8,514,000 of the 1998 forecasted
Utility expenditures. The majority of the Utility's capital expenditures during 1998 are expected to be spent on rehabilitation of steam and hydroelectric projects, refurbishing electric and natural gas transmission lines, extending and maintaining electric and natural gas distribution lines and conservation programs. The majority of the Nonutility's capital expenditures during 1998 are expected to be spent on development drilling, facilities and production enhancements of natural gas properties along with the development of local access phone service and expansion of fiber optic network in the telecommunications operations.

	For 1998, the Company estimates that, by business unit, internally generated funds will average 87% of its Utility construction program and 64% of Nonutility capital expenditures. Any remaining capital expenditure balances, as well as the repayment of maturing long-term debt, will be financed with short- and long-term debt and with sales of equity securities, the timing and amounts of which will depend upon future market conditions. The Company anticipates that it will have adequate sources of external capital to meet its financing needs.

Financing Activities --

	Dividends paid on common and preferred stock were $91,112,000 in 1997, $95,284,000 in 1996, and $93,600,000 in 1995. During 1997, the regular quarterly dividend level of 40 cents per share of outstanding stock or $1.60 per share on an annual basis was maintained. The Company's Common Dividend Policy states that, over time, dividends should reflect long-term growth in corporate earnings and cash flows, as well as a target payout ratio of 70% of earnings, provided such dividend levels are sustainable. The declaration of future dividends is at the discretion of the Board of Directors.

	In April 1997, the Company entered into a Revolving Credit Agreement for certain of its Nonutility operations. Including this facility, the Company's consolidated borrowing ability under its Revolving Credit and Term Loan Agreements (Agreements) is $220,000,000, of which $190,000,000 was unused at December 31, 1997. Under terms of the new agreement, the amount of the facility decreases on March 31, 1998, reducing the consolidated borrowing ability under the Agreements to $160,000,000. One agreement terms on October 27, 1998 and all outstanding borrowing must be repaid at that time. The Company also has short-term borrowing facilities with commercial banks that provide both committed and uncommitted lines of credit, and the ability to sell commercial paper. See Item 8, "Financial Statements and Supplementary Data - Notes 9 and 10 to the Consolidated Financial Statements for further information."

In December 1997, Roan Resources Ltd. (Roan), a wholly owned Canadian subsidiary, purchased the stock of a small Canadian company with oil and gas properties, for approximately $26,500,000 in U.S. dollars. Financing for the purchase was provided through an Extendible Revolving Term Credit Agreement between Roan and the Royal Bank of Canada. The maximum amount of credit available under this Agreement is $37,800,000 in Canadian dollars which was reduced to $28,000,000 in Canadian dollars, or $19,627,000 in U.S. dollars, on January 8, 1998. At December 31, 1997, the amount outstanding under the agreement was $15,715,000 in U.S. dollars.

The Company's long-term debt as a percentage of capitalization was 37%, 37% and 37% in 1997, 1996 and 1995, respectively. The Company also has entered into long-term lease arrangements and other long-term contracts for sales and purchases that are not reflected on its balance sheet. See Item 8, "Financial Statements and Supplementary Data - Note 3 to the Consolidated Financial Statements" for additional information.

In addition, $82,000,000 of long-term debt will mature during the year
1998. See Item 8 "Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements" for details on maturities of long-term debt.

	The Company's Mortgage and Deed of Trust contains certain restrictions upon the issuance of additional First Mortgage Bonds. The Company anticipates that these restrictions would not preclude it from issuing sufficient First Mortgage Bonds to meet its bonded debt requirements during 1998, however the Company does not expect to issue additional First Mortgage Bonds in 1998. There are no restrictions upon issuance of short-term debt or preferred stock in the Company's Restated Articles of Incorporation, its Mortgage and Deed of Trust or its Sinking Fund Debenture Agreement.

As discussed in Item 8, "Financial Statements and Supplementary Data -
Note 4 to the Consolidated Financial Statements", the Company has offered its electric generation assets for sale along with its power purchase contracts from qualifying facilities and Basin Electric Power Cooperative. The Company is evaluating numerous possible uses for the proceeds realized from the sale including reducing outstanding debt, buying back Company common or preferred shares of stock or investing in the Company's existing business segments or new ventures. The Company's Mortgage and Deed of Trust imposes a lien on all physical properties including the generation assets and pollution control equipment on some of the thermal generating facilities, therefore, restrictions may exist on the use of proceeds.

	A filing requesting authorization to issue up to $65,000,000 in transition bonds related to the natural gas transition costs and bond issuance costs was made to the PSC in November 1997. Issuance of similar bonds was provided in the electric restructuring legislation, subject to PSC approval. At this time, due to the uncertainties related to the electric restructuring filing before the PSC and the expected sale of the electric generation assets and power purchase contracts, the Company can not determine either the amount or the timing of the issuance of transition bonds related to electric transition costs. The Company is evaluating possible uses of proceeds from potential natural gas and electric transition bond issuances.


SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended December 31, 1997, the Company's ratio of earnings to fixed charges was 2.94 times. Fixed charges include interest, the implicit interest of Unit 4 rentals and one-third of all other rental payments.


INFLATION:

	Capital intensive businesses, such as the Company's electric and natural gas utility operations, are significantly and adversely affected by long-term inflation as neither depreciation nor the ratemaking process reflect the replacement cost of utility plant. Although prices for natural gas may fluctuate, earnings of the gas utility operations are not impacted because a gas cost tracking procedure annually balances gas costs collected from customers with the costs of supplying gas. As the Company's utility operations transition to a more competitive environment and considering the intended sale of the electric generating facilities and power purchase contracts, it is anticipated that the Company will be less capital intensive in the future and therefore, impacted less by inflation.

	The Nonutility's long-term coal and co-generation natural gas supply contracts and long-term power sales contracts provide for the adjustment of prices either through indices, fixed escalations and/or direct pass-through of costs.

	The Company believes that the effects of inflation, at currently anticipated levels, will not significantly affect results of operations.


YEAR 2000 COMPLIANCE:

	As the year 2000 approaches, most companies will face a potentially serious problem resulting from the possible failure of computer software programs and other operational electronic systems to recognize calendar dates beyond the year 1999. This failure could force computers and other electronic equipment to shut down or create erroneous results.

The Company is currently addressing this "Year 2000" issue to ensure the availability and integrity of its financial systems. The Company has established a project team within its central Information Services Department to ensure that all of its information services software and hardware will be year 2000 compliant before 2000. The project team reports on a regular basis to the Company's Board of Directors. At this time, the Company does not expect the costs of year 2000 compliance for its information services function to have a material impact on its future results of operations.

The Company is also in the process of identifying the other operational systems which have embedded electronic microprocessors that could be affected by this issue. The officers of the various business units have been given the responsibility for addressing these operational/process control issues as they relate to the year 2000. Although it is not currently possible to estimate the overall cost of the required modifications, the Company presently believes that the ultimate cost of this work will not have a material effect on the Company's current financial position, liquidity or results of operations.

The year 2000 issue may also impact other entities with which the Company transacts business or with which the Company's electric and natural systems are interconnected. The Company cannot estimate the potentially adverse consequences, if any, which could result from such entities failure to adequately address the year 2000 issue.


NEW ACCOUNTING PRONOUNCEMENTS:

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

	Under CERCLA, the Company has been named a potentially responsible party (PRP) at the Silver Bow Creek/Butte Area Superfund Site. The PRPs have cooperated to identify the extent of groundwater and soil contamination due principally to decades of copper mining. The Company has spent $538,000 to investigate contamination attributed to its ownership of property. Consultants employed by the PRPs have made preliminary estimates indicating that clean-up costs could range from $20,000,000 to $60,000,000. While the Company denies any responsibility greater than a "diminimis" contributor for costs associated with this contamination, if the Company is found to have a greater responsibility, it would have to share a portion of the costs ultimately related to the handling of the contamination proportionate to its contribution. Other contamination at this site involves petroleum hydrocarbons, low level concentrations of polychlorinated biphenyls (PCB's) and arsenic. Clean up of this contamination will be accomplished by the Company as an issue apart from its involvement with this superfund site at a cost which is not expected to be material.

The Thompson Falls Reservoir has been identified by the Montana
Department of Environmental Quality (MDEQ) as a CECRA site which is the state equivalent of a National Priority List site (Superfund). Elevated levels of copper, zinc and possibly arsenic were found in the bottom sediments by
researchers in 1985-1986.   EPA declared the site a "No Further Action" site
under CERCLA. MDEQ identified the site as a Low Priority Site because of low direct contact hazard and the lack of evidence of migration to groundwater supplies. There has been no attempt to quantify the cost to clean up the sediments.

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

	The nitrogen oxide standard for Phase II Units, effective in the year 2000, is more stringent than the standard imposed upon Phase I Units. However, the Act provides Phase II Units with the option to comply, beginning January 1, 1997, with the Phase I standards and defer, until 2008, compliance with the more stringent Phase II standards. Because the Company had determined that the Colstrip Units could meet the Phase I nitrogen oxide standards by January 1, 1997, it exercised this option for the Colstrip plants. For calendar year 1997, the Colstrip plants met the early election standard. The Company did not exercise this option for its Corette Plant. However, in 1997 the Company installed a low nitrogen oxide burner system on the Corette boiler. The cost of the system and installation was approximately $1,000,000. Since the system has been in place it has performed well within the Phase II standards. The costs associated with any modifications that ultimately may be required to comply with Phase II nitrogen oxide standards have not been determined.

	Impacts to groundwater and Armells' Creek have been documented from the Colstrip Project's process water disposal system or process water spills.
Study and mitigation efforts are underway in consultation with the MDEQ to address the impacts. Estimated annual expenses to manage this issue are estimated to be $50,000. One-time capital expenditures are estimated to range from $100,000 to $4,000,000, depending upon the design ultimately determined necessary to remedy the problem.

	The Company's Canadian subsidiaries are involved in an ongoing cleanup of old flare pits, and abandoned wells and production sites. Approximately 50 sites are under active reclamation. Cleanup of 30 sites has been completed, and 25 sites are either waiting for final certification from Alberta Environmental, or are in the final monitoring of vegetation growth prior to applying for cleanup certification. Since 1995, the Company has spent approximately
$630,000 (Canadian) for cleanup of the completed sites. Cleanup activity will continue for the next five to ten years under the direction of Alberta Environmental. Approximately 20 shut-in or abandoned wells do not have any appreciable environmental damage, and clean up activity is not expected at these sites.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


	INDEX TO FINANCIAL STATEMENTS
	AND SUPPLEMENTARY DATA

	 Page

Management's Responsibility for Financial Statements	56

Report of Independent Accountants	57

Consolidated Financial Statements:

	Consolidated Statements of Income for the Years Ended
		December 31, 1997, 1996 and 1995	58

	Consolidated Balance Sheets as of December 31, 1997 and 1996	59-60

	Consolidated Statements of Cash Flows for the Years Ended
		December 31, 1997, 1996 and 1995	61

	Consolidated Statements of Common Shareholders' Equity for the
		Years Ended December 31, 1997, 1996 and 1995	62

	Notes to Consolidated Financial Statements	63-95

Supplementary Data (Unaudited)	96-103

Financial Statement Schedules for the Years Ended December 31,
	1997, 1996 and 1995:

	Schedule II - Valuation and Qualifying Accounts and Reserves	109


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

	The Company maintains an internal audit function that independently assesses the effectiveness of the systems and recommends possible improvements. Price Waterhouse LLP, the Company's independent accountants, also considered the systems in connection with its audit. Management has considered the internal auditors' and Price Waterhouse LLP's recommendations concerning the systems and has taken cost-effective actions to respond appropriately to these recommendations.

	The Board of Directors, acting through an Audit Committee composed entirely of directors who are not employees of the Company, is responsible for determining that management fulfills its responsibilities in the preparation of the financial statements. The Audit Committee recommends, and the Board of Directors appoints, the independent accountants. The independent accountants and internal auditors are assured of full and free access to the Audit Committee and meet with it to discuss their audit work, the Company's internal controls, financial reporting and other matters. The Committee is also responsible for determining that there is adherence to the Company's Code of Business Conduct (Code). The Code addresses, among other things, potential conflicts of interests and compliance with laws, including those relating to financial disclosure and the confidentiality of proprietary information.

	The financial statements have been audited by Price Waterhouse LLP, which is responsible for conducting its examination in accordance with generally accepted auditing standards.






/s/ Robert P. Gannon		/s/ J. P. Pederson
R. P. Gannon		J. P. Pederson
Chairman of the Board and		Vice President and Chief
	Chief Executive Officer			Financial and Information
			Officer


	Report of Independent Accountants

February 5, 1998

To the Board of Directors
  and Shareholders of
The Montana Power Company


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Montana Power Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impairments of long-lived assets beginning in 1995.



/s/ PRICE WATERHOUSE LLP
Portland, Oregon


CONSOLIDATED STATEMENT OF INCOME
	The Montana Power Company and Subsidiaries



				       Year Ended December 31
				   1997   	   1996   	   1995
				        Thousands of Dollars
REVENUES		$1,023,597	$  973,208	$  953,224

EXPENSES:
	Operations		415,979	381,550	   420,472
	Maintenance		75,994	68,181	    68,286
	Selling, general and administrative		124,244	113,485	   104,213
	Taxes other than income taxes		96,214	87,903	    89,858
	Depreciation, depletion and amortization		94,664	86,403	    84,635
	Writedowns of long-lived assets		          	          	    74,297
					   807,095	   737,522	   841,761

		INCOME FROM OPERATIONS		216,502	235,686	   111,463

INTEREST EXPENSE AND OTHER INCOME:
	Interest		54,667	48,770	    43,656
	Distributions on mandatorily redeemable
		preferred securities of subsidiary
		trust		5,492
	Other (income) deductions - net		   (34,159)	   (4,445)	   (10,704)
					26,000	44,325	    32,952

INCOME TAXES		    61,870	    71,975	    21,574

NET INCOME		128,632	119,386	    56,937
DIVIDENDS ON PREFERRED STOCK		     3,690	     8,358	     7,227

NET INCOME AVAILABLE FOR COMMON STOCK		$  124,942	$  111,028	$   49,710

AVERAGE NUMBER OF COMMON SHARES
	OUTSTANDING (000)		54,649	54,634	    54,121

BASIC EARNINGS PER SHARE OF COMMON STOCK		$     2.29	$     2.03	$     0.92

DILUTED EARNINGS PER SHARE OF COMMON
	STOCK		$     2.28	$     2.03	$     0.92




The accompanying notes are an integral part of these statements.

	CONSOLIDATED BALANCE SHEET
	The Montana Power Company and Subsidiaries
	ASSETS

		December 31
		1997   		1996
	Thousands of Dollars

                                                                < C>
PLANT AND PROPERTY IN SERVICE:
	Utility plant		$2,216,198	$2,236,309
	Less - accumulated depreciation and depletion			684,960		705,119
						1,531,238	1,531,190

	Nonutility property		781,406	666,679
	Less - accumulated depreciation and depletion			260,567		256,489
							520,839		410,190
						2,052,077	1,941,380
MISCELLANEOUS INVESTMENTS:
	Independent power investments		51,534	53,035
	Reclamation fund		47,312	43,001
	Other			35,619		39,531
						134,465	135,567
CURRENT ASSETS:
	Cash and temporary cash investments		16,706	32,404
	Accounts receivable		126,787	142,347
	Materials and supplies (principally at average cost)		39,471	39,322
	Prepayments and other assets		49,673	49,041
	Deferred income taxes			10,539		11,095
						243,176	274,209

DEFERRED CHARGES:
	Advanced coal royalties		16,698	19,298
	Regulatory assets related to income taxes		122,903	149,150
	Regulatory assets - other		158,573	109,141
	Other deferred charges			73,804		69,470
							371,978		347,059
						$2,801,696	$	2,698,215

The accompanying notes are an integral part of these statements.

	LIABILITIES

					       December 31
					    1997   	    1996
					   Thousands of Dollars

CAPITALIZATION:
	Common shareholders' equity:
		Common stock (120,000,000 shares without par
		  value authorized; 54,728,709 and 54,630,994
		  shares issued)		$	694,561	$	691,853
		Retained earnings and other shareholders' equity		342,973	307,804
		Unallocated stock held by trustee for Retirement
		  Savings Plan			(25,945)		(28,360)
					1,011,589	971,297

	Preferred stock		57,654	57,654
	Company obligated mandatorily redeemable preferred
	  securities of subsidiary trust which holds solely
	  company junior subordinated debentures		65,000	65,000
	Long-term debt			653,168		633,339
						1,787,411	1,727,290

CURRENT LIABILITIES:
	Short-term borrowings		133,958	104,702
	Long-term debt-portion due within one year		81,659	69,268
	Dividends payable		22,684	22,707
	Income taxes		3,803	11,083
	Other taxes		47,818	41,667
	Accounts payable		77,821	62,218
	Interest accrued		13,836	11,909
	Other current liabilities			35,158		41,155
						416,737	364,709

DEFERRED CREDITS:
	Deferred income taxes		340,251	332,861
	Investment tax credits		35,182	44,467
	Accrued mining reclamation costs		131,108	129,878
	Other deferred credits			91,007		99,010
							597,548		606,216

CONTINGENCIES AND COMMITMENTS (Notes 2 and 3)
					$2,801,696	$2,698,215

The accompanying notes are an integral part of these statements.


	CONSOLIDATED STATEMENT OF CASH FLOWS
	The Montana Power Company and Subsidiaries

					       Year Ended December 31
		   1997   	   1996   	   1995
	Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$	128,632	$	119,386	$	56,937
	Adjustments to reconcile net income to net
		cash provided by operating activities:
		Depreciation, depletion and amortization		94,664	88,744	86,976
		Writedowns of long-lived assets				74,297
		Deferred income taxes		10,677	15,430	(11,819)
		Noncash earnings from unconsolidated
			independent power investments		(14,016)	(11,505)	(2,314)
		Reclamation expenses and payments - net		1,230	7,870	7,411
		Deferred stripping expenses and
			payments - net		(696)	(787)	1,239
		Losses (gains) on sales of property and
			investments		(33,849)	2,532	(1,736)
		Other - net		24,145	15,240	10,866
		Changes in current assets and liabilities:
			Accounts receivable		15,560	10,039	7,589
			Materials and supplies		(149)	2,872	5,743
			Accounts payable		15,603	(1,702)	13,132
			Other assets and liabilities			(40,710)		(29,042)		20,569
		Net cash provided by operating activities			201,091		219,077		268,890

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(293,772)	(159,077)	(231,087)
	Reclamation funding		(4,311)	(43,001)
	Sales of property and investments		117,663	9,387	13,987
	Additional investments			(8,388)		(2,255)		(2,640)
		Net cash used for investing activities			(188,808)		(194,946)		(219,740)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid		(91,112)	(95,284)	(93,600)
	Sales of common stock		2,201	798	23,465
	Redemption of preferred stock			(44,415)
	Issuance of long-term debt		103,375	82,890	50,758
	Retirement of long-term debt		(71,634)	(22,236)	(18,155)
	Issuance of mandatorily redeemable preferred
		securities		(67)	62,625
	Net change in short-term borrowing			29,256		8,354		(17,641)
		Net cash used for financing activities			(27,981)		(7,268)		(55,173)

CHANGE IN CASH FLOWS		(15,698)	16,863	(6,023)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR			32,404		15,541		21,564

CASH AND CASH EQUIVALENTS, END OF YEAR		$	16,706	$	32,404	$	15,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
	Cash paid during the year for:
		Income taxes, net of refunds		$	50,797	$	52,470	$	33,087
		Interest		59,681	49,962	46,141

The accompanying notes are an integral part of these statements.

	CONSOLIDATED STATEMENT OF COMMON SHAREHOLDERS' EQUITY
	The Montana Power Company and Subsidiaries




	        Year Ended December 31
	   1997   	   1996   	   1995
	Thousands of Dollars
COMMON STOCK:
	Balance at beginning of year		$ 691,853	$ 691,043	$ 667,344
	Issuances (97,715; 16,513;
	  and 1,034,744 shares)		    2,708	      810	   23,699

	Balance at end of year		  694,561	  691,853	  691,043

RETAINED EARNINGS AND OTHER SHAREHOLDERS'
	EQUITY:

	Balance at beginning of year		307,804	285,000	  320,756
	Net income		128,632	119,386	   56,937
	Dividends on common stock ($1.60
		 per share each year)		(87,494)	(87,432)	  (86,791)
	Dividends on preferred stock		(3,690)	(7,705)	   (7,227)
	Other		   (2,279)	   (1,445)	    1,325

	Balance at end of year		  342,973	  307,804	  285,000

UNALLOCATED STOCK HELD BY TRUSTEE FOR
	RETIREMENT SAVINGS:

	Balance at beginning of year		(28,360)	(30,565)	  (32,580)
	Distributions		    2,415	    2,205	    2,015

	Balance at end of year		  (25,945)	  (28,360)	  (30,565)

TOTAL COMMON SHAREHOLDERS' EQUITY AT
	END OF YEAR		$1,011,589	$ 971,297	$ 945,478


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

Plant, property, depreciation and amortization:

	The cost of additions to and replacement of plant, including an allowance for funds used during construction of utility plant (AFUDC), is capitalized.
The rate used to compute AFUDC is determined in accordance with a formula established by the Federal Energy Regulatory Commission (FERC) and was an average of 8.0% for 1997, 7.2% for 1996 and 8.1% for 1995. Costs of utility depreciable units of property retired plus costs of removal less salvage are charged to accumulated depreciation. Gain or loss is recognized upon the sale or other disposition of Nonutility property. Maintenance and repairs of plant and property as well as replacements and renewals of items determined to be less than established units of plant are charged to operating expenses.

	The year-end balances of the major classifications of property, plant and equipment are detailed in the following table:

			      December 31
			   1997   	   1996
			Thousands of Dollars
	Utility plant:
	Electric:
		Generation (including
		  jointly-owned)		$  718,504	$  704,057
		Transmission		364,638	352,993
		Distribution		520,213	487,937
		Other		216,925	175,728
	Natural Gas:
		Production and storage		70,337	193,432
		Transmission		148,295	146,072
		Distribution		138,676	128,877
		Other		    38,610	    47,213
			Total Utility		2,216,198	2,236,309
	Nonutility plant:
	Coal		241,835	255,788
	Oil and natural gas		363,193	274,880
	Technology		86,617	48,069
	Electric generation		75,585	75,298
	Other		    14,176	    12,644
			Total Nonutility		   781,406	   666,679
			Total Plant		$2,997,604	$2,902,988

	Included in the plant classifications are Utility plant under construction in the amounts of $39,425,000 and $52,125,000 for 1997 and 1996, respectively and Nonutility plant under construction in the amounts of $17,259,000 and $39,252,000 for 1997 and 1996, respectively.

	The Company's open-access and reorganization plan for the natural gas utility was approved for implementation, effective November 1, 1997. Under the approved plan, almost all of the natural gas production assets of the Utility, including those of its subsidiary, Canadian Montana Gas, were transferred to an unregulated affiliate as of that date. For further information, see "Financial Statements and Supplementary Data - Note 4 to the Consolidated Financial Statements".

	Provisions for depreciation and depletion are recorded at amounts substantially equivalent to calculations made on straight-line and unit-of-production methods by application of various rates based on useful lives of properties determined from engineering studies. The provisions for Utility depreciation and depletion approximated 3.0% for 1997, 2.9% for 1996 and 2.7% for 1995 of the depreciable and depletable Utility plant at the beginning of the year.

	The Company's Nonutility oil and natural gas operations use the successful efforts method of accounting for exploration and development costs.

Jointly owned electric plant:

	The Company is a joint-owner of Colstrip Units 1, 2 and 3 and of transmission facilities serving these Units. At December 31, 1997, the Company's joint ownership percentage and investment in these Units and transmission facilities were:

				   Units		Transmission
				   1 & 2 	  Unit 3  	 Facilities
				         Thousands of Dollars

Ownership		50%	30%	30%*
Plant in service		$	184,943	$	286,122	$	45,229
Plant under construction		507	66	7
Accumulated depreciation		96,206	106,290	13,076

	*This is an approximate ownership percentage based on capacity rights on the various segments of the transmission system.

	The Company also owns $42,251,000 and $33,341,000 of the Nonutility Colstrip Unit 4 share of common production plant and transmission plant which is included in Nonutility plant "Electric generation" in the property, plant and equipment table above. This plant had related accumulated depreciation of $16,727,000 and $7,748,000, respectively.

	Each joint-owner provides its own financing. The Company's share of direct expenses associated with the operation and maintenance of these joint facilities is included in the corresponding operating expenses in the Consolidated Statement of Income.

Reclamation fund:

	As a result of a 1996 coal arbitration decision, the Company established a reclamation fund, representing restricted cash equal to a portion of its accumulated reclamation liability plus interest. The fund increases as reclamation expenses are collected from customers and all proceeds are invested until reclamation is performed. At December 31, 1997, the fund was invested entirely in a money market account. The Company regularly accrues an expense and an offsetting liability associated with its reclamation obligation. Establishment of the reclamation fund had no effect on the Company's accumulated liability.

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

	         1997          	         1996
	 Assets  	Liabilities	 Assets  	Liabilities
	Thousands of Dollars

	Income taxes		$ 119,643			$ 146,736
	Colstrip Unit 3
	  carrying charge			42,156			43,987
	Conservation programs		33,965		41,372
	Competitive transition
	  charges		58,983
	Investment tax credits			$  35,182		$  44,467
	Other		   42,344	    8,743		49,174	   12,206
	    Subtotal		297,091	43,925	281,269	56,673
	Less:
	  Current portions			15,615		2,522		22,978		3,194
	    Total			$ 281,476		$  41,403	$	258,291	$	53,479

Income taxes reflect the impacts of temporary differences that will be recovered in rates in future periods. The Montana Public Service Commission
(PSC) provided in its August 1985 order a carrying charge and recovery of depreciation that were deferred and are being amortized to income over the remaining 23-year life of Colstrip Unit 3 to compensate the Company for unrecovered costs of its investment for the period the plant was in service from January 10, 1984 to August 29, 1985. Conservation programs represent the Company's Demand Side Management (DSM) programs that are in rate base and are being amortized to income over a ten-year period. The competitive transition charges, which relate to natural gas properties that were removed from regulation on November 1, 1997, are being recovered through rates over 15 years. Investment tax credits and account balances included in Other are either being amortized currently or are those items subject to regulatory confirmation in future regulatory proceedings.

	Changes in regulation or changes in the competitive environment could cause recovery of these costs through rates to become uncertain, resulting in the Company not meeting the criteria of SFAS No. 71. If the Company were to discontinue application of SFAS No. 71 for some or all of its operations, the regulatory assets and liabilities related to those portions would have to be eliminated from the balance sheet and included in income in the period when the discontinuation occurred unless recovery of those costs was provided through rates charged to those customers in a portion of the business that remains regulated. In conjunction with the ongoing changes in the electric and natural gas industries, the Company will continue to evaluate the applicability of this accounting principal to those businesses.

As a consequence of the issuance by the PSC of the natural gas restructuring order, the Company's natural gas production assets were removed from SFAS No. 71 accounting in the fourth quarter of 1997. The timing of the removal of the electric generating assets from SFAS No. 71 has not yet been determined. Recovery of Company's existing regulatory assets related to the natural gas production assets was provided in the order and recovery of existing regulatory assets related to electric generation is provided in the electric restructuring legislation.

Cash and cash equivalents:

	The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Storm damage and environmental remediation costs:

	The estimated costs of storm damage and environmental remediation obligations for Utility operations are charged against established, regulator approved operating reserves when such losses are probable and reasonably estimable. The reserves are adequate to provide for all known obligations and may be increased, if appropriate, by adjusting the annual accrual rate. The reserves' balances at December 31, 1997 and 1996 were approximately $2,600,000 and $3,600,000, respectively, and are included in current liabilities on the Consolidated Balance Sheet.

Income taxes:

	The Company and its U.S. subsidiaries file a consolidated U.S. income tax return. Consolidated U.S. income taxes are allocated to Utility and Nonutility operations as if separate U.S. income tax returns were filed. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Net income per share of common stock:

	Basic net income per share of common stock is computed for each year based upon the weighted average number of common shares outstanding. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", diluted net income per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.

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

Asset impairment:

	Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). Under SFAS No. 121, a test is required to determine whether the carrying amount of long-lived and certain intangible assets may be recoverable through future undiscounted cash flows. In 1995, the Company recorded a before tax charge against income of $74,300,000. The impairment included a $46,500,000 before tax charge to record the writedown of the assets and to recognize the closure liabilities of the Company's subsidiary, Basin Resources, Inc. The Company performs quarterly reviews for SFAS No. 121 impairments. The Company has had no other significant writedowns under SFAS No. 121.

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

To manage a portion of Nonutility price risk, the Company uses a variety of derivative instruments including crude oil and natural gas swap, collar, and cap agreements to hedge revenue from anticipated production of crude oil and natural gas reserves and supply costs to its firm markets. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and a variable price of oil or natural gas when the hedged transaction is settled. The variable price is either a crude oil or natural gas price quoted on the New York Mercantile Exchange or a quoted natural gas price in Inside FERC's Gas Market Report or other recognized industry index. These variable prices are highly correlated with the market prices received by the Company for its natural gas and crude oil production. Under collar agreements, the Company makes or receives monthly payments at the settlement date when the actual price of oil or natural gas exceeds the ceiling or drops below the floor established in the agreement. Under cap agreements, the Company makes or receives monthly payments at the settlement date based on the differential between the actual price of oil or natural gas and the cap established in the agreement depending on whether the Company sells or buys a cap. At December 31, 1997, the Company had no hedge agreements on crude oil. The Company had cap and swap agreements on approximately 1.7 Bcf of Nonutility natural gas; or 14% of its expected production from proved, developed and producing Nonutility natural gas reserves through November 1998. In addition, the Company had swap and collar agreements to hedge approximately 1.8 Bcf of Nonutility natural gas, or 19% of its expected delivery obligations under long-term natural gas sales contracts through September 1998.

The Company accounts for derivative transactions through hedge accounting. The Company designates all its derivatives as fair value hedges. A fair value hedge is based on the following criteria:

? The hedged item is specifically identified as a recognized asset or an anticipated commitment.
? The hedged item is a single asset or a portfolio of similar assets.
? The hedged item presents an exposure to changes in fair value for the hedged risk that could affect earnings.
? The hedged item is not an asset or liability that is measured at fair value with changes in fair value attributable to the hedged risk reported currently in earnings.

Gains or losses from these price swap agreements are reflected in operating revenues on the Consolidated Statement of Income at the time of settlement with the other parties. The Company uses the accrual method to record its gains or losses. If the Company terminates a price swap agreement prior to the date of the anticipated natural gas or crude oil production, the gain or loss from the agreement is deferred in the Consolidated Balance Sheet at the termination date. When the anticipated natural gas or crude oil production occurs, the gain or loss from the price swap agreement is recognized in the Consolidated Statement of Income. If the Company determines that a portion of its anticipated natural gas or crude oil production will not occur, thus creating a matching problem between the price swap agreements and the anticipated production, any such unmatched price swap agreements are marked-to-market and any unrealized gain or loss is recorded in the Consolidated Statement of Income. At December 31, 1997, the Company had no material deferred gains or losses related to these transactions.

	The Company also has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and natural gas price fluctuations. At December 31, 1997, the Company believes it would not experience any materially adverse impacts from the risks inherent in these instruments.

Fair value of financial instruments:

			        1997      	       1996
			Carrying	Fair 	Carrying	Fair
			 Amount 	Value	Amount 	Value
			Thousands of Dollars

Assets:
	Investments in independent
		power projects (cost basis
		 only)		$	5,584	$	9,063	$	6,090	$	10,300
	Reclamation fund		47,312	47,312	43,001	43,001
	Other significant investments		34,704	34,704	35,449	39,837

Liabilities:
	Mandatorily redeemable preferred
		securities		$	65,000	$	70,850	$	65,000	$	67,600
	Long-term debt(including due
		within one year)			734,827		743,713	702,607	717,504

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


NOTE 2 - Contingencies:

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

	On June 25, 1997, FERC approved a mitigation plan, substantially adopting the Department's conditions. The mitigation plan calls for payments totaling approximately $135,000,000 over the 35-year term of the license. The net present value of the total amount, using an assumed discount rate of 9.5%, is approximately $57,000,000, which the Company recognized as license costs in plant and long-term debt in the Consolidated Balance Sheet during the second quarter of 1997.

			The Company, the Tribes and the Department requested rehearing of FERC's
June 25, 1997 order. The Company asserted that the Department's conditions are unreasonable and that FERC should modify them. In the event FERC does not modify the mitigation plan it ordered, the Company expects to seek judicial review.

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

	Western Energy Company (Western), a subsidiary of the Company, is a party in a dispute concerning the Coal Supply Agreement for Colstrip Units 3 and 4 with the non-operating owners (NOOs), other than Puget Sound Energy (Puget). Puget withdrew from this dispute as part of a settlement concerning a power sales agreement between Puget and the Company. During the spring of 1996, the Consumer Price Index (CPI) doubled when compared to the CPI level at the time that the Coal Supply Agreement was executed. Under the terms of the Coal Supply Agreement, this change in the CPI allows any party to seek a modification of the coal price if that party can demonstrate an "unusual condition" causing a "gross inequity." These NOOs are asserting that a number of "unusual conditions" have occurred, including (i) the deregulation of various aspects of the electric utility industry, (ii) increased scrutiny of electric utilities by their public utility commissions, and (iii) changes in economic conditions not anticipated at the time of execution of the Coal Supply Agreement. These NOOs claim these "unusual conditions" have created a "gross inequity" that must be remedied by a reduction in the coal price. Western does not believe that under the terms of the contract any "unusual condition" or "gross inequity" has occurred.

Western, the Company and these NOOs are seeking to resolve this dispute as part of an on-going mediation to restructure the relationship of the NOOs, including Puget, the Company and Western at the Colstrip Project. The outcome of this dispute or the restructuring mediation is uncertain.

Houston Lighting & Power (HL&P), the purchaser of lignite produced by Northwestern Resources Co. (Northwestern), a Company subsidiary, filed litigation on October 5, 1995 in the District Court of the 157th Judicial District, Harris County, Texas, seeking, among other remedies, a declaratory judgment that changed conditions required a renegotiation of management and dedication fees paid to Northwestern under the terms of the Lignite Supply Agreement (LSA) between it and Northwestern. The LSA governs the delivery of approximately 9,000,000 tons of lignite per year and is effective until July 29, 2015. Under the terms of the LSA, Northwestern realizes approximately $25,000,000 per year from these fees. HL&P alleged Northwestern failed to renegotiate these fees in good faith. HL&P sought a reduction exceeding 60% in the LSA fees. It alleged that the reduction should be retroactive to September 1, 1995. Additionally, HL&P sought a declaration that it may substitute other fuels for lignite without violating the LSA.

Trial concluded in December 1997 with the jury denying all of HL&P's claims regarding changed circumstances and Northwestern's alleged obligations to negotiate reduced fees. Thus, current pricing under the terms of the LSA is unchanged. In a pretrial summary judgment, the trial court concluded other fuel may be substituted for lignite at the Limestone Plant. The court has not entered judgment and the time for filing appeals has not begun to run. Northwestern believes it will maintain a price for lignite that is competitive with alternate fuels.

	The Company and its subsidiaries are party to various other legal claims, actions and complaints arising in the ordinary course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated financial position or its consolidated results of operations.

NOTE 3 - Commitments:

Purchase commitments:

In 1994, the Company entered into a contract to purchase 98 megawatts of seasonal capacity from Basin Electric Power Cooperative (Basin). The rate for the contract year beginning in November 1997 will be approximately 3.2 cents per kWh and will increase each subsequent year to approximately 6.9 cents per kWh in the final contract year, which begins in November 2009. In conjunction with the Company's proposed sale of electric generating facilities, the Company also intends to sell or reassign this contract. Although not specifically named in the restructuring legislation, costs associated with disposal and reassignment of this contract are also expected to be collected through the Competitive Transition Charges (CTC).

	The Company also has long-term purchase contracts with certain qualifying facilities (QF's) and natural gas producers. The purchased power contracts provide for capacity payments subject to a facility meeting certain operating standards, and payments based on energy received. The Company currently has 15 QF contracts, with expiration terms ranging from 2000 through 2031. Three contracts account for 96% of the 101 MWs of capacity provided by these facilities. These QF contracts are also intended to be sold or reassigned in conjunction with the Company's proposed sale of electric generating facilities. In accordance with the restructuring legislation, costs associated with disposal and reassignment of these contracts are also expected to be collected through the CTC.

The purchased gas contracts provide for take-or-pay payments. The Nonutility oil and natural gas operations have various take-or-pay contracts with terms that expire beginning in 1998 and natural gas transportation contracts which begin expiring in 2000.

	Total payments under all of these contracts for the prior three years were as follows:

	            Thousands of Dollars
	       Utility	      	Nonutility	 Total
		Electric		Natural Gas

	1995		$	21,830	$	9,873	$	2,980	$	34,683
	1996			30,751		8,100		3,283		42,134
	1997			44,153		7,554		3,532		55,239


	The present value of future minimum payments, at an assumed discount rate of 8%, under the above agreements are estimated as follows:

	            Thousands of Dollars
	       Utility      		Nonutility	 Total
		Electric		Natural Gas

	1998		$	13,935	$	2,590	$	2,826	$	19,351
	1999			13,550		2,206		5,268		21,024
	2000			13,207		1,879		4,845		19,931
	2001			12,864		1,376		2,791		17,031
	2002		12,593	1,172	1,899	15,664
	Remainder			134,894		318		10,370		145,582
		$	201,043	$	9,541	$	27,999	$	238,583

	A Nonutility lignite lease purchase agreement requires minimum annual payments, beginning in 1991 in the amount of $1,125,000 escalated quarterly by the Gross National Product implicit price deflator. The payments will continue until the equivalent of $18,750,000, in 1986 dollars, has been paid. At December 31, 1997, the remaining payments under this agreement were $7,331,000. Under current mine plans, these payments should be recovered through lignite sales.

FTV Communications LLC, a limited liability company owned equally by Touch America (a subsidiary of the Company), Williams Communications Group, Inc. (a subsidiary of Williams Companies) and FirstPoint Communications, Inc. (a subsidiary of Enron) will construct, operate and maintain a 1,620 mile fiber-optic cable network linking Portland, Oregon and Los Angeles, California. The project, which is scheduled to be completed in December 1998, is expected to cost in excess of $100,000,000. The Company's investment in the project is expected to be funded through existing credit facilities, internally generated funds and the sale of fiber to other firms.

In January 1998, a Nonutility subsidiary of the Company entered into a firm natural gas transportation agreement which begins March 1,1998 and expires October 31, 2001. The agreement requires the Company to pay an annual fixed charge of $982,000 for capacity, plus a commodity fee for transported volumes.

Sales commitments:

	The Nonutility oil and natural gas operations have agreed to supply approximately 107 Bcf of natural gas to four co-generation facilities. These contracts begin expiring in 2005. Oil operations has sufficient proven, developed and undeveloped reserves, and controls related sales of production sufficient to supply all of the remaining natural gas required by these contracts.

The Montana Power Group (MPG), an energy supply and management alliance, was exclusively endorsed by the California Manufacturers Association (CMA) to assist its members with their energy decisions. As a participant in the MPG, MPT&MC a Nonutility subsidiary of the Company has agreed to offer energy supply, discounted from the power exchange prices, and energy management products and services to members of the CMA. The supply program is offered on a limited basis and is capped at predetermined volumes. Once the caps are fully subscribed, the Company will have, at its sole discretion, the option to extend the offered supply and services to other CMA members. At December 31, 1997, one contract had been signed by the Company for electric supply for the next two years. At this time, the Company cannot predict the impact of the CMA agreement on future earnings, however, due to the limits provided in the agreement, any potential negative impacts are not expected to have a material impact on the Company's financial position or results of operations.

The Company is also participating in a pilot program which allows participants to supply one-third of the particular customer's electric needs. At December 31, 1997, one contract had been signed by the Company under this program for electric supply for the next two years.

Lease commitments:

	On December 30, 1985, the Company sold its 30% share of Colstrip Unit 4 and is leasing back this share under a net lease. The transaction has been accounted for as an operating lease with annual lease payments of approximately $32,000,000 over the remaining term of the 25-year lease. The unregulated leasehold interest and its related assets and liabilities and contract obligations are intended to be sold with the regulated electric generating facilities and power purchase contracts. There are no other material minimum operating lease payments. Capitalized leases are not material and are included in other long-term debt.

	Rental expense for the prior three years, including Colstrip Unit 4, was $56,613,000, $55,500,000 and $55,958,000 for 1997, 1996 and 1995, respectively.


Note 4 - Deregulation and asset divestiture:

Natural Gas

The electric and natural gas utility businesses are in transition to competition to provide energy commodity and related services to wholesale and retail customers. In Montana, the "Natural Gas Restructuring and Customer Choice Act" was passed by the Montana Legislature and signed into law in May 1997. This legislation allowed for natural gas utilities to open their systems to full customer choice for gas supply and authorized the issuance of transition bonds to lower transition costs. In response to the Company's July 1996 open-access and natural gas restructuring filing, in October 1997, the PSC approved an order giving the Company's natural gas customers the right to choose their own suppliers based upon stipulation agreements agreed-to by the Company and many of the contesting parties to the filing. Natural gas transmission, distribution and storage will remain regulated by the PSC. The decision allows approximately 230 smaller industrial and larger commercial customers using 5,000 dekatherms or more of natural gas annually, to have choice beginning in November 1997. The 230 customers represent an additional 5% of the Company's pre-transportation load that may choose their own supplier. Natural gas customers who use 60,000 or more dekatherms of natural gas annually, which included 23 industrial customers who represented 49% of the Company's pre-transportation load, have had choice since 1991. The Company's remaining 140,000 customers will have choice no later than July 1, 2002. A pilot program allowing approximately 3,500 residential and small commercial customers to choose their own supplier, beginning with the 1998-99 heating season, will also be implemented.

Under the approved plan, almost all of the Utility natural gas production assets were transferred to an unregulated affiliate at an amount agreed-to in the natural gas order which was $33,600,000 below the existing book value. This difference between transfer value and the book value and the existing $25,400,000 of regulatory assets related to the natural gas production assets were approved as a CTC and will be recovered from transmission and distribution customers in rates over a 15-year period. The transition plan also includes a supply contract between the unregulated gas supply division and the regulated distribution division through 2002. This contract includes fixed prices and declining volumes for expected reductions in regulated loads that will occur as customers choose unregulated suppliers.

A filing requesting authorization to issue up to $65,000,000 in transition bonds related to the natural gas transition costs and bond issuance costs was made to the PSC in November 1997. The issuance of transition bonds, often referred to as securitization, involves the issuance of a debt instrument which is repaid through future revenues of the Utility. The legislation authorizing the financing earmarks these future revenues to bond repayment, thereby reducing the credit risk of the securities. As such, the bonds carry a relatively low interest rate and allow the Company to carry higher debt levels in relation to equity than would otherwise be desirable. This higher leverage results in a lower cost of capital. The issuance of these bonds is expected to result in annual savings of approximately $1,900,000.

On January 5, 1998, Enron requested court review of the PSC's decision regarding the measure of stranded costs as well as the level of functional separation of the various segments of the Company's natural gas business. This appeal is pending before the First Judicial District Court, Lewis and Clark County. Enron alleges the PSC erred when it concluded the assets subject to the CTC are stranded and that their value is $60,000,000.

	The Company requested, and expects the district court to provide, expedited review and decision making regarding this matter. The Company does not expect the PSC to act upon the Company's application for authority to issue transition bonds while this appeal is pending at the district court. The CTC rates assume the cost of capital associated with the transition bond financing, therefore, the Company is currently not collecting from customers its full cost of capital associated with these stranded costs.

Electric

Montana's "Electric Industry Restructuring and Customer Choice Act", was also passed by the Montana Legislature and signed into law by the Governor in May 1997.

This legislation provides for choice of electricity supplier for the Company's large customers by July 1, 1998, for pilot programs for residential and small commercial customers by July 1, 1998 and for all customers no later than July 1, 2002. Transmission and distribution services will remain fully regulated by FERC and the PSC. Generation assets will be removed from rate base no later than July 1, 1998 and costs will be recoverable in utility operations through a cost-based contract between the Company's regulated operations and its unregulated Supply Division through July 1, 2002 for those customers that do not have choice or have not selected a competitive based supplier. The Company's Supply Division will compete for customers that have choice during and after the transition period is complete. The legislation established a rate moratorium on electric rates for all customers for two years beginning July 1, 1998, and an electric-energy supply component rate moratorium for an additional two years for smaller customers. The legislation provides that rates cannot be increased under the rate moratorium except under limited circumstances. As in the natural gas legislation, the issuance of transition bonds was approved to lower transition costs. During the transition period, savings related to these financings are available to the Company to offset cost increases that would not be reflected in rates due to the rate moratorium. In addition, under the legislation, if, during the transition period, the earnings of the electric utility fall below a 9.5% return on equity, the utility's obligation to flow investment tax credit benefits to ratepayers in future years is reduced. Any such reduction in the utility's regulatory obligation provides an economic benefit to the Company and increases income in that year.

The legislation provides for the recovery of non-mitigatable transition costs, specifically recovery of above-market qualifying facility power-purchase contract costs and regulatory assets associated with the generation business, and recovery for utility-owned above-market generation costs over the transition period of up to four years. The legislation authorizes the use of transition bonds, subject to the approval of a financing order by the PSC, as a method of financing transition obligations at lower costs. The legislation also defines the role the PSC will have in regulating distribution services, licensing electricity suppliers in the state, and promulgating rules regarding anti-competitive and abusive practices. Finally, the legislation provides for reciprocity between utility companies.

As required by the legislation, the Company filed a comprehensive transition plan with the PSC on July 1, 1997. The filing contains the Company's transition plan, including the proposed handling and resolution of transition costs, and addresses other issues required by the legislation. The Company expects the PSC to render a decision before July 1998, subject to the above-mentioned legislative guidelines, on the amount of transition costs that will be recoverable. The PSC will consider the Company's efforts to mitigate transition costs in making its determination.

In a related strategic decision, the Company announced, in December 1997, that it will offer for sale all of its electric generating facilities in Montana, consisting of 1,217 megawatts of capacity from 13 hydroelectric projects and its interests in four coal-fired thermal generating units. In addition, the Company will offer for sale its 222 megawatt leasehold interest in Colstrip Unit 4, its power purchase contracts with qualifying facilities and Basin Electric Power Cooperative (Basin), and two power exchange agreements.

The total book value of the electric generating facilities owned by the Company to be offered is approximately $550,000,000 including approximately $10,000,000 of fuel, materials and supplies. The leasehold interest is accounted for as an operating lease with annual lease payments of approximately $32,000,000 over the remaining term of the lease.

If the Company continued to own the generating facilities, the above-market generation costs on these facilities for the four-year transition period is estimated by the Company to be approximately $160,000,000. The qualifying facility contracts, which the Company was required to enter by the Public Utility Regulatory Policy Act of 1978, involve approximately 101 megawatts of purchased power extending through 2031 and could result in $300,000,000 to $500,000,000 in out-of-market costs throughout their duration. In testimony from intervenors in the electric restructuring case, the amount of out-of-market costs on both the generating assets and the QF, Basin and exchange contracts have been disputed. Disposal of the generation assets and the contracts is expected to resolve the disputes. The total amount of transition costs will not be determined until the sale process is complete, which is expected to occur after the time of the PSC decision on the restructuring filing.

Divestiture of these contracts could take the form of a buy-down, buy-out or a restructuring of the contract. The lowest cost option with the most favorable terms will be selected in this process. Owners of the QF contracts must, by contract, approve any reassignment of the contract and FERC approval may also be necessary.

In the process of selling these generating facilities and power purchase contracts, any gains above the Company's book value will be utilized to reduce the electric CTC amounts to be collected from ratepayers. Conversely, any losses or additional costs to the Company would increase the CTC amounts to be collected over the approved transition period. Although not specifically named in the legislation, costs associated with disposal and reassignment of the Basin contract are also expected to be collected through the CTC. Any gain or loss realized from the disposition of the unregulated leasehold interest, and its related assets and liabilities, will be reflected in the Consolidated Statement of Income and will not be passed on to ratepayers.

The costs of completion of these potential transactions include legal, accounting and consulting fees, employee related costs, asset relocation costs and other expenses. Total transaction costs may exceed $50,000,000 and will reduce the proceeds realized from the sale. There may also be income taxes associated with the transactions.

	Regardless of the timing of the sale of the generating assets and power purchase contracts, the Company is obligated to continue to provide electric power supply through the transition period to customers in its service territory who have not had an opportunity to choose to purchase energy from another power supplier. Such service will require the Company to have available a power supply sufficient to meet those customers' electric loads. The Company is evaluating options to meet these needs including market purchases or a power supply contract with the purchasers of the generating facilities.

The sale process is expected to begin in 1998 with offering memorandums being sent to 30 to 50 expected potential buyers. In April, the Company expects to receive non-binding preliminary bids from potential buyers. The top bidders, expected to number less than ten, will be short-listed for further negotiations and binding bids. The winning bidder is expected to be selected in mid-summer and financial closing will occur as soon as all required legal and regulatory approvals are complete, possibly three months to two years after July 1998. It is the intention of the Company to proceed with the sale process as tentatively scheduled, however, this divestiture is not a requirement of the restructuring bill as is the case in other states with deregulation legislation and the Company may at any time cease to continue this option should it appear to not meet its expected benefits to ratepayers and shareholders.

The Company is evaluating numerous possible uses for the proceeds realized from the sale. Proceeds could be used to reduce outstanding debt, buy back a number of the Company's outstanding common or preferred shares of stock or proceeds up to the book value of the assets sold may be invested in any of the Company's existing business segments or new ventures. The Company's Mortgage and Deed of Trust imposes a lien on all physical properties including the generation assets and pollution control equipment on some of the thermal generating facilities, therefore, restrictions may exist on the use of proceeds.

As discussed in Note 1 to the financial statements, the Colstrip generating facilities are jointly owned by the Company and others. The sale process of any of the particular plants may also be affected by rights of first refusal of any of the partners. The Company, through one of its wholly owned subsidiaries, supplies fuel to the Colstrip facilities. The sale of these facilities is not expected to impact the fuel supply contracts. However, the Company and the other owners are currently engaged in discussions intended to result in a broad-based restructuring of the contractual arrangements between the owners of all of the Colstrip plants and the Company's subsidiary as fuel supplier. It is unknown at this time what impact the potential sale may have on these discussions.

This divestiture is expected to be a complex process involving many factors. The Company may have little or no direct control over some of these factors, therefore, it can give no assurance as to the successful implementation. If the Company is unsuccessful in implementing any elements of the deregulation process, the potential exists for writeoff of regulatory assets and the recording of effects of adverse purchase power contracts. The restructuring legislation does, however, provide for, and management is expecting, full recovery of all regulatory assets and other transition costs.

NOTE 5 - Income tax expense:

	Income before income taxes was as follows:

	   1997   	   1996   	   1995
	Thousands of Dollars
United States		$  177,114	$  181,393	$   75,458
Canada		12,780	7,706	      111
Other countries		       608	     2,262	     2,942
	$  190,502	$  191,361	$   78,511


	The provision for income taxes differs from the amount of income tax that would be expected by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	   1997   	   1996  	   1995
	Thousands of Dollars

Computed "expected" income tax expense		$  66,675	$  66,976	$  27,479
Adjustments for tax effects of:
	Statutory depletion		(2,891)	(2,317)	   (6,508)
	Tax credits		(11,645)	(5,286)	   (5,331)
	State income tax, net		7,147	5,772	    3,327
	Reversal of utility book/tax
	  depreciation		5,636	4,054	    2,552
	Other		   (3,052)	    2,776	       55
Actual income tax expense		$  61,870	$  71,975	$  21,574

	Income tax expense as shown in the Consolidated Statement of Income consists of the following components:

			   1997   	   1996   	   1995
	Thousands of Dollars

Current:
	United States		$  36,680	$  44,304	$  25,119
	Canada		994	3,309	    1,510
	Other countries		3,684	445	      548
	State		    9,835	    8,487	    6,216
			   51,193	   56,545	   33,393
Deferred:
	United States		6,491	15,590	   (8,648)
	Canada		2,802	135	   (1,124)
	State		    1,384	     (295)	   (2,047)
			   10,677	   15,430	  (11,819)
			$  61,870	$  71,975	$   21,574

	Deferred tax liabilities (assets) are comprised of the following:

	      December 31
			   1997   	   1996
			 Thousands of Dollars
Plant related		$ 390,776	$ 388,973
Investment in Nonutility generation projects		25,530	26,785
Other		   41,499	   33,508
	Gross deferred tax liabilities		  457,805	  449,266

Coal reclamation		(46,820)	(45,252)
Amortization of gain on sale/leaseback		(13,860)	(14,898)
Investment tax credit amortization		(22,862)	(28,895)
Other		  (44,551)	  (38,455)
	Gross deferred tax assets		 (128,093)	 (127,500)
	Net deferred tax liabilities		329,712	321,766
	Less current deferred tax assets-net		  (10,539)	  (11,095)
Total noncurrent deferred tax liabilities		$ 340,251	$ 332,861

	The change in net deferred tax liabilities differs from current year deferred tax expense as a result of the following:

				Thousands of
			   Dollars
Change in noncurrent deferred tax		$	7,390
Regulatory assets related to income taxes		26,247
Current deferred tax assets-net		556
Amortization of investment tax credits		(7,817)
Transfer of natural gas production balances		(16,677)
Other			978
	Deferred tax expense			$	10,677


NOTE 6 - Common stock:

	The Company has a Shareholder Protection Rights Plan that provides one preferred share purchase right (Right) on each outstanding common share of the Company. Each Right entitles the registered holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Participating Preferred Shares, A Series, without par value. If it should become exercisable, each Right would have economic terms similar to one share of common stock of the Company. The Rights trade with the underlying shares and will, except under certain circumstances described in the Plan, expire on June 6, 1999, unless redeemed earlier or exchanged by the Company.

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

	The Company has a Retirement Savings Plan (Plan) that covers all regular eligible employees. The Company, on behalf of the employee, contributes a matching percentage of the amount contributed to the Plan by the employee. In 1990, the Company borrowed $40,000,000 at an interest rate of 9.2% to be repaid in equal annual installments over 15 years. The proceeds of the loan were lent on similar terms to the Plan Trustee, which purchased 1,922,297 shares of Company common stock. The loan, which is reflected as long-term debt, is offset by a similar amount in common shareholders' equity as unallocated stock. Company contributions plus the dividends on the shares held under the Plan are used to meet principal and interest payments on the loan. Shares acquired with loan proceeds are allocated to Plan participants. As principal payments on the loan are made, long-term debt and the offset in common shareholders' equity are both reduced. At December 31, 1997, 994,355 shares had been allocated to the participants' accounts. Expense for the Plan is recognized using the Shares Allocated Method, and the pre-tax expense was $5,194,000, $6,046,000 and $5,610,000 for 1997, 1996 and 1995, respectively.

	Under the Long-Term Incentive Plan, options have been issued to Company employees. Options issued to employees are not reflected in balance sheet accounts until exercised, at which time (i) authorized, but unissued shares are issued to the employee, (ii) the capital stock account is credited with the proceeds and (iii) no charges or credits to income are made. Options issued to Nonutility employees under the Key Employee Incentive Stock Option Plan are not reflected in balance sheet accounts. Options were granted at the average of the high and low prices as reported on the New York Stock Exchange composite tape on the date granted, and expire ten years from that date. Options granted prior to January 1, 1987 must be exercised in the order granted.

	In 1995 and 1994, restricted stock awards of 2,100 and 64,235, respectively, were issued to certain Nonutility employees under the Long-Term Incentive Plan. Upon the achievement of performance and passage of time constraints, restrictions will be lifted and participants will retain, at no cost, the unrestricted shares. As they are earned, the awards are reflected as common stock and compensation expense on the Consolidated Balance Sheet and Consolidated Statement of Income, respectively. At December 31, 1997 there were 9,643 shares of restricted stock remaining.

Option activity is summarized below:

	      1997      	      1996      	       1995
Options outstanding
	@ 1/1	694,804	569,982	480,986
	(Price range)	($17.25 - $26.50)	($17.25 - $26.50) 	($17.25 - $26.50)

Options granted		164,400	116,730
	(Price range)		($21.625)    	($21.125 - $22.50)

Options exercised	125,753	11,578	19,034
	(Price range)	($17.25 - $22.625)	($17.25 - $22.125)	($17.25 - $26.50)

Options canceled	27,886	28,000	8,700
	(Price range)	($17.6875 - $22.50)	($22.125 - $22.625)	  ($22.125 - $22.625)

Options outstanding
	@ 12/31	541,165	694,804	569,982

	There were 436,560 options exercisable at December 31, 1997.

	As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS No. 123. This information has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted in 1996 and 1995 was $1.93 and $1.60 per share, respectively. The fair value of each option grant was estimated on the date of grant using the binomial option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: risk-free interest rate of 7.05% and 5.67%; expected life of ten years for both years; expected volatility of 10.46% and 10.05% and a dividend yield of 6.83% and 6.33%. Had the Company used SFAS No. 123, earnings per share would be unaffected as compensation expense would have increased only $195,000, $108,000 and $37,000 for 1997, 1996 and 1995, respectively.

NOTE 7 - Preferred stock:

	The number of authorized shares of preferred stock is 5,000,000. No dividends may be declared or paid on common stock while cumulative dividends have not either been declared and set apart or paid on any of the preferred stock.

	Preferred stock is in four series as detailed in the following table:

	Stated and
	Liquidation	Shares Issued and Outstanding	    Thousands of Dollars
Series	   Price*  	  1997   	  1996   	  1995   	  1997 	  1996  	  1995
	$6.875	$100	360,800	360,800	500,000	$ 36,080	$ 36,080	$ 50,000
 6.00	100	159,589	159,589	159,589	15,959	15,959	15,959
 4.20	100	60,000	60,000	60,000	6,025	6,025	6,025
 2.15	25	        	        	1,200,000	        	        	  30,000
Discount		        	        	         	    (410)	    (410)	    (568)
			 580,389	 580,389	1,919,589	$ 57,654	$ 57,654	$101,416

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

	In October 1996, the Company repurchased and retired 139,200 shares of the $6.875 series at prices ranging from $101.50 to $103.00. In December 1996, the Company redeemed all outstanding shares of the $2.15 series at the redemption price of $25.25. The total premium of approximately $650,000 resulting from these transactions was included in preferred dividends in the Consolidated Statement of Income.


NOTE 8 - Company obligated mandatorily redeemable preferred securities of subsidiary trust:

	Montana Power Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities (Trust Securities) and holding Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) issued by the Company. At December 31, 1997 and 1996 the Trust held 2,600,000 units of 8.45% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45% of the liquidation preference value of $25 per security. The sole asset of the Trust is $67,000,000 of Subordinated Debentures, 8.45% Series due 2036, issued by the Company. The Trust will use interest payments received on the Subordinated Debentures it holds to make the quarterly cash distributions on the QUIPS.

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

NOTE 9 - Long-term debt:

	The Company's Mortgage and Deed of Trust (the Mortgage) imposes a first mortgage lien on all physical properties owned, exclusive of subsidiary company assets, and certain property and assets specifically excepted. The obligations collateralized are First Mortgage Bonds, including those First Mortgage Bonds designated as Secured Medium-Term Notes and those securing Pollution Control Revenue Bonds. The Mortgage may impose some restrictions on the use of proceeds realized from the sale of the electric generating assets and power purchase contracts.

	Long-term debt consists of the following:

	       December 31
	   1997   	   1996
	Thousands of Dollars
First Mortgage Bonds:
	7.7% series, due 1999		$	55,000	$	55,000
	7 1/2% series, due 2001		25,000	25,000
	7% series, due 2005		50,000	50,000
	8 1/4% series, due 2007		55,000	55,000
	8.95% series, due 2022		50,000	50,000
	Secured Medium-Term Notes -
	  maturing 1998-2025  5.90%-8.11%		108,000	128,000
	Pollution Control Revenue Bonds:
		City of Forsyth, Montana
			6 1/8% series, due 2023		90,205	90,205
			5.9% series, due 2023		80,000	80,000
Sinking Fund Debentures -7 1/2%, due 1998		15,500	16,000
ESOP Notes Payable - 9.2%, due 2004		25,104	27,587
Unsecured Medium-Term Notes:
	Series A - maturing 1998-2022  8.68%-8.9%		22,000	29,500
	Series B - maturing 2006-2026  7.07%-7.96%		55,000	55,000
Revolving Credit Agreements		45,715	35,000
Other		62,269	10,536
Unamortized Discount and Premium			(3,966)		(4,221)
	734,827	702,607
Less:  Portion due within one year			81,659		69,268
		$	653,168	$	633,339

	In June 1997, in response to FERC's decision regarding the Kerr mitigation plan discussed in Item 8, "Financial Statements and Supplementary Data - Note 2 to the Consolidated Financial Statements", the Company recognized long-term debt of approximately $57,000,000 which is included in "Other" in the table above. In August 1997, the Company paid approximately $4,200,000 into a fish and wildlife fund reducing the amount owed. Approximately, $36,000,000 is classified as due within one year in the Consolidated Balance Sheet at December 31, 1997.

In December 1997, Roan Resources Ltd., a wholly owned Canadian subsidiary purchased the stock of a small Canadian company, for approximately $26,500,000 in U.S. dollars. Financing for the purchase was provided through an Extendible Revolving Term Credit Agreement between Roan Resources and the Royal Bank of Canada. The maximum amount of credit available under this Agreement is $37,800,000 in Canadian dollars which was reduced to $28,000,000 in Canadian dollars, or $19,627,000 in U.S. dollars, on January 8, 1998. At December 31, 1997, the amount outstanding under the agreement was $15,715,000 in U.S. dollars, which is included in "Revolving Credit Agreements" in the table above.

	In April 1997, the Company entered into a Revolving Credit Agreement for certain of its Nonutility operations. Including this facility, the Company's consolidated borrowing ability under its Revolving Credit and Term Loan Agreements (Agreements) is $220,000,000, of which $190,000,000 was unused at December 31, 1997. Under terms of the new agreement, the amount of the facility decreases on March 31, 1998, reducing the consolidated borrowing ability under the Agreements to $160,000,000. These agreements term on October 27, 1998 and April 4, 2000, and all outstanding borrowings must be repaid on those dates. Fixed or variable interest rate options are available under the facilities with facility fees or commitment fees on the unused portions.

	The sinking fund requirements and maturities for the five years ending December 31, 2002, on the long-term debt outstanding at December 31, 1997, amount to: $82,000,000 in 1998; $63,000,000 in 1999; $65,000,000 in 2000;
$30,000,000 in 2001 and $6,000,000 in 2002.


NOTE 10 - Short-term borrowing:

	The Company has short-term borrowing facilities with commercial banks that provide both committed, as well as uncommitted lines of credit, and the ability to sell commercial paper. Bank borrowings either bear interest at the lender's floating base rate and may be repaid at any time, or have fixed rates of interest and maturities. Commercial paper has fixed rates of interest and maturities.

	At December 31, 1997, the Company had lines of credit consisting of $70,000,000 committed and $85,000,000 uncommitted. There are facility fees or commitment fees on the committed lines of credit which are not significant. The Company has the ability to issue up to $165,000,000 of commercial paper based on the total of unused committed lines of credit and revolving credit agreements.

	Short-term borrowings and average interest rates were as follows:

	              December 31
		       1997       	       1996
			 Amount 	Rate	 Amount 	Rate
	Thousands of Dollars

	Notes payable to banks		$	89,100	6.82%	$	70,500	7.17%
	Commercial paper			44,858	6.46%		34,202	5.79%
			$133,958		$104,702

NOTE 11 - Retirement plans:

	The Company maintains trusteed, noncontributory retirement plans covering substantially all employees. Retirement benefits are based on salary, years of service and social security integration levels.

	In 1997, funding for pension costs exceeded SFAS No. 87 pension expense by $5,441,000. In 1996 and 1995, pension costs funded were less than SFAS
No. 87 pension expense by $188,000, and $1,501,000, respectively. The differences were deferred for recognition in future periods as funding is reflected in rates. At December 31, 1997, the regulatory liability was $2,344,000.

	The assets of the plans consist primarily of domestic and foreign corporate stocks, domestic corporate bonds and U.S. Government securities.

	The Company also has an unfunded, nonqualified benefit plan for senior management executives and directors. Life insurance payable to the Company is carried on plan participants as an investment. The plan costs are not included in rates.

	Net pension and benefit expense includes the following components:

	             December 31
			   1997  	   1996  	   1995
			        Thousands of Dollars
	Service cost on benefits earned		$	7,585	$	7,991	$	6,165
	Interest cost on projected benefit
		obligation		16,370	15,861	   14,524
	Actual return on plan assets		(38,280)	(30,331)	  (13,009)
	Net amortization and deferral			18,185		15,270		1,719
		Net pension and benefit expense		$	3,860	$	8,791	$	9,399


		The funded status of the pension and benefit plans is as follows:

	    December 31
	  1997   		  1996
			Thousands of Dollars
	Actuarial present value of benefit obligation:
		  Vested		$	180,662	$	152,115
		  Nonvested			21,177		19,029
	Accumulated benefit obligation			201,839		171,144
	Effect of projected future compensation levels			46,902		51,125
	Projected benefit obligation		248,741	222,269
	Plan assets at fair value			259,837		223,686
	Plan assets greater than projected
	  benefit obligation		11,096	1,417
	Unrecognized net gain		(40,704)	(34,793)
	Unrecognized prior service cost		8,691	10,088
	Unrecognized initial obligation			1,905		2,491
		Accrued benefits expense		$	(19,012)	$	(20,797)


		The following assumptions were used in the determination of actuarial present values of the projected benefit obligations:

			       December 31
			   1997    	   1996
	Assumed discount rates		7.00%	7.50%
	Long-term rate of average compensation
	  increase		4.50%-7.50%	4.50%-5.00%
	Long-term rate on plan assets		9.00%	8.50%

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

	Postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995, portions of which have been deferred or capitalized, include the following components:

	           December 31
	  1997  	  1996  	  1995
	Thousands of Dollars
	Service cost on benefits earned		$	803	$	1,074	$	1,221
	Interest cost on projected benefit		2,020	2,092	2,482
	Actual return on plan assets		(993)	(876)	(219)
	Net amortizations			1,266		1,577		1,299
		Total postretirement benefit cost		$	3,096	$	3,867	$	4,783

	The funded status of the postretirement benefit plans other than pensions is as follows:

	     December 31
	  1997  	  1996
	Thousands of Dollars
	Accumulated benefit obligation:
		Fully eligible active employees			$  1,599	$  3,267
		Other active employees		14,796	16,267
		Retirees		  13,859	  10,330
	Accumulated benefit obligation		30,254	29,864
	Plan assets at fair value		   8,168	   5,740
	Plan assets less than projected
	  benefit obligation		(22,086)	(24,124)
	Unrecognized net transition obligation		18,194	20,012
	Unrecognized net gain		  (8,930)	  (8,064)
		Accrued benefits expense		$(12,822)	$(12,176)

	The assumed 1997 health care cost trend rates used to measure the expected cost of benefits covered by the plans is 8.50%. The trend rate decreases through 2004 to 5%. The effect of a 1% increase in each future year's assumed health care cost trend rates increases the service and interest cost from $2,823,000 to $3,032,000 and the accumulated postretirement benefit obligation from $30,000,000 to $32,000,000.

NOTE 12 - Information on industry segments:

	The Montana Power Company (the Company) and its subsidiaries engage in a number of diversified energy and communication related businesses. The Company's principal business is the regulated Utility operations involving the generation, purchase, transmission and distribution of electricity and the purchase, transportation and distribution of natural gas. The Company's Nonutility operations principally involve the mining and sale of coal and lignite, exploration for, and the development, production, processing and sale, of oil and natural gas, and the sale of telecommunication equipment and services. It also conducts trading and marketing of electricity and natural gas. In addition, the Company manages long-term power sales, and develops and invests in Nonutility power projects and other energy-related businesses.

	The Company's open-access and reorganization plan for its regulated Natural Gas Utility was approved for implementation by the PSC, effective November 1, 1997. Under the approved plan, almost all of the regulated Utility's natural gas production assets, including those of its Canadian subsidiary, were transferred to its unregulated oil and natural gas operations as of that date.


Operations Information:
				       Year Ended
				    December 31, 1997
				   Thousands of Dollars

UTILITY		 Electric 	Natural Gas
Sales to unaffiliated customers		$	435,986	$	122,355
Intersegment sales		4,685	588
Pre-tax operating income		111,002	37,994
Depreciation, depletion and amortization		51,674	11,939
Capital expenditures		122,639	15,679
Identifiable assets		1,560,055	390,463
NONUTILITY
					  Oil and	Independent
				   Coal*  	Natural Gas	   Power**
Sales to unaffiliated customers		$	169,825	$	163,656	$	70,932
Intersegment sales		34,164	3,120		1,820
Pre-tax operating income		31,050	16,310	(17)
Earnings (loss) from unconsolidated
	investments		(2,202)			14,980
Depreciation, depletion and amortization		8,368	16,922		2,774
Capital expenditures		4,588	140,437		(15,140)
Identifiable assets			247,981		290,110		156,282
NONUTILITY (continued)
					    Tele-
					Communications**	   Other
Sales to unaffiliated customers			$	44,464	$	2,104
Intersegment sales				797		3,924
Pre-tax operating income (loss)			11,759	(4,809)
Earnings from unconsolidated
	investments			435
Depreciation, depletion and amortization			2,455		532
Capital expenditures			25,422	53
Identifiable assets			101,581	7,987
CORPORATE
Capital expenditures		$	94
Identifiable assets		47,237

*	Sales under one coal contract with Houston Light and Power Company amounted to
$104,668,000.

**	The Telecommunications and Independent Power segments are dependent on a single customer and two customers, respectively, the losses of which would have a material adverse effect on the segments.

Operations Information:
				       Year Ended
				    December 31, 1996
				   Thousands of Dollars

UTILITY		 Electric 	Natural Gas
Sales to unaffiliated customers		$  430,171	$  128,528
Intersegment sales		     5,793	       649
Pre-tax operating income		   122,123	    40,830
Depreciation, depletion and amortization		    46,648	    11,638
Capital expenditures		    74,930	    31,060
Identifiable assets		 1,526,197	   421,955
NONUTILITY
					  Oil and	Independent
				   Coal*  	Natural Gas	   Power**
Sales to unaffiliated customers		$  166,678	$  124,532	$  75,322
Intersegment sales		    31,448	       293	    1,426
Pre-tax operating income		    34,358	    17,687	    1,675
Earnings (loss) from unconsolidated
	investments		    (2,777)		   21,174
Depreciation, depletion and amortization		     5,653	    17,080	    3,793
Capital expenditures		     8,386	    25,021	   (9,406)
Identifiable assets		   268,297	   184,512	  156,044
NONUTILITY (continued)
					    Tele-
					communications	   Other
Sales to unaffiliated customers			$   27,575	$    1,201
Intersegment sales			       133	       782
Pre-tax operating income (loss)			     2,591	    (2,040)
Earnings from unconsolidated
	investments			        66
Depreciation, depletion and amortization		 	       911	       679
Capital expenditures		 	    27,902	         6
Identifiable assets		  	    52,139	    17,954
CORPORATE
Capital expenditures		$    1,178
Identifiable assets		    71,117

*	Sales under one coal contract with Houston Light and Power Company amounted to
$102,181,000.

**	The Independent Power segment is dependent on two customers, the losses of which would have a material adverse effect on the segment.

Operations Information:
				       Year Ended
				    December 31, 1995
				   Thousands of Dollars

UTILITY		 Electric 	Natural Gas
Sales to unaffiliated customers		$  421,999	$  115,113
Intersegment sales		     5,813	       852
Pre-tax operating income		   124,916	    30,933
Depreciation, depletion and amortization		    40,675	    10,283
Capital expenditures		   127,917	    35,091
Identifiable assets		 1,503,619	   410,267
NONUTILITY
					  Oil and	Independent
				   Coal*  	Natural Gas	   Power**
Sales to unaffiliated customers		$  210,200	$  100,030	$  79,095
Intersegment sales		    25,659	       409	      796
Writedown of long-lived assets		    55,103	    19,194
Pre-tax operating income (loss)		   (41,001)	    (8,504)	    3,027
Earnings (loss) from unconsolidated
	investments		    (2,749)		    2,622
Depreciation, depletion and amortization		    11,187	    17,569	    3,176
Capital expenditures		    19,230	    34,780	    4,168
Identifiable assets		   250,132	   177,744	  161,602
NONUTILITY (continued)
					    Tele-
					communications	   Other
Sales to unaffiliated customers			$   23,177	$    2,647
Intersegment sales			       377	       699
Pre-tax operating income (loss)			     2,200	       (52)
Earnings from unconsolidated
	investments			        70
Depreciation, depletion and amortization		 	       803	       942
Capital expenditures		 	     8,633	        48
Identifiable assets		  	    22,592	    17,032
CORPORATE
Capital expenditures		$    1,220
Identifiable assets		    43,103

*		Sales under one coal contract with Houston Light and Power Company amounted to
$102,844,000.

**	The Independent Power segment is dependent on two customers, the losses of which would have a material adverse effect on the segment.

	SUPPLEMENTARY DATA
	OIL AND NATURAL GAS PRODUCING ACTIVITIES

	For the years ended December 31, 1997, 1996 and 1995 net recoverable oil and natural gas reserves, excluding royalty volumes and volumes controlled under purchase contract, of the Utility and Nonutility operations were estimated as follows:

					                1997
				   U.S.   	   CANADA   	STORAGE
PROVED DEVELOPED AND UNDEVELOPED RESERVES:
UTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Beginning Balance	71,952	94,445	55,624
		Production	(3,764)	(3,401)
		Additions			1,216
		(Sales) and Purchases of Reserves in Place	(13,082)
		Transfers Out	(53,711)	(91,044)
		Revisions - Other	702
		Revisions - Price
			Ending Balance		2,097	0	56,840

NONUTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Beginning Balance	160,174	53,011
		Production	(11,427)	(6,529)
		Additions	14,920	8,569
		(Sales) and Purchases of Reserves in Place	6,039	5,914
		Transfers In	53,711	91,044
		Revisions - Other	(31,918)	(26,501)
		Revisions - Price		(249)	(373)
			Ending Balance		191,250	125,135

	Natural Gas
		Liquids (Bbls):
		Beginning Balance	3,491,100	3,089,300
		Production	(473,139)	(225,715)
		Additions	118,500	184,000
		(Sales) and Purchases of Reserves in Place	2,717,377	582,000
		Revisions - Other	2,392,716	(1,082,000)
		Revisions - Price			(5,000)
			Ending Balance		8,246,554	2,542,585

	Oil (Bbls):
		Beginning Balance	6,458,000	3,204,235
		Production		(746,380)	(322,164)
		Additions	339,110	2,445,000
		(Sales) and Purchases of Reserves in Place	(1,145,648)	(2,851,000)
		Revisions - Other	(28,792)	228,000
		Revisions - Price		149,100	(4,000)
			Ending Balance		5,025,390	2,700,071

				          1997
				   U.S.   	  CANADA
PROVED DEVELOPED RESERVES:
UTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Ending Balance	2,097	0

NONUTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Ending Balance	139,802	104,799
	Natural Gas Liquids (Bbls):
		Ending Balance	8,246,554	2,298,585
	Oil (Bbls):
		Ending Balance	3,474,602	2,079,071

					                1996
				   U.S.   	   CANADA   	STORAGE
PROVED DEVELOPED AND UNDEVELOPED RESERVES:
UTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Beginning Balance	75,461	103,475	56,745
		Production	(5,055)	(4,694)
		Additions			(1,121)
		(Sales) and Purchases of Reserves in Place
		Revisions - Other	1,546	(4,336)
		Revisions - Price
			Ending Balance	   71,952	94,445	55,624

NONUTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Beginning Balance	136,660	62,474
		Production	(8,915) 	(6,924)
		Additions	813	1,702
		(Sales) and Purchases of Reserves in Place	19,240	12
		Revisions - Other	(1,098)	(14,847)
		Revisions - Price	    13,474	10,594
			Ending Balance	   160,174	53,011

	Natural Gas
		Liquids (Bbls):
		Beginning Balance	3,615,400	3,680,132
		Production	(232,600) 	(271,241)
		Additions		17,700
		(Sales) and Purchases of Reserves in Place	(200)
		Revisions - Other	(43,414) 	(440,607)
		Revisions - Price	   151,914	103,316
			Ending Balance	 3,491,100	3,089,300

	Oil (Bbls):
		Beginning Balance	5,999,400	4,429,496
		Production		(539,288) 	(676,640)
		Additions	19,600	118,814
		(Sales) and Purchases of Reserves in Place	702,347	58,800
		Revisions - Other	(130,360) 	(1,027,636)
		Revisions - Price	   406,301	301,401
			Ending Balance	 6,458,000	3,204,235
				          1996
				   U.S.   	  CANADA
PROVED DEVELOPED RESERVES:
UTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Ending Balance	71,121	94,445

NONUTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Ending Balance	100,067	53,011
	Natural Gas Liquids (Bbls):
		Ending Balance	3,486,700	3,089,300
	Oil (Bbls):
		Ending Balance	6,369,000	3,204,235

					                1995
				   U.S.   	   CANADA   	STORAGE
PROVED DEVELOPED AND UNDEVELOPED RESERVES:
UTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Beginning Balance	   80,562	     96,571	 56,548
		Production	   (5,176)	     (4,651)
		Additions		      2,840	    197
		(Sales) and Purchases of Reserves in Place
		Revisions - Other	       75	      8,715
		Revisions - Price
			Ending Balance	   75,461	103,475	56,745

NONUTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Beginning Balance	  153,162	     79,283
		Production	   (8,605)	     (6,703)
		Additions	    5,035	      6,528
		(Sales) and Purchases of Reserves in Place	       47	     (8,053)
		Revisions - Other	   (7,426)	     (3,594)
		Revisions - Price	   (5,553)	     (4,987)
			Ending Balance	  136,660	     62,474

	Natural Gas
		Liquids (Bbls):
		Beginning Balance	3,110,300	  1,999,500
		Production	 (258,112)	   (183,856)
		Additions	   12,200	    299,300
		(Sales) and Purchases of Reserves in Place		   (141,400)
		Revisions - Other	  929,732	  1,714,808
		Revisions - Price	 (178,720)	(8,220)
			Ending Balance	3,615,400	  3,680,132

	Oil (Bbls):
		Beginning Balance	6,079,700	  4,935,000
		Production	   (479,952)	   (601,051)
		Additions	  117,392	     66,400
		(Sales) and Purchases of Reserves in Place	  392,436	    173,392
		Revisions - Other	  (38,862)	    152,418
		Revisions - Price	  (71,314)	   (296,663)
			Ending Balance	5,999,400	  4,429,496
				          1995
				   U.S.   	  CANADA
PROVED DEVELOPED RESERVES:
UTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Ending Balance	   74,630	103,475

NONUTILITY OPERATIONS:
	Natural Gas (Mmcf):
		Ending Balance	   78,637	   55,947

	Natural Gas Liquids (Bbls):
		Ending Balance	2,943,900	3,380,832

	Oil (Bbls):
		Ending Balance	4,488,900	3,421,596



SUPPLEMENTARY DATA
Oil and Natural Gas Producing Activities (Cont.)

		As determined by engineers, Utility natural gas reserves were revised during 1997, 1996 and 1995 due to changes in projected performance or changes in the Company's ownership interest in specific fields.

	In 1997, the PSC approved the deregulation of the Utility's natural gas production properties. As a result, all of the Canadian and almost all of the U.S. natural gas reserves were transferred to the Nonutility effective November 1, 1997.

	Nonutility U.S. natural gas and natural gas liquid reserves increased in 1997 because of the acquisition of reserves in place (Vessels), successful drilling in Oklahoma and Wyoming, and the transfer of previously regulated Montana properties. Oil reserves decreased because of the sale of reserves in Kansas. The Canadian natural gas reserves increase is due to the purchase of reserves in place (Questar), and transfer of previously regulated Canadian properties to the Nonutility Supply Division. Oil reserves in Canada also decreased because of the sale of some Alberta properties.

	The Utility reserves that were transferred to the Nonutility in 1997 were determined by petroleum engineers following Utility business guidelines to be those reserves that are mechanically recoverable using reasonable production methods. After deregulation and transfer, the same natural gas reserve volumes are estimated to be those which are mechanically recoverable under market price conditions. The inclusion of economic limits into the estimates has resulted in downward revisions of U.S. and Canadian natural gas reserves.

	In 1996, the Nonutility U.S. natural gas and oil reserves increased as a result of higher market prices and the acquisition of reserves in place.
Natural gas reserves were added through the purchase of interests in 250 wells in northeastern Montana (Bowdoin Field). Oil reserves were added with the purchase of additional interest in an existing Montana field (Reagan). The Canadian natural gas and oil reserves decreased primarily as a result of downward revisions of engineering estimates for undeveloped reserves.

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

	The following table presents information for 1997, 1996 and 1995 on the capitalized costs relating to Utility natural gas producing activities, costs incurred in Utility natural gas property acquisition, exploration and development activities and certain Utility natural gas production costs reflected in results of operations. As a regulated public utility, the Company is authorized to earn a rate of return on its Utility natural gas plant rate base. The Company's cost of acquiring Utility natural gas reserves and the net cost of natural gas in underground storage are included in the natural gas plant which is a part of the Utility rate base. Due to the commingling of produced natural gas with purchased and royalty natural gas for sale to Utility customers and application of the ratemaking process to the Utility natural gas producing activities, the Company is unable to identify revenues resulting solely from Utility natural gas producing activities. Accordingly, the information on revenues, income taxes, results of operations and estimated future net cash flows and changes therein relating to proved Utility natural gas reserves are not presented for the Company's Utility natural gas producing activities.

				       1997      	       1996      	       1995
					  U.S.  	 Canada 	  U.S.  	 Canada 	  U.S.  	 Canada
UTILITY OPERATIONS		       Thousands of Dollars
At December 31:
Capitalized costs relating
	to natural gas producing
	activities		$  2,023	$      0	$ 87,363	$ 38,551	$ 89,520	$ 37,683
Accumulated depreciation,
	depletion and valuation
	allowances		   1,833	       0	  46,881	  20,102	  50,377	  19,812

		Net capitalized costs		$    190	$      0	$ 40,482	$ 18,449	$ 39,143	$ 17,871

For the year ended
	December 31:
Costs incurred in natural
	gas property acquisition,
	exploration and
	development activities:
		Acquisition of
			properties				$    474	$     49	$     48	$    170
		Exploration		$	35	$	168	54	191	     70	    198
		Development		1	66	501	1,230	  1,753	  1,240

Costs reflected in results
  of operations:
		Production costs		$  3,361	$  1,359	$  4,773	$  1,510	$  5,710	$  1,592
		Exploration expenses		35	168	54	191	     70	    198
		Development expenses		0	66	22	113	    165	    416
		Depreciation, depletion
			and valuation
		  provisions		2,072	686	2,667	711	  2,716	    586


	The following table presents information for 1997, 1996 and 1995 on the capitalized costs relating to Nonutility oil and natural gas producing activities, costs incurred in Nonutility oil and natural gas property acquisition, exploration and development activities and results of Nonutility operations for oil and natural gas producing activities:


				       1997      	       1996      	       1995
					  U.S.  	 Canada 	  U.S.  	 Canada 	  U.S.  	 Canada
NONUTILITY OPERATIONS		       Thousands of Dollars
At December 31:
Capitalized costs relating
	to oil and natural gas
	producing activities		$240,436	$113,165	$182,339	$ 87,529	$171,795	$ 83,457
Accumulated depreciation,
	depletion and valuation
	allowances		  49,167	  46,131	  65,401	  44,770	  60,329	  39,834

		Net capitalized costs		$191,269	$67,034	$116,938	$ 42,759	$111,466	$ 43,623

For the year ended
	December 31:

Costs incurred in oil and
	natural gas property
	acquisition, exploration
	and development
	activities:

	Acquisition of
	  properties		$85,606	$22,762	$  4,667	$  3,722	$ 13,024	$  4,407
	Exploration		4,589	6,036	1,780	2,157	   4,592	  1,642
	Development		21,050	8,535	10,651	3,345	  11,244	  4,298

Results of operations for
	oil and natural gas
	producing activities:

		Revenues		$ 34,182	$ 14,821	$ 26,872	$ 19,789	$ 20,461	$ 19,022
		Production costs		10,232	5,041	8,901	6,547	   7,298	  6,812
		Exploration expenses		3,233	2,905	1,670	1,747	   2,460	  1,517
		Depreciation, depletion
			and valuation
			provisions		  12,037	   3,781	  10,019	   6,133	  21,079	  15,371
					8,680	3,094	6,282	5,362	 (10,376)	(4,678)

		Income tax expenses		     416	   1,380	     946	   2,393	  (5,708)	  (2,087)

Results of operations from
	producing activities
	(excluding corporate
	overhead and interest
	cost)		$  8,264	$  1,714	$  5,336	$  2,969	$ (4,668)	$ (2,591)



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


	STANDARDIZED MEASURE OF DISCOUNTED FUTURE
	NET CASH FLOWS AND CHANGES THEREIN RELATING TO
	PROVED OIL AND NATURAL GAS RESERVES

		                  December 31
		         1997         	         1996
		    U.S.   	  Canada  	    U.S.   	  Canada
				  Thousands of Dollars
Future cash inflows		$	876,733	$	303,780	$	684,709	$	185,988
Future production and
	development costs		467,270	151,201	261,432	68,921
Future income tax expenses			94,162		36,253		129,091		27,876

Future net cash flows		315,301	116,326	294,186	89,191
10% annual discount for
	estimated timing
	of cash flows			122,469		35,008		135,285		23,407

Standardized measure of
	discounted future net
	cash flows		$	192,832	$	81,318	$	158,901	$	65,784

	  The following are the principal sources of change in the standardized measure of discounted future net cash flows:

Sales and transfers of oil and
	gas produced, net of
	production costs		$	(23,620)	$	(9,780)	$	(22,466)	$	(13,242)
Net changes in prices,
	development and production
	costs		(30,047)	(12,687)	16,095	30,948
Extensions, discoveries, and
	improved recovery, less
	related costs		60,863	42,699	19,823	2,597
Revisions of previous quantity
	estimates		(20,953)	(11,929)	14,012	(11,395)
Accretion of discount		20,503	7,480	16,939	6,150
Net change in income taxes		25,584	968	(14,670)	(4,005)
Other		1,601	(1,217)	(8,765)	(1,758)


	Extensions, discoveries, and improved recovery, less related costs, represent the present value of current year reserve additions valued at year-end prices less actual unit production costs for the current year. For the years 1997 and 1996, the amount described as other is primarily the result of changes in the timing of production.

QUARTERLY FINANCIAL DATA

	Operating revenues, operating income and net income in thousands of dollars and net income per common share for the four quarters of 1997 and 1996 are shown in the tables below. Operating revenues and income include intersegment sales and expenses. Due to the seasonal nature of the utility business, the annual amounts are not generated evenly by quarter during the year.

		                 Quarter Ended

			 Dec. 31, 	Sept. 30, 	June 30,  	Mar. 31,
			  1997    	  1997    	  1997    	  1997
Utility Operating Revenues		$152,498	$120,914	$119,862	$170,340
Utility Operating Income		44,140	22,047	20,925	61,884
Utility Net Income		25,557	3,012	2,543	27,996

Nonutility Operating Revenues		155,610	125,253	105,567	121,589
Nonutility Operating Income		21,095	14,744	10,183	21,484
Nonutility Net Income		24,955	12,306	11,287	17,286

Consolidated Net Income		50,512	15,318	13,830	45,282

Basic Earnings Per Share of
	Common Stock		$	0.93	$	0.28	$	0.25	$	0.83

Diluted Earnings Per Share of
	Common Stock		$	0.92	$	0.28	$	0.25	$	0.83

			                 Quarter Ended

			 Dec. 31, 	Sept. 30, 	June 30,  	Mar. 31,
			  1996    	  1996    	  1996    	  1996
Utility Operating Revenues		$169,257	$115,533	$110,265	$170,086
Utility Operating Income		57,036	22,738	23,899	59,280
Utility Net Income		24,593	3,837	6,016	27,201

Nonutility Operating Revenues		137,437	110,926	94,560	104,930
Nonutility Operating Income		31,719	16,547	8,385	16,083
Nonutility Net Income		19,026	12,585	6,463	11,307

Consolidated Net Income		43,619	16,422	12,479	38,508

Basic Earnings Per Share of
	Common Stock		$   0.80	$   0.30	$   0.23	$   0.70

Diluted Earnings Per Share of
	Common Stock		$   0.80	$   0.30	   $   0.23	$   0.70


ITEM  9.	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

	None.

	PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	See Part 1, "Executive Officers of the Registrant."

	Information on The Montana Power Company Directors is incorporated by reference from the Company's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement, pages 1-3.

ITEM 11.	EXECUTIVE COMPENSATION

	Incorporated by reference from Notice of 1998 Annual Meeting of Shareholders and Proxy Statement, pages 6-12.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Incorporated by reference from Notice of 1998 Annual Meeting of Shareholders and Proxy Statement, pages 4-5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	None.


	PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)	Please refer to Item 8, "Financial Statements and Supplementary Data" for
a complete listing of all consolidated financial statements and financial statement schedules.


 (b)	The Company filed the following reports on Form 8-K:

	     Date        	                Subject

	October 23, 1997	Item 5.  Other Events.  Discussion of Third
Quarter Net Income.

		Item 7 Exhibits.  Consolidated Statements of
Income for the Quarters Ended September 30,
1997 and 1996, Nine Months Ended September 30,
1997 and 1996, and for the Twelve Months Ended
September 30, 1997 and 1996.  Utility
Operations Schedule of Revenues and Expenses for the Quarters Ended September 30, 1997 and
1996, Nine Months Ended September 30, 1997 and
1996 and for the Twelve Months Ended
September 30, 1997 and 1996. Nonutility
Operations Schedule of Revenues and Expenses for the Quarters Ended September 30, 1997 and
1996, Nine Months Ended September 30, 1997 and
1996 and for the Twelve Months Ended
September 30, 1997 and 1996.

	December 9, 1997	Item 5.  Other Events.  Montana Power Company
Offers to Sell its Montana Generation.

	December 12, 1997	Item 5.  Other Events.  Texas Jury Finds for
Northwestern Resources in Coal Dispute.



ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

3.	Exhibits		Incorporation by Reference
				  Previous
			 Previous	   Exhibit
			  Filing  	 Designation

	 3(a)	Restated Articles of Incorporation,
		  as amended	33-56739		3(a)
	 3(a)(1)	Articles of Amendment to the Restated
		  Articles of Incorporation	1-4566		3(a)(1)
	 3(a)(2)	Articles of Amendment to the Restated
		  Articles of Incorporation
	 3(b)	By-laws, as adopted dated August 22,
		  1996	1-4566		3(b)
	 3(b)(1)	Amendment to By-laws dated August 27,
		  1996	1-4566		3(b)
	 3(b)(2)	Amendment to By-laws dated May 12,
		  1997	1-4566		3(b)
	 3(b)(3)	Amendment to By-laws dated December 9,
		  1997
	 4(a)	Mortgage and Deed Trust	2-5927		7(e)
	 4(b)	First Supplemental Indenture	2-10834		4(e)
	 4(c)	Second Supplemental Indenture	2-14237		4(d)
	 4(d)	Third Supplemental Indenture	2-27121		2(a)-5
	 4(e)	Fourth Supplemental Indenture	2-36246		2(a)-6
	 4(f)	Fifth Supplemental Indenture	2-39536		2(a)-7
	 4(g)	Sixth Supplemental Indenture	2-49884		2(a)-8(a)
	 4(h)	Seventh Supplemental Indenture	2-52268		2(a)-9
	 4(i)	Eighth Supplemental Indenture	2-53940		2(a)-10
	 4(j)	Ninth Supplemental Indenture	2-55036		2(a)-11
	 4(k)	Tenth Supplemental Indenture	2-63264		2(a)-12
	 4(l)	Eleventh Supplemental Indenture	2-86500		2(a)-13
	 4(m)	Twelfth Supplemental Indenture	33-42882		4(c)
	 4(n)	Thirteenth Supplemental Indenture	33-55816		4(a)-14
	 4(o)	Fourteenth Supplemental Indenture	33-64576		4(c)
	 4(p)	Fifteenth Supplemental Indenture	33-64576		4(d)
	 4(q)	Sixteenth Supplemental Indenture	33-50235		99(a)
	 4(r)	Seventeenth Supplemental Indenture	33-56739	  99(a)
	 4(s)	Eighteenth Supplemental Indenture	33-56739	  99(b)


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
						 (Note a)

Year Ended:

December 31, 1997
Reserves deducted
in balance sheet
from assets to
which they apply:
Doubtful accounts
	Utility	$	924	$	2,349			$	2,289	$	984
	Nonutility		636		229	$	6		44		827

		Total	$	1,560	$	2,578	$	6	$	2,333	$	1,811

December 31, 1996
Reserves deducted
in balance sheet
from assets to
which they apply:
Doubtful accounts
	Utility	$	868	$	1,767			$	1,711	$	924
	Nonutility		601		236	$	(37)		164		636

		Total	$	1,469	$	2,003	$	(37)	$	1,875	$	1,560

December 31, 1995
Reserves deducted
in balance sheet
from assets to
which they apply:
Doubtful accounts
	Utility	$	808	$	1,065			$	1,005	$	868
	Nonutility		616		206	$	62		283		601

		Total	$	1,424	$	1,271	$	62	$	1,288	$	1,469

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

THE MONTANA POWER COMPANY




By/s/ Robert P. Gannon
	Robert P. Gannon
	(Chairman of the Board)



Date: March 25, 1998


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature          	          Title          	     Date



/s/ Robert P. Gannon		Principal Executive
Robert P. Gannon	  Officer and Director	March 25, 1998
(Chief Executive Officer)



/s/ J. P. Pederson		Principal Financial
J. P. Pederson		  and Accounting Officer
(Vice President and Chief		  and Director	March 25, 1998
  Financial and Information
  Officer)



/s/ Tucker Hart Adams		Director	March 25, 1998
Tucker Hart Adams



/s/ Alan F. Cain		Director	March 25, 1998
Alan F. Cain



/s/ John G. Connors		Director	March 25, 1998
John G. Connors



/s/ R. D. Corette		Director	March 25, 1998
R. D. Corette



/s/ Kay Foster		Director	March 25, 1998
Kay Foster



/s/ Beverly D. Harris		Director	March 25, 1998
Beverly D. Harris



/s/ Chase T. Hibbard		Director 	March 25, 1998
Chase T. Hibbard



/s/ John R. Jester		Director 	March 25, 1998
John R. Jester



/s/ Carl Lehrkind, III		Director	March 25, 1998
Carl Lehrkind, III



/s/ Arthur K. Neill		Director	March 25, 1998
Arthur K. Neill



/s/ N. E. Vosburg		Director	March 25, 1998
N. E. Vosburg


	EXHIBIT INDEX


Exhibit 3(b)(3)
	Amendment to By-laws dated December 9, 1997

Exhibit 12
	Statement Re Computation of Ratio Earnings to Fixed Charges

Exhibit 21
	Subsidiaries of the Registrant

Exhibit 23
	Consent of Independent Accountants

Exhibit 27
	Financial Data Schedule










SIGNATURES (Continued)