Form 10-Q
period 1998-06-30
MONTANA POWER CO /MT/
filed 1998-08-14
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

	On August 4, 1998, the Company had 55,000,649 shares of common stock outstanding.

	PART I
	FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME


						Six Months Ended
					June 30,	June 30,
						1998			1997
						Thousands of Dollars

REVENUES		$	544,870	$	497,421

EXPENSES:
  Operations		222,990	192,058
  Maintenance		39,986	41,417
  Selling, general and
    administrative		62,937	56,227
  Taxes other than income taxes		50,326	48,824
  Depreciation, depletion and
    amortization			54,787		44,421
		431,026		382,947

  INCOME FROM OPERATIONS		113,844	114,474

INTEREST EXPENSE AND OTHER:
  Interest		28,901	25,436
  Distributions on mandatorily redeemable preferred
    securities of subsidiary trust		2,746	2,746
  Other (income) deductions - net			(1,847)		(12,504)
		29,800		15,678

INCOME TAXES			25,625		37,840

NET INCOME			58,419		60,956
DIVIDENDS ON PREFERRED STOCK			1,845		1,845

NET INCOME AVAILABLE FOR
  COMMON STOCK		$	56,574	$	59,111

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (000)			54,929		54,632

BASIC EARNINGS PER SHARE OF COMMON STOCK		$	1.03	$	1.08

FULLY DILUTED EARNINGS PER SHARE OF COMMON STOCK		$	1.03	$	1.08


	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME


						Quarter Ended
					June 30,	June 30,
						1998			1997
						Thousands of Dollars

REVENUES			$260,566	$216,051

EXPENSES:
  Operations		104,309	88,283
  Maintenance		20,204	22,142
  Selling, general and
    administrative		33,571	28,395
  Taxes other than income taxes		24,802	23,746
  Depreciation, depletion and
    amortization			27,701		22,378
			210,587		184,944

  INCOME FROM OPERATIONS		49,979	31,107

INTEREST EXPENSE AND OTHER:
  Interest		14,397	12,873
  Distributions on company obligated
    mandatorily redeemable preferred
    securities of subsidiary trust		1,373	1,373
  Other (income) deductions - net			(119)		(7,687)
		15,651		6,559

INCOME TAXES			11,777		9,795

NET INCOME			22,551		14,753
DIVIDENDS ON PREFERRED STOCK			923		923

NET INCOME AVAILABLE FOR
  COMMON STOCK		$	21,628	$	13,830

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (000)			54,983		54,630

BASIC EARNINGS PER SHARE OF COMMON STOCK		$	0.39	$	0.25

FULLY DILUTED EARNINGS PER SHARE OF COMMON STOCK		$	0.39	$	0.25



THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


	A S S E T S

				June 30,	December 31,
						1998			1997
						Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
		UTILITY PLANT (includes $39,820 and $39,425
			plant under construction)
			Electric		$	1,818,552	$	1,820,280
			Natural gas			392,924		395,918
					2,211,476	2,216,198
		Less - accumulated depreciation and depletion			701,578		684,960
				1,509,898	1,531,238
	NONUTILITY PROPERTY (includes $32,712 and $17,259
		property under construction)		840,142	781,406
	Less - accumulated depreciation and depletion			292,601		260,567
					547,541		520,839
				2,057,439	2,052,077

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		41,164	51,534
	Reclamation fund		48,509	47,312
	Other			42,142		35,619
				131,815	134,465

CURRENT ASSETS:
	Cash and temporary cash investments		15,504	16,706
	Accounts and notes receivable		147,573	126,787
	Materials and supplies (principally at average cost)		40,110	39,471
	Prepayments and other assets		60,205	49,673
	Deferred income taxes			6,137		10,539
				269,529	243,176

DEFERRED CHARGES:
	Advanced coal royalties		17,577	16,698
	Regulatory assets related to income taxes		125,516	122,903
	Regulatory assets - other		148,617	158,573
	Other deferred charges			76,540		73,804
					368,250		371,978


				$	2,827,033	$	2,801,696

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S

				June 30,	December 31,
						1998			1997
						Thousands of Dollars

CAPITALIZATION:
		Common shareholders' equity:
			Common stock (120,000,000 shares
				authorized; 54,999,879 and
				54,728,709 shares issued)		$	700,603	$	694,561
			Retained earnings and other shareholders' equity		349,955	342,973
			Unallocated stock held by trustee for retirement
				savings plan			(24,651)		(25,945)
					1,025,907	1,011,589

		Preferred stock		57,654	57,654
		Company obligated mandatorily redeemable preferred
			securities of subsidiary trust, which holds solely,
			company junior subordinated debentures		65,000	65,000
	Long-term debt			725,754		653,168
				1,874,315	1,787,411

CURRENT LIABILITIES:
	Short-term borrowing		84,939	133,958
	Long-term debt - portion due within one year		63,544	81,659
	Dividends payable		22,757	22,684
	Income taxes		4,603	3,803
	Other taxes		49,476	47,818
	Accounts payable		52,801	77,821
	Interest accrued		16,280	13,836
	Other current liabilities			54,214		35,158
				348,614	416,737

DEFERRED CREDITS:
	Deferred income taxes		344,154	340,251
	Investment tax credit		34,390	35,182
	Accrued mining reclamation costs		134,922	131,108
	Other deferred credits			90,638		91,007
					604,104		597,548

CONTINGENCIES AND COMMITMENTS (Notes 2 and 5)
				$	2,827,033	$	2,801,696

The accompanying notes are an integral part of these statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

						For Six Months Ended
					June 30,	June 30,
						1998			1997
						Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$	58,419	$	60,956
	Adjustments to reconcile net income to net cash
		provided by operating activities:
		Depreciation, depletion and amortization		54,784	44,421
		Deferred income taxes		464	6,044
		Noncash earnings from unconsolidated
			independent power investments.		(5,264)	(4,415)
		Reclamation expensed and paid - net		3,815	(2,502)
		Deferred stripping expenses and payments - net		(397)	(941)
		Losses (gains) on sales of property and investments		(83)	(12,674)
		Other noncash charges to net income - net		10,450	13,590
		Changes in other assets and liabilities:
			Accounts and notes receivable		(20,785)	5,230
			Materials and supplies		(639)	665
			Accounts payable		(25,021)	(16,881)
			Other - net			20,375		(5,013)

		Net cash provided by operating activities		96,118	88,480

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(57,960)	(144,884)
	Reclamation funding		(1,198)	(2,744)
	Sales of property		2,636	29,870
	Additional investments			(6,522)		(1,211)

		Net cash used by investing activities		(63,044)	(118,969)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid		(45,739)	(45,547)
	Sales of common stock		6,141	340
	Issuance of long-term debt		73,616	96,452
	Retirement of long-term debt		(19,275)	(8,340)
	Issuance of mandatorily redeemable preferred
		securities of subsidiary trust			(65)
	Net change in short-term borrowing			(49,019)		(37,208)

		Net cash used by financing activities			(34,276)		5,632

CHANGE IN CASH FLOWS		(1,202)	(24,857)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			16,706		32,404
CASH AND CASH EQUIVALENTS, END OF PERIOD		$	15,504	$	7,547


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Six Months For:
		Income taxes		$	23,419	$	26,481
		Interest		29,477	25,720

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying financial statements of the Company for the interim periods ended June 30, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

As required by the electric legislation, the Company filed a comprehensive transition plan with the Montana Public Service Commission (PSC) on July 1, 1997. The filing contains the Company's transition plan, including the proposed handling and resolution of transition costs, and addresses other issues required by the legislation. Initial hearings on the filing began April 26, 1998 and the issues involved in the restructuring filing have been separated into three groups. The PSC rendered a decision on June 24, 1998 on the issues relating to the implementation of customer choice for the large industrial group and the pilot programs. The Company expects a decision on the remaining issues, including the amount of transition costs, the effect of the sale of the generation assets and the Uniform Systems Benefits Charge, after the sale details are final. The PSC will consider the Company's efforts to mitigate transition costs in making its determination.

On February 20, 1998, the Company submitted a filing with the PSC related to pilot programs for natural gas customers. The Company has reached a settlement with many of the intervening parties in the PSC natural gas pilot programs case. A PSC hearing was held August 5, 1998 to discuss the settlement provisions. Pilot programs are expected to begin with the 1998 heating season which begins this Fall. A decision is expected in the third quarter of 1998.

On March 30, 1998, the Company submitted a filing with the Federal
Energy Regulatory Commission (FERC) requesting increased rates for bundled wholesale electric service to two rural electric cooperatives. The filing also included a request for increased transmission rates based upon updated cost of service reflecting current operating costs for wholesale transmission service and for FERC regulated transmission service for retail customers that transition to customer choice. Resolution of this filing is expected before the end of the first quarter of 1999.

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

The sale process began in 1998 with offering memoranda being sent to 30 to 50 potential buyers. In June, the Company received non-binding preliminary bids from potential buyers. The top bidders, numbering less than ten, have been short-listed for further negotiations and binding bids. The winning bidder is expected to be selected in early Fall and financial closing will occur as soon as all required legal and regulatory approvals are complete, possibly three months to two years after selection of the winning bidder. The Company intends to proceed with the sale process as tentatively scheduled. However, divestiture is not a requirement of the restructuring bill and the Company may at any time cease to continue this option.

	Responses to the restructuring legislation and the Company's decision to offer for sale its generations assets included two calls for special legislative sessions to amend or repeal the electric restructuring legislation and three petitions for initiatives for the November general election ballot. One of the proposed initiatives was seeking repeal of the electric restructuring legislation. The other two called for the State of Montana to acquire the Company's water rights associated with its hydroelectric plants. Both calls for a special legislative session were unsuccessful as was the petition drive for the initiatives.

Both the electric and natural gas legislation authorized the issuance of transition bonds, often referred to as securitization. The issuance of transition bonds involves the issuance of a debt instrument which is repaid through, and secured by, a specified component of future revenues, thereby reducing the credit risk of the securities. Although the bonds are expected to be shown as debt on the Consolidated Balance Sheet of the Company, the bonds will be issued by a special purpose entity and will be without recourse to the general credit of the Company. Similarly, the right to receive the revenues pledged to secure the bonds is a specific right of the special purpose entity and not the Company. However, as a wholly owned subsidiary of the Company, revenues of the special purpose entity are expected to be shown as revenues on the Consolidated Statement of Income of the Company. This right to receive revenues will have been transferred to the special purpose entity issuing the bonds and will not be the property of the Company. As a result of such features, the bonds should carry a relatively low interest rate and allow the Company, on a consolidated basis, to carry higher debt levels in relation to equity than would otherwise be desirable.

A filing requesting authorization to issue up to $65,000,000 in transition bonds related to the natural gas transition costs and bond issuance costs was made to the PSC in November 1997. In April 1998, the PSC approved the issuance of up to $65,000,000 of transition bonds and the Company expects the issuance of approximately $60,000,000 of bonds to occur in the third quarter of this year.

On January 5, 1998, Enron Capital & Trade Resources Corp. (Enron) requested court review of the PSC's decision regarding the measure of natural gas transition costs as well as the level of functional separation of the various segments of the Company's natural gas business. This appeal was resolved by settlement in April 1998.

	As a result of a three-year rate plan approved by the PSC in 1996, electric rates increased 2.4%, or approximately $9,000,000, effective January 1, 1998.

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

	Western Energy Company (Western), a subsidiary of the Company, was a party in a dispute concerning the Coal Supply Agreement (CSA) for Colstrip Units 3 and 4 with the non-operating owners (NOOs), other than Puget Sound Energy (Puget). Puget withdrew from this dispute as part of a settlement concerning a power sales agreement between Puget and the Company. During the spring of 1996, the Consumer Price Index (CPI) doubled when compared to the CPI level at the time that the CSA was executed. Under the terms of the CSA, this change in the CPI allows any party to seek a modification of the coal price if that party can demonstrate an "unusual condition" causing a "gross inequity." These NOOs asserted that a number of "unusual conditions" had occurred, including (i) the deregulation of various aspects of the electric utility industry, (ii) increased scrutiny of electric utilities by their public utility commissions, and (iii) changes in economic conditions not anticipated at the time of execution of the CSA. These NOOs claimed these "unusual conditions" had created a "gross inequity" that had to be remedied by a reduction in the coal price. Western did not believe that under the terms of the contract any "unusual condition" or "gross inequity" had occurred.

Western, the Company and these NOOs have resolved this dispute as part of an ongoing mediation to restructure the relationship of the NOOs, including Puget, the Company and Western at the Colstrip Project.

The gross inequity settlement provides for two options which the each NOO can elect independently. The first option provides a reduction in base price of $0.50 per ton on tons sold from April 1996 through June 2000. The election of this option by all of the NOOs would result in an adjustment to Western's pre-tax earnings of approximately $1,700,000 for the tons delivered prior to June 30, 1998. The second option offers the same "incentive pricing" under the CSA that Western offered during 1997 and the first quarter of 1998 to stimulate sales to the Buyers. The election of this option by all of the NOO's would result in an immaterial adjustment to Western's pre-tax earnings for the tons delivered prior to June 30, 1998. Under the settlement, each NOO must elect an option on or before August 31, 1998.

Western, the Company and these NOOs are continuing the mediation to restructure the relationship of the NOOs, including Puget, the Company and Western at the Colstrip Project. The outcome of the restructuring mediation is uncertain.

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

Trial concluded in December 1997 with the jury denying all of HL&P's claims regarding changed circumstances and Northwestern's alleged obligations to negotiate reduced fees. Thus, current pricing under the terms of the LSA is unchanged. HL&P has appealed the jury's determination that the fees are appropriate and do not require renegotiation. In a pretrial summary judgment, the trial court concluded other fuel may be substituted for lignite at the Limestone Plant. Northwestern has appealed this summary judgment. Northwestern believes it will maintain a price for lignite that is competitive with alternate fuels.

	The Company and its subsidiaries are party to various other legal claims, actions and complaints arising in the ordinary course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated financial position or its consolidated results of operations.


NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS:

The Company has a formal policy regarding the execution, recording and reporting of derivative instruments. The purpose of the policy is to manage a portion of the price risk associated with its Nonutility producing assets, firm-supply commitments and natural gas transportation agreements. The Company uses derivatives as hedging instruments to achieve earnings targets, reduce earnings volatility and provide more stabilized cash flows. When fluctuations in natural gas and crude oil market prices result in the Company realizing gains on the derivative instruments into which it has entered, the Company is exposed to credit risk relating to the nonperformance by counterparties of their obligation to make payments under the agreements. Such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. The Company does not anticipate any material impact to its financial position, results of operations or cash flow as a result of nonperformance by counterparties.

To manage a portion of Nonutility price risk, the Company uses a variety of derivative instruments including crude oil and natural gas swap and option agreements to hedge revenue from anticipated production of crude oil and natural gas reserves, supply costs and transportation commitments to its firm markets. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and a variable price of oil or natural gas when the hedged transaction is settled. The variable price is either a crude oil or natural gas price quoted on the New York Mercantile Exchange or a quoted natural gas price in Inside FERC's Gas Market Report or other recognized industry index. These variable prices are highly correlated with the market prices received by the Company for its natural gas and crude oil production or paid by the Company for commodity purchases. Under option agreements, the Company makes or receives monthly payments at the settlement date based on the differential between the actual price of oil or natural gas and the price established in the agreement depending on whether the Company sells or buys the option. At June 30, 1998, the Company had no hedge agreements on crude oil. The Company had swap and option agreements on approximately 3.1 Bcf of Nonutility natural gas, or 10% of its expected production from proved, developed and producing Nonutility natural gas
reserves through October 1999.   The Company had swap and option agreements to
hedge approximately 1.4 Bcf of Nonutility natural gas, or 8% of its expected delivery obligations under long-term natural gas sales contracts through October 1999. In addition, the Company had swap and option agreements to hedge approximately 7.0 Bcf, or 17%, of its Nonutility natural gas pipeline transportation obligations under contracts through October 1999.

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

Gains or losses from these derivative instruments are reflected in operating revenues on the Consolidated Statement of Income at the same time as the recognition of the revenue or expense associated with the underlying hedged item. If the Company determines that any portion of the underlying hedged item will not be produced or purchased, the unmatched portion of the instrument is marked-to-market and any gain or loss is recognized in the Consolidated Statement of Income. If the Company terminates a hedging instrument prior to the date of the anticipated natural gas or crude oil production, commodity purchase or transportation commitment, the gain or loss from the agreement is deferred in the Consolidated Balance Sheet at the termination date. At June 30, 1998, the Company had no material deferred gains or losses related to these transactions.

	The Company also has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and natural gas price fluctuations. At June 30, 1998, the Company believes it would not experience any materially adverse impacts from the risks inherent in these instruments.


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


NOTE 5 - COMMITMENTS:

The Montana Power Group (MPG), an energy supply and management alliance, was exclusively endorsed by the California Manufacturers Association (CMA) to assist its members with their energy decisions. As a participant in the MPG, Montana Power Trading and Marketing Company (MPT&M), a Nonutility subsidiary of the Company has agreed to offer energy supply, discounted from current utility tariff rates, and energy management products and services to members of the CMA. The supply program is offered on a limited basis and is capped at predetermined volumes. Once the caps are fully subscribed, the Company will have, at its sole discretion, the option to extend the offered supply and services to other CMA members. At this time, the Company cannot predict the impact of the CMA agreement on future earnings, however, due to the limits provided in the agreement, any potential negative impacts are not expected to have a material impact on the Company's financial position or results of operations.


NOTE 6 - LONG-TERM DEBT:

On January 2, 1998, the Company used short-term borrowings to retire $16,000,000 in sinking fund debentures.

	On April 6, 1998, the Company issued $60,000,000 of floating rate Medium Term Notes, Series B, due April 6 2001, the proceeds of which were used to reduce outstanding debt.


NOTE 7 - COMPREHENSIVE INCOME:

	During June 1997, the Financial Accounting Standards Board (FASB) released SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires reporting in financial statements all items recognized as "components of comprehensive income", which is defined as changes in equity during the period from transactions, events or circumstances from non-owner sources. The statement is effective for fiscal years beginning after December 15, 1997.

During the six-month periods ended June 30, 1998 and 1997, the Company's components included adjustments of $5,644,000 and $755,000, respectively, to retained earnings for the foreign currency translation adjustments. The 1998 adjustment results not only from the change in the valuation of the assets of the Company's Canadian operations, but also a change in the rate used to adjust certain Canadian assets. Until November 1, 1997, the plant of the Company's natural gas utility operations, owned by a wholly owned subsidiary, was included in natural gas utility rate base. As such, the Company earned a rate of return on these assets stated at their historical costs, converted to U.S. dollars using historical foreign currency exchange rates. When the assets were transferred from the Company's regulated operations to the unregulated operations, and removed from utility rate base, they were converted to U.S. dollars using current foreign currency exchange rates which resulted in a decrease of approximately $5,100,000 in retained earnings in 1998.


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

For the Six Months Ended June 30, 1998 and 1997:

Net Income Per Share of Common Stock:

	The Company had consolidated net income of $1.03 per share in the six months ended June 30, 1998, a decrease of 5 cents from six months ended June 30, 1997 earnings of $1.08 per share.

	Nonutility earnings increased to 59 cents per share, compared to 52 cents in the second quarter of 1997. Utility earnings decreased to 44 cents per share from 56 cents per share in the same period of 1997.

	Nonutility earnings benefited from telecommunications operations which had an earnings improvement of 26 cents a share compared to the same period in 1997 and improvements in coal and independent power operations. Telecommunication increases were driven by capacity sales of lit fiber and dark fiber sales on the fiber-optic network in service and under construction. Coal operations benefited from an increase in sales volumes to the Colstrip units, and the independent power operation's investments produced higher earnings.

	Oil and natural gas earnings were below year-earlier figures primarily because of one-time gains in 1997 from the sales of non-strategic properties and lower oil and natural gas market prices.

	Decreased Utility earnings primarily reflected the adverse affects of warm weather during prime winter-heating months and the impact of a seasonal power-purchase contract. Higher rates, customer growth and increased industrial sales partially offset the decreases.


	Six Months Ended
	June 30,	June 30,
		1998	1997

	Utility Operations	$	0.44	$	0.56
	Nonutility Operations		0.59		0.52

		Consolidated	$	1.03	$	1.08

UTILITY OPERATIONS
						Six Months Ended
					June 30,	June 30,
						1998			1997
						Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
  Revenues			$219,235	$	217,517
  Intersegment revenues			2,454		2,263
	221,689	219,780
EXPENSES:
  Power supply		69,163	66,483
  Transmission and distribution		17,123	18,802
  Selling, general and
    administrative		27,440	25,825
  Taxes other than income taxes		24,172	25,828
  Depreciation and amortization			26,369		25,547
		164,267		162,485

  INCOME FROM ELECTRIC OPERATIONS		57,422	57,295

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)		40,034	60,162
  Gas supply cost revenues		20,316	9,934
  Intersegment revenues			352		326
	60,702	70,422
EXPENSES:
  Gas supply costs		20,316	9,934
  Other production, gathering and
    exploration		1,159	4,513
  Transmission and distribution		7,440	7,215
  Selling, general and
    administrative		10,091	8,469
  Taxes other than income taxes		6,702	8,529
  Depreciation, depletion and
    amortization			4,407		6,248
				50,115		44,908

  INCOME FROM GAS OPERATIONS			10,587	25,514

INTEREST EXPENSE AND OTHER:
  Interest			27,125	24,566
Distributions on company obligated
    mandatorily redeemable preferred
    securities of subsidiary trust		2,746	2,746
  Other (income) deductions - net			(795)		(354)
			29,076		26,958

INCOME BEFORE INCOME TAXES AND DIVIDENDS			38,933		55,851

INCOME TAXES			13,119		23,468

DIVIDENDS ON PREFERRED STOCK			1,845		1,845

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	23,969	$	30,538

UTILITY OPERATIONS:

	Weather affects the demand for electricity and natural gas, especially among residential and commercial customers. Very cold winters increase demand, while mild weather reduces demand. The weather's effect is measured using degree-days. A degree-day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily actual temperature is less than the baseline. As measured by heating degree days, the temperatures for the first six months of 1998 in the Company's service territory were 6% warmer than 1997 and 4% warmer than the historic average. In addition, winter weather for the primary heating months of January and February was 9% warmer than normal.

	See Note 1 - Deregulation and Asset Divestiture, and Other Regulatory Matters in the Notes to the Consolidated Financial Statements for a description of the transition to competition in the electric and natural gas utility business.

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




Electric Utility:


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)	(Year to Date Average)
		6/30/98 	6/30/97		6/30/98	6/30/97	6/30/98	6/30/97
Revenues:

Residential,
	Commercial &
	Government	$136,405	$135,772	0%	2,139	2,165	(1)%	279,145	275,098	1%
Industrial		55,430	  50,893	9%	1,355	1,210	12%	3,134	2,897	8%
	General Business	191,835	186,665	3%	3,494	3,375	4%	282,279	277,995	2%
Sales to Other
	Utilities	20,961	22,212	(6)%	976	1,392	(30)%	85	84	1%
Other	6,439	8,640	(25)%
Intersegment		2,454	2,263	8%	58	78	(26)%	230	228	1%
	Total		$221,689	$219,780	1%	4,528	4,845	(7)%	282,594	278,307	2%

Power Supply
	Expenses:
Hydroelectric	$	11,273	$	10,825	4%	1,859	2,116	(12)%
Steam 	24,147	27,220	(11)%	2,005	1,870	7%
Purchases
	and Other		33,743	28,438	19%	1,256	1,365	(8)%
	Total Power Supply	$	69,163	$	66,483	4%	5,120	5,351	(4)%
Cents Per kWh		$1.351		$1.242


Revenues from general business customers increased year to date primarily due to higher rates and customer growth. In addition, increased volumes sold resulting from a new industrial customer and increased sales to current customers also added to the higher revenues. Warmer weather partially offset these increases. Despite a second quarter increase in sales for resale due to higher prices, decreased hydroelectric generation, as well as maintenance and other generator repairs at the Corette thermal plant, in the first quarter of 1998 resulted in decreased sales to other utilities year to date.

Power supply expenses increased largely due to the commencement of a long-term seasonal power purchase agreement in January 1998. Lower steam maintenance expense partially offset the increase. During the first six months of 1998, there was a decrease in scheduled maintenance, but an increase in unscheduled replacement of equipment at the Corette thermal plant, which was capitalized. Selling, general and administrative expenses increased year to date mainly from higher consulting and outsourcing charges combined with increased amortization of regulatory assets. Taxes other than income taxes decreased primarily as a result of decreased payroll taxes relating to employees moving from Utility operations to Nonutility operations.


Natural Gas Utility:


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)	(Year to Date Average)
		6/30/98	6/30/97		6/30/98	6/30/97	6/30/98	6/30/97
Revenues:

Residential
	and Commercial		$ 50,750	$ 60,547	(16)%	11,145	13,403	(17)%	144,879	140,945	3%
Industrial		832	   1,538	(46)%	192	359	(47)%	395	415	(5)%
	Subtotal		51,582	62,085	(17)%	11,337	13,762	(18)%	145,274	141,360	3%
Gas Supply Cost
	Revenues (GSC)		(20,316)	(9,934)	(19)%
	General Business
	without GSC	31,266	52,151	(30)%	11,337	13,762	(18)%	145,274	141,360	3%
Sales to Other
	Utilities	392	487	(20)%	114	147	(22)%	3	4	(25)%
Transportation	6,269	4,818	30%	13,056	13,341	(2)%	23	38	(39)%
Other		2,107	2,706	(22)%
	Total		$	40,034	$	60,162	(24)%	24,507	27,250	(10)%	145,300	141,402	3%

Year to date revenues from general business customers decreased largely as the result of lower volumes sold due to warmer weather. Customer growth slightly offset the decrease. The increase in transportation revenue is the result of a PSC order allowing natural gas customers with annual loads greater than 5,000 dekatherms (Dkt) the right to choose their own supplier effective November 1, 1997. The number of customers decreased due to aggregators carrying the transportation contracts.

The restructuring of the natural gas utility also affected its operating results for the period. In November 1997, almost all of the Company's regulated natural gas production assets were transferred to its Nonutility affiliate, MP Gas. Since that time, operating expenses related to the transferred assets have been included in the Company's nonutility oil and natural gas operations. The absence of these expenses in the utility's natural gas operations resulted in reduced non-gas supply cost revenues and expenses in the second quarter of 1998. Timing differences between reductions in non-gas supply cost accruals and corresponding reductions in consumption-based revenues caused a decrease in operating income.

As a result of the restructuring mentioned above, the Utility is no longer producing most of its gas, but has contracted to purchase gas from its Nonutility affiliate. The contract price includes costs associated with the transferred assets and returns on those assets. Gas cost revenues and expenses, which are always equal due to regulated rate and accounting procedures, increased in the second quarter of 1998 due to the new purchase contract. Amortizations of prior period under-collections also contributed to the increase.

Higher selling, general and administrative expense for the period resulted mainly from increased amortization of regulatory assets, which are currently being collected in rates.

Taxes other than income taxes and depreciation, depletion and amortization decreased due to the transfer of the natural gas production properties as discussed above.

Interest Expense and Other:

Increases in interest expense in the first six months of 1998 due to increased short-term borrowing, the mid-1997 recognition of the Kerr Project mitigation liability, and the issuance of additional medium-term notes in April 1998 were partially offset by decreases related to retirements of long-term debt in the first and fourth quarters of 1998 and 1997, respectively.

Other income increased due to costs associated with the property transfer of Flint Creek Dam to Granite County, Montana during 1997, which was partially offset by the change in interest capitalized on Utility construction.

Income Taxes:

Income taxes decreased in the first six months of 1998 due to lower before-tax net income and a reduced effective tax rate.



NONUTILTY OPERATIONS

						Six Months Ended
					June 30,	June 30,
						1998			1997
						Thousands of Dollars
COAL:

REVENUES:
  Revenues		$	88,478	$	78,121
  Intersegment revenues			19,856		14,649
	108,334	92,770
EXPENSES:
  Operations and maintenance		64,191	54,936
  Selling, general and
    administrative		9,421	10,426
  Taxes other than income taxes		13,112	10,238
  Depreciation, depletion and
    amortization			5,267		2,419
			91,991			78,019

  INCOME FROM COAL OPERATIONS		16,343	14,751

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		87,513	76,808
  Intersegment revenues			9,633		195
	97,146	77,003
EXPENSES:
  Operations and maintenance		69,120	47,938
  Selling, general and
    administrative		10,005	5,006
  Taxes other than income taxes		2,312	2,653
  Depreciation, depletion and
    amortization			10,848		8,435
		92,285		64,032

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		4,861	12,971

INDEPENDENT POWER:

REVENUES:
  Revenues		36,379	34,218
  Earnings from unconsolidated
    investments		8,351	4,672
  Intersegment revenues			1,181		1,214
	45,911	40,104

EXPENSES:
  Operations and maintenance		35,841	30,660
  Selling, general and
    administrative		2,155	2,196
  Taxes other than income taxes		899	1,246
  Depreciation, depletion and amortization			2,372		966
		41,267		35,068

INCOME FROM INDEPENDENT POWER OPERATIONS		$	4,644	$  5,036

NONUTILITY OPERATIONS (continued)

						Six Months Ended
					June 30,	June 30,
						1998			1997
						Thousands of Dollars

TELECOMMUNICATIONS:

REVENUES:
  Revenues		$41,655	$15,036
  Earnings from unconsolidated
    investments		5,644		38
  Intersegment revenues			503		386
		47,802	15,460

EXPENSES:
  Operations and maintenance		12,466	10,364
  Selling, general and
    administrative		5,084	3,526
  Taxes other than income taxes		2,559	329
  Depreciation, depletion and
    amortization			3,230		541
			23,339		14,760

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		24,463	700

OTHER OPERATIONS:

REVENUES:
  Revenues		4,669	705
  Intersegment revenues			760		1,114
		5,429	1,819
EXPENSES:
  Operations and maintenance		5,704	695
  Selling, general and
    administrative		1,337	2,649
  Taxes other than income taxes		570
  Depreciation, depletion and
    amortization			2,294		266
		9,905		3,610

  LOSS FROM OTHER OPERATIONS		(4,476)	(1,791)

INTEREST EXPENSE AND OTHER:
  Interest		4,589	2,899
  Other (income) deductions - net			(3,865)	(14,177)
			724	(11,278)

INCOME BEFORE INCOME TAXES		45,111	42,945

INCOME TAXES			12,506		14,372

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	32,605		$28,573


NONUTILITY OPERATIONS:

Coal Operations:

	Income from coal operations increased $1,600,000 compared to the same period last year. Revenues from the Rosebud Mine increased $12,800,000. Volume of coal sold to the Colstrip Units in 1998 was 36% higher due to less down time for repairs and scheduled maintenance. Despite a 14% decrease in tons of coal sold, revenues from the Jewett mine rose $1,700,000 as a result of an increase in reimbursable mining expenses.

	Operation and maintenance expense, taxes other than income taxes and depreciation, depletion and amortization were up primarily due to increased volumes at the Rosebud mine and increased reclamation and stripping costs at the Jewett mine.


Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$(8)
		-volume	 (42)%
		-price/bbl	(38)%

	Natural gas	-revenue	$27
		-volume	 69 %
		-price/Mcf	(14)%

	Miscellaneous		$ 1

	Income from oil and natural gas operations decreased due to lower market prices in the first half of 1998. In addition to lower prices, revenues from oil operations decreased due to the sale of production properties in conjunction with the Company's increased emphasis on its natural gas operations. Natural gas revenues increased due to the sale of production from the Vessels properties acquired in the second quarter of 1997 and from formerly regulated assets transferred to oil and natural gas operations in the fourth quarter of 1997. These increases were partially offset by decreased prices in 1998. Miscellaneous revenues rose primarily as a result of increased processing and gathering revenues.

	Operation and maintenance expense increased due to the costs of operating the Vessels properties and transferred regulated assets. This increase was partially offset by lower costs for purchased gas. These new operations also accounted for the increases in selling, general and administrative and depreciation, depletion and amortization expenses.



Independent Power Operations:

	Income from independent power operations for 1998 decreased primarily as a result of an increase in operations and maintenance expense. Increased project development costs of $2,900,000, due to a new domestic investment opportunity, combined with higher amortization of independent power investments of $1,400,000 and higher power supply expense of $2,300,000 contributed to the increase. During 1998, the Colstrip plant generated more energy than in 1997 due to increased long-term power sales volumes.

Earnings from unconsolidated investments increased $3,700,000 as a result of improved operations. In addition, revenues from power sales increased $2,500,000 due to increased long-term sales volumes.

The Company, through its wholly owned subsidiary, Continental Energy Services, Inc. (Continental), owns a 49.5% interest in Encogen Four Partners, Ltd. (the Partnership). The Partnership owns and operates a 62 MW electric generating facility near Buffalo, New York. As a partner, Continental is a party to the Master Restructuring Agreement (MRA), completed June 30, 1998, with Niagara Mohawk Power Corporation (Niagara), the purchaser of the electricity from the facility. Under the terms of the MRA, Niagara paid the Partnership to terminate the power purchase agreement that was in place between the two entities. Continental expects the remaining details relating to this buyout to be finalized in the third quarter of 1998. At this time, however, the Company cannot, with a degree of certainty, determine the positive impact of this buyout on the Company's results of operations or the amount of the partnership cash distribution resulting from the buyout.


Telecommunications Operations:

	Revenues from telecommunications operations increased primarily due to sales on its Washington to Minnesota, Colorado to Canada fiber optic network and a higher volume of long-distance minutes sold. Revenues from the fiber optic network did not begin until the third quarter of 1997. Telecommunications operations has a one-third interest in a limited liability company which made sales in the first half of 1998 on a Portland to Los Angeles fiber optic network currently under construction. These sales account for the $5,600,000 increase in earnings from unconsolidated investment.

	Expenses for the first six months are higher due to the operation of the Washington to Minnesota, Colorado to Canada fiber optic network mentioned above.


Other Operations:

	Changes to revenues and expenses in other operations are primarily the result of including the activities of MPT&M in this section for 1998. MPT&M results reflect the purchase and resale of electricity that does not utilize the Utility's electric system.


Interest Expense and Other:

	Interest expense increased primarily due to increases in the amount of outstanding borrowings to provide short-term financing for the Company's expansion of telecommunications and oil and natural gas operations.

Other (income) and deductions - net decreased due to a $12,800,000 gain realized on dispositions of oil and natural gas properties in the first half of 1997. This gain was partially offset by increased costs associated with a discontinued coal project in the first quarter of 1997.


Quarter Ended June 30, 1998 and 1997

Net Income Per Share of Common Stock:

	The Company had consolidated net income of $0.39 per share in the second quarter ended June 30, 1998, an increase of 14 cents or 56 percent over second-quarter 1997 earnings of $0.25 per share.

	Nonutility earnings increased to 30 cents per share, compared to 20 cents in the second quarter of 1997. Utility earnings increased to 9 cents per share from 5 cents per share in the same quarter of 1997.

	The telecommunications operations had an earnings improvement of 14 cents a share compared to the same quarter in 1997 along with improvements in coal and independent power operations. As mentioned in the six month ended discussion, telecommunication increases were driven by network capacity sales. Coal operations benefited from an increase in sales volumes to the Colstrip units, and the independent power operation's investments produced higher earnings.

	Oil and natural gas earnings were below year-earlier figures primarily because of a one-time gain in 1997 from the sale of non-strategic properties.

	Higher Utility earnings reflected increased sales volumes of electricity, higher rates, reduced maintenance expenses compared to 1997, and a 19 percent increase in steam-generated electricity. Weather was 7 percent warmer than normal, based on degree days, and as a result, natural gas volumes decreased by 26 percent.


	Quarter Ended
	June 30,	June 30,
		1998		1997

	Utility Operations	$	0.09	$	0.05
	Nonutility Operations		0.30		0.20

		Consolidated	$	0.39	$	0.25


UTILITY OPERATIONS

						Quarter Ended
					June 30, 	June 30,
						1998			1997
						Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
  Revenues		$102,716	$	95,509
  Intersegment revenues			1,178		926
		103,894	96,435
EXPENSES:
  Power supply			29,198	30,639
  Transmission and distribution			8,539	9,486
  Selling, general and
    administrative			14,124	12,303
  Taxes other than income taxes			12,075	13,010
  Depreciation and amortization			13,185		12,790
		77,121		78,228

  INCOME FROM ELECTRIC OPERATIONS			26,773	18,207

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)			13,407	19,934
  Gas supply cost revenues			5,937	3,082
  Intersegment revenues			155		93
		19,499	23,109
EXPENSES:
  Gas supply costs			5,937	3,082
  Other production, gathering and
    exploration			485	2,153
  Transmission and distribution			3,805	3,565
  Selling, general and
    administrative			5,533	4,194
  Taxes other than income taxes			3,330	4,278
  Depreciation, depletion and
    amortization			2,203		3,119
		21,293		20,391

  INCOME FROM GAS OPERATIONS			(1,794)	2,718

INTEREST EXPENSE AND OTHER:
  Interest			13,680	12,428
  Distributions on QUIPS			1,373	1,373
  Other (income) deductions - net			(680)		400
		14,373		14,201

INCOME BEFORE INCOME TAXES AND DIVIDENDS		10,606	6,724

INCOME TAXES			4,661		3,258

DIVIDENDS ON PREFERRED STOCK			923		923

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	5,022	$	2,543

UTILITY OPERATIONS:

Electric Utility:


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)	(Quarterly Average)
		6/30/98 	6/30/97		6/30/98	6/30/97	6/30/98	6/31/97
Revenues:

Residential
	and Commercial	$	61,916	$ 59,764	4%	1,008	997	1%	278,817	274,853	1%
Industrial		27,143	  24,573	10%	699	606	15%	3,929	3,461	14%
	General Business	89,059	84,337	6%	1,707	1,603	6%	282,746	278,314	2%
Sales to Other
	Utilities	11,626	7,794	49%	528	494	7%	85	82	4%
Other	2,031	3,378	(40)%
Intersegment		1,178	926	27%	37	32	16%	230	230	0%
	Total	$	103,894	$	96,435	8%	2,272	2,129	7%	283,061	278,626	2%

Power Supply
	Expenses:
Hydroelectric	$	5,609	$	5,440	3%	1,041	1,033	1%
Steam 	12,440	14,942	(17)%	984	830	19%
Purchases
	and Other		11,149	10,257	9%	460	518	(11)%
	Total Power Supply	$	29,198	$	30,639	(5)%	2,485	2,381	4%
Cents Per kWh		$1.175	$1.287


	Second quarter revenues from general business customers increased due to the items mentioned in the six months ended discussion. Sales to other utilities increased as a result of higher prices.

Power supply expense decreased largely due to lower steam maintenance expense. During second quarter 1997, both the Corette thermal plant and one of the Colstrip thermal plants were down for scheduled maintenance. Selling, general and administrative expense increased due to the items mentioned in the six months ended discussion.



Natural Gas Utility:


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)	(Quarterly Average)
		6/30/97	6/30/96		6/30/97	6/30/96	6/30/97	6/30/96
Revenues:

Residential
	and Commercial	$14,870	$18,866	(21)%	3,030	4,023	(25)%	144,515	140,690	3%
Industrial		190	     518	(63)%	41	121	(66)%	390	404	(3)%
	Subtotal		15,060	  19,384	(22)%	3,071	4,144	(26)%	144,905	141,094	3%
Gas Supply Cost
	Revenues (GSC)		(5,937)	(3,082)	(93)%
	General Business
	without GSC		9,123	16,302	(44)%	3,071	4,144	(26)%	144,905	141,094	3%
Sales to Other
	Utilities		142	134	6%	20	33	(39)%	3	4	(25)%
Transportation		3,205	2,273	41%	6,178	5,733	8%	23	34	(32)%
Other		937	1,225	(24)%
	Total		$13,407		$19,934	(33)%	9,269	9,910	(6)%	144,931	141,132	3%


Revenues from general business customers decreased largely as the result of lower volumes sold due to warmer weather.

Gas supply costs and selling, general and administrative expense increased due to the items mentioned in the six months ended discussion.

Also, as mentioned in the six months ended discussion, taxes other than income taxes and depreciation, depletion and amortization decreased due to the transfer of the natural gas production properties.

Interest Expense and Other:

	The change in interest expense is due to the reasons discussed in the six months ended section with the exception that short term borrowing was not higher than in the same period last year.

	Other income increased as a result of costs associated with the Flint Creek Dam property transfer mentioned in the six month discussion. This was partially offset by the change in other investment income.

NONUTILITY OPERATIONS

						Quarter Ended
					June 30, 	June 30,
						1998			1997
						Thousands of Dollars
COAL:

REVENUES:
  Revenues		$	45,053	$	35,750
  Intersegment revenues			9,657		6,570
	54,710	42,320
EXPENSES:
  Operations and maintenance		32,427	25,228
  Selling, general and
    administrative		4,369	5,487
  Taxes other than income taxes		6,424	4,419
  Depreciation, depletion and
    amortization			2,531		1,253
			45,751		36,387

  INCOME FROM COAL OPERATIONS		8,959	5,933

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		44,278	34,452
  Intersegment revenues			4,887		89
	49,165	34,541
EXPENSES:
  Operations and maintenance		35,705	23,469
  Selling, general and
    administrative		5,643	2,756
  Taxes other than income taxes		961	1,093
  Depreciation, depletion and
    amortization			5,471		4,135
		47,780		31,453

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		1,385	3,088

INDEPENDENT POWER:

REVENUES:
  Revenues		17,803	17,020
  Earnings from unconsolidated
    investments		6,798	1,647
  Intersegment revenues			612		397
	25,213	19,064

EXPENSES:
  Operations and maintenance		17,167	14,756
  Selling, general and
    administrative		1,181	1,107
  Taxes other than income taxes		434	751
  Depreciation, depletion and
    amortization			1,453		661
		20,235		17,275

INCOME FROM INDEPENDENT POWER OPERATIONS		$	4,978	$	1,789

NONUTILITY OPERATIONS (continued)

						Quarter Ended
					June 30, 	June 30,
						1998			1997
						Thousands of Dollars

TELECOMMUNICATIONS:

REVENUES:
  Revenues			$21,273	$	8,056
  Earnings from unconsolidated
    Investments			3,564		15
  Intersegment revenues			252		204
	25,089		8,275

EXPENSES:
  Operations and maintenance		6,519	5,529
  Selling, general and
    administrative		2,876	1,891
  Taxes other than income taxes		1,313	193
  Depreciation, depletion and
    amortization			1,698		287
		12,406		7,900

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		12,683		375

OTHER OPERATIONS:

REVENUES:
  Revenues		3,186		453
  Intersegment revenues			416		825
	3,602		1,278
EXPENSES:
  Operations and maintenance		3,949		477
  Selling, general and
    administrative		1,234		1,669
  Taxes other than income taxes		265
Depreciation, depletion and amortization			1,163		133
		6,611		2,279

  LOSS FROM OTHER OPERATIONS		(3,009)	(1,001)

INTEREST EXPENSE AND OTHER:
  Interest		2,360		1,787
  Other (income) deductions - net			(1,085)		(9,426)
		1,275		(7,639)

INCOME BEFORE INCOME TAXES		23,721	17,823

INCOME TAXES			7,115		6,536

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK			$16,606	$	11,287

NONUTILITY OPERATIONS:

Coal Operations:

Income from coal operations increased $3,000,000 compared to the same period last year. Revenues from the Rosebud Mine increased $9,000,000. Volume of coal sold to the Colstrip Units in 1998 was 44% higher due to less down time for repairs and scheduled maintenance. Despite a 4% decrease in tons of coal sold, revenues from the Jewett mine rose $2,700,000 as a result of an increase in reimbursable mining expenses.

	Operation and maintenance expense, taxes other than income taxes and depreciation, depletion and amortization were up primarily due to increased volumes at the Rosebud mine and increased reclamation and stripping costs at the Jewett mine.


Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$ (3)
		-volume	  (38)%
		-price/bbl	 (38)%

	Natural gas	-revenue	$ 18
		-volume	   75%
		-price/Mcf	  (3)%



	Income decreased and revenues and expenses for oil and natural gas operations differed from the second quarter of 1997 for the same reasons discussed in the six months ended section above.


Independent Power Operations:

Income from independent power operations for the second quarter 1998 increased primarily as a result of a $5,200,000 increase in earnings from unconsolidated investments. Slightly offsetting the increase was an increase in project development costs of $700,000 due to new domestic project development activities and a $800,000 increase in amortization of independent power investments.

	An increase in volumes increased revenues from power sales by $1,600,000, which was partially offset by a 1997 adjustment of $600,000 to revenues relating to a long-term contract. The increase in revenues was also offset by a $1,750,000 increase in operations and maintenance expense as a result of the Colstrip plant generating more energy than in 1997.


Telecommunications Operations:

	For the quarter, revenues and expenses from telecommunications operations increased for the same reasons presented in the six months ended discussion.


Other Operations:

As presented in the six months ended discussion, changes to revenues and expenses in other operations are primarily the result of including the activities of MPT&M.


Interest Expense and Other:

Interest expense increased for the same reasons noted in the six months ended discussion.

Other (income) and deductions - net decreased due to a $7,800,000 gain realized on dispositions of oil and natural gas properties in the second quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities --

Net cash provided by operating activities was $96,118,000 during the period compared to $88,480,000 in the first six months of 1997. The current year increase of $7,638,000 was due primarily to higher 1998 Nonutility revenues and a $30,000,000 loan to a third party made in 1997 which were partially offset by 1998 construction costs which will be reimbursed in future periods.

Investing Activities --

Net cash used for investing activities was $63,044,000 during the period compared to $118,969,000 in the first six months of 1997. The current year decrease of $55,925,000 was due primarily to the decrease in capital expenditures resulting from a 1997 oil and gas plant acquisition and hydroelectric license costs capitalized in 1997. The current year decrease was partially offset by the lack of property sales which occurred in 1997.


	Forecasted capital expenditures for 1998 are as follows:

			Forecasted
			1998
		Thousands of Dollars

	Utility		$	77,000
	Nonutility		174,000
	Total	$	251,000

Financing Activities --

On January 2, 1998, the Company used short-term borrowings to retire $16,000,000 in sinking fund debentures.

	On April 6, 1998, the Company issued $60,000,000 of floating rate Medium Term Notes, Series B, due April 6 2001, the proceeds of which were used to reduce outstanding debt.

The Company's consolidated borrowing ability under its Revolving Credit and Term Loan Agreements was $160,000,000, of which $70,000,000 was unused at June 30, 1998. The unused amount excludes $50,000,000 under the Agreements which is currently being used to back a like amount of commercial paper.


SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended June 30, 1998, the Company's ratio of earnings to fixed charges was 2.79 times. Fixed charges include interest, distributions on preferred securities of a subsidiary trust, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.


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

	In June 1998, the FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on an entity's balance sheet at fair value. Changes in the fair value of the derivatives are recognized each period either in current earnings or as a component of comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if so, what type of hedge transaction. The statement distinguishes between fair-value hedges, defined as hedges of the Company's assets, liabilities or firm commitments, and cash-flow hedges, defined as hedges of future cash flows related to a variable rate asset or liability or a forecasted transaction. Recognition of changes in the fair value of a hedge, determined to be a fair-value hedge, will generally be offset in the income statement by the recognition of the change in the fair value of the hedged item. Recognition of changes in the fair value of a cash-flow hedge will be reported as a component of comprehensive income. The gains or losses on the derivative instruments that are reported in comprehensive income will be reclassified into current earnings in the periods in which the earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings.

	The new statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact that the adoption of the new standard will have on its earnings or financial position.


YEAR 2000 COMPLIANCE:

As the year 2000 approaches, most companies face a potentially serious problem resulting from the possible failure of computer software programs and other operational electronic systems to recognize calendar dates beyond the year 1999. This failure could force computers and other electronic equipment to shut down or create erroneous results.

The Company is currently addressing this "Year 2000" issue to ensure the availability and integrity of its financial systems as well as the operational systems which may be affected by the issue. The Company has developed a corporate-wide strategy and has established an executive Year 2000 Steering Committee to oversee the project. The Company's assessment of the Year 2000 issue has focused on prioritizing each system into critical or non-critical categories. Detailed plans are being developed as the inventories and assessments of all of the systems are being completed. Top executives, business unit leaders, and the Company's Legal, Audit and Insurance/Risk Management Departments have been involved in determination of readiness in the Year 2000 effort. Corporate officers and the Board of Directors are kept informed of the status of the Year 2000 compliance progress. Included in this evaluation, is the development of contingency plans in the event of a failure of any of the Company's critical information systems, critical operational systems or systems of third parties with which the Company does business.

The Company has established a project team within its central
Information Services (IS) Department to ensure that all of its information services software and hardware will be year 2000 compliant before 2000. The IS Department began addressing the issue in 1993. The project team reports on a regular basis to the Company's Board of Directors. Focusing on the critical systems, the IS Department's process of inventorying, assessing impacts and implementation is expected to be approximately 70% to 80% complete by the end of 1998. Contingency plans for information systems failure have been
developed and a portion of the plans have been tested.   At this time, the
Company does not expect the costs of year 2000 compliance for its information services function to have a material impact on its future results of operations.

In January 1998, the Company formally began the process of identifying the other operational systems which have embedded electronic microprocessors that could be affected by this issue. The senior vice presidents of the Company's two divisions and the officers of the various business units have been given the responsibility for addressing these operational/process control issues as they relate to the year 2000. With respect to the operational systems, the Company is also focusing its efforts on the critical systems in inventorying, assessing impacts and implementation of remediation efforts. Although the operational systems project began later than the IS Department project, all critical systems are expected to be ready before January 2000. Contingency plans for operation systems failure are being developed. Although it is not currently possible to accurately estimate the overall cost of the required modifications, the Company believes that the ultimate cost of this work, including amounts spent to date, will not have a material effect on the Company's financial position, liquidity or results of operations.

The year 2000 issue may also impact other entities with which the
Company transacts business or with which the Company's electric and natural gas systems are interconnected. Currently, the Company is approximately 25% complete in contacting suppliers, vendors and key customers to assess their
year 2000 readiness.   The Company and other electric and natural gas service
providers are evaluating potential Year 2000 risks resulting from interconnected electric, natural gas and informational systems. Such interconnected systems are critical to the reliability and integrity of each interconnected service provider. It is possible that the failure of one such interconnected provider to achieve Year 2000 compliance could disrupt the provision of service by others. The Company and other providers are working together in an effort to avoid such disruptions.




PART II
OTHER INFORMATION


ITEM 1.	Legal Proceedings

Houston Lighting and Power Lignite Sales Agreement Dispute

Refer to Part 1, "Notes to the Consolidated Financial Statements -
Note 2" for additional information pertaining to legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on May 12,
1998.

(b) Security holders elected five persons to the Board of Directors at the Company's Annual Meeting of Shareholders. The results of the election were as follows:

Director	For	Against	Abstentions

R. D. Corette	48,087,264	--	1,307,181
Beverly D. Harris	48,092,107	--	1,302,338
John R. Jester	48,058,289	--	1,336,156
Arthur K. Neill	47,999,199	--	1,395,246
N. E. Vosburg	48,124,678	--	1,269,767

Arthur K. Neill retired from the Board of Directors June 30, 1998.

Directors whose term of office as a director continued after the meeting are as follows:

		Tucker Hart Adams				Robert P. Gannon
	Alan F. Cain	Chase T. Hibbard
	John G. Connors	Carl Lehrkind, III
	Kay Foster	Jerrold P. Pederson

(c) Security holders approved the Montana Power Company Long-Term Incentive Plan (the Plan) at the Company's Annual Meeting of Shareholders. The purpose of the Plan is to reward employees who make important contributions to the continued growth, development and financial success of the Company or its subsidiaries and to attract and retain such employees. The results of the election were as follows:

	For	Against	Abstentions

	36,485,975	11,110,175	1,798,295


ITEM 5.	Other Information

	(a)	Arbitration Panel Rules Against Bonneville Power Administration

	An arbitration panel ruled July 28 that the Bonneville Power Administration (BPA) breached its purchase power contract with Tenaska Washington Partners II, L.P. (Tenaska). The panel ruled that Tenaska is entitled to lost profit damages and awarded monetary damages, including interest to date, of approximately $160,000,000. BPA must also pay all arbitration costs associated with the three-judge panel who heard the matter. The Montana Power Company's wholly owned subsidiary, Continental Energy Services (Continental), owns a 25 percent interest in the Tenaska partnership. Including recovery of its investment, the Company's share of the award, as currently constituted, would contribute after-tax net income of more than $20,000,000.

	The dispute arose in 1995 when BPA informed Tenaska that it would not honor its obligation under the contract. At the time of the breach, approximately 70% of the project costs had been committed by Tenaska to build the 248 megawatt natural gas-fired electric generating plant at Frederickson, Washington. During the past three years, all of the third party damage issues that were part of Tenaska's original claim were resolved or settled by a payment from BPA. Earlier this year, BPA accepted assignment of the partially completed plant and physical assets on the site, which helped resolve another significant issue in dispute.

	Tenaska, in consultation with its partners, including Continental, is reviewing options with respect to an appeal of the arbitration panel's decision; the appeal would be an effort to increase the awarded damages. In the event that Tenaska appeals the panel's decision, income would not be recognized by the Company until the outcome of the appeal is known. The outcome of any potential appeal is uncertain.


(b) Shareholder Proposal Deadline for the 1999 Annual Meeting of
Shareholders

Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on a matter coming before an annual meeting of shareholders which is not included in the Company's proxy statement, if the Company does not have notice of the matter at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting of the shareholders. In addition, discretionary voting authority may generally also be used if the Company receives timely notice of such matter (as described in the preceding sentence) and if, in the proxy statement, the Company describes the nature of such matter and how the Company intends to exercise its discretion to vote on such matter. Accordingly, for the 1999 Annual Meeting of Shareholders of the Company, any such notice must be submitted to the Secretary of the Company on or before February 9, 1999.

This requirement is separate and apart from the Securities and Exchange Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement. Shareholder proposals intended to be presented at the 1999 Annual Meeting of Shareholders of the Company must be received by the Company no later than November 26, 1998 in order to be eligible for inclusion in the Company's proxy statement and the form of proxy relating to that meeting

ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

	Exhibit 10(a)(vi)*		The Montana Power Company Long-Term
Incentive Plan

	Exhibit 12		Computation of ratio of earnings to fixed
charges for the twelve months ended
June 30, 1998.

	Exhibit 27			Financial data schedule


		*  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q by Item
601(b)(10)(iii) of Regulation S-K.


	(b)	Reports on Form 8-K

		DATE				SUBJECT
	April 23, 1998		Item 5. Other Events.  Discussion of First
			Quarter Net Income.

			Item 7. Exhibits. Consolidated Statements of Income for the Quarters Ended March 31,
1998 and 1997 and for the Twelve Months
Ended March 31, 1998 and 1997. Utility
Operations Schedule of Revenues and
Expenses for the Quarters Ended March 31,
1998 and 1997 and the Twelve Months Ended
March 31, 1998 and 1997. Nonutility
Operations Schedule of Revenues and
Expenses for the Quarters Ended March 31,
1998 and 1997 and the Years Twelve Months
Ended March 31, 1998 and 1997.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		THE MONTANA POWER COMPANY
	(Registrant)

	By /s/ J. P. Pederson
		J. P. Pederson
Vice President and Chief
	Financial and Information
	Officer

Dated:  August 14, 1998

EXHIBIT INDEX



Exhibit 10(a)(vi)
The Montana Power Company Long-Term
Incentive Plan

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended June 30, 1998

Exhibit 27
Financial data schedule