Form 10-Q
period 1998-09-30
MONTANA POWER CO /MT/
filed 1998-11-16
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

	Yes  X   No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	On November 4, 1998, the Company had 55,036,595 shares of common stock outstanding.

      	PART I
	FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

						Nine Months Ended
					September 30,
						1998			1997
						Thousands of Dollars

REVENUES		$873,926		$	731,661

EXPENSES:
  Operations		378,637	291,040
  Maintenance		60,724	64,967
  Selling, general and
    administrative		89,221	83,691
  Taxes other than income taxes		72,582	71,919
  Depreciation, depletion and
    amortization			86,072		68,777
		687,236		580,394

INCOME FROM OPERATIONS		186,690	151,267

INTEREST EXPENSE AND OTHER:
  Interest		43,563	39,394
  Distributions on mandatorily redeemable preferred
    securities of subsidiary trust		4,119	4,119
  Other (income) deductions - net			(3,026)		(13,742)
		44,656		29,771

INCOME TAXES			46,813		44,298

NET INCOME			95,221		77,198
DIVIDENDS ON PREFERRED STOCK			2,768		2,768

NET INCOME AVAILABLE FOR
  COMMON STOCK		$	92,453	$	74,430

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (000)			54,957		54,636

BASIC EARNINGS PER SHARE OF COMMON STOCK		$	1.68	$	1.36

FULLY DILUTED EARNINGS PER SHARE OF COMMON STOCK		$	1.68	$	1.36


	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

						Quarter Ended
					September 30,
						1998			1997
						Thousands of Dollars

REVENUES			$315,215	$234,240

EXPENSES:
  Operations		141,805	98,967
  Maintenance		20,738	23,552
  Selling, general and
    administrative		26,284	26,490
  Taxes other than income taxes		22,256	24,083
  Depreciation, depletion and
    amortization			31,285		24,356
			242,368		197,448

  INCOME FROM OPERATIONS		72,847	36,792

INTEREST EXPENSE AND OTHER:
  Interest		14,662	13,958
  Distributions on company obligated
    mandatorily redeemable preferred
    securities of subsidiary trust		1,373	1,373
  Other (income) deductions - net			(1,179)		(1,238)
		14,856		14,093

INCOME TAXES			21,188		6,458

NET INCOME			36,803		16,241
DIVIDENDS ON PREFERRED STOCK			923		923

NET INCOME AVAILABLE FOR
  COMMON STOCK		$	35,880	$	15,318

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (000)			55,013		54,645

BASIC EARNINGS PER SHARE OF COMMON STOCK		$	0.65	$	0.28

FULLY DILUTED EARNINGS PER SHARE OF COMMON STOCK		$	0.65	$	0.28


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	A S S E T S

				September 30,	December 31,
						1998			1997
						Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
		UTILITY PLANT (includes $40,118 and $39,425
			plant under construction)
			Electric		$	1,833,944	$	1,820,280
			Natural gas			401,862		395,918
					2,235,806	2,216,198
		Less - accumulated depreciation and depletion			717,201		684,960
				1,518,605	1,531,238
	NONUTILITY PROPERTY (includes $33,074 and $17,259
		property under construction)		856,068	781,406
	Less - accumulated depreciation and depletion			295,142		260,567
					560,926		520,839
				2,079,531	2,052,077

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		34,922	51,534
	Reclamation fund		41,004	47,312
	Other			43,750		35,619
				119,676	134,465

CURRENT ASSETS:
	Cash and temporary cash investments		12,818	16,706
	Accounts receivable		139,564	126,787
	Notes receivable (Note 8)		28,590
	Materials and supplies (principally at average cost)		41,321	39,471
	Prepayments and other assets		54,171	49,673
	Deferred income taxes			8,855		10,539
				285,319	243,176

DEFERRED CHARGES:
	Advanced coal royalties		16,996	16,698
	Regulatory assets related to income taxes		125,514	122,903
	Regulatory assets - other		146,710	158,573
	Other deferred charges			76,411		73,804
					365,631		371,978


				$	2,850,157	$	2,801,696

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S

				September 30,	December 31,
						1998			1997
						Thousands of Dollars

CAPITALIZATION:
		Common shareholders' equity:
			Common stock (120,000,000 shares
				authorized; 55,024,778 and
				54,728,709 shares issued)		$	701,107	$	694,561
			Retained earnings and other shareholders' equity		362,081	342,973
			Unallocated stock held by trustee for retirement
				savings plan			(23,462)		(25,945)
					1,039,726	1,011,589

		Preferred stock		57,654	57,654
		Company obligated mandatorily redeemable preferred
			securities of subsidiary trust, which holds solely,
			company junior subordinated debentures		65,000	65,000
	Long-term debt			705,934		653,168
				1,868,314	1,787,411

CURRENT LIABILITIES:
	Short-term borrowing		66,921	133,958
	Long-term debt - portion due within one year		60,124	81,659
	Dividends payable		22,760	22,684
	Income taxes		15,884	3,803
	Other taxes		66,349	47,818
	Accounts payable		79,937	77,821
	Interest accrued		18,338	13,836
	Other current liabilities			49,016		35,158
				379,329	416,737

DEFERRED CREDITS:
	Deferred income taxes		346,639	340,251
	Investment tax credit		33,994	35,182
	Accrued mining reclamation costs		128,140	131,108
	Other deferred credits			93,741		91,007
					602,514		597,548

CONTINGENCIES AND COMMITMENTS (Notes 2 and 5)
				$	2,850,157	$	2,801,696

The accompanying notes are an integral part of these statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

						For Nine Months Ended
					September 30,
						1998			1997
						Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$	95,221	$	77,198
	Adjustments to reconcile net income to net cash
		provided by operating activities:
		Depreciation, depletion and amortization		86,072	70,117
		Deferred income taxes		2,522	2,444
		Noncash earnings from unconsolidated
			independent power investments		(8,765)	(7,648)
		Reclamation expensed and paid - net		(2,968)	(371)
		Deferred stripping expenses and payments - net		46	(509)
		Other noncash charges to net income - net		14,334	13,385
		Changes in other assets and liabilities:
			Accounts and notes receivable		(41,367)	(166)
			Materials and supplies		(1,850)	(799)
			Accounts payable		10,036	(5,077)
			Other - net			44,542		(4,950)

		Net cash provided by operating activities			197,823		143,624

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(104,578)	(197,302)
	Reclamation funding		6,308	(3,606)
	Sales of property		2,735	48,407
	Additional investments			(8,130)		(135)

		Net cash used by investing activities			(103,665)		(152,636)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid		(68,662)	(68,326)
	Sales of common stock		6,619	529
	Issuance of long-term debt		64,490	86,591
	Retirement of long-term debt		(33,456)	(12,425)
	Issuance of mandatorily redeemable preferred
		securities of subsidiary trust			(67)
	Net change in short-term borrowing			(67,037)		(29,694)

		Net cash used by financing activities			(98,046)		(23,392)

CHANGE IN CASH FLOWS		(3,888)	(32,404)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			16,706		32,404
CASH AND CASH EQUIVALENTS, END OF PERIOD		$	12,818	$    -


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Nine Months For:
		Income taxes		$	38,292	$	27,614
		Interest		61,692	39,964

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying financial statements of the Company for the interim periods ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

	Certain reclassifications have been made to the prior year amounts to make them comparable to the 1998 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


NOTE 1 -- DEREGULATION AND ASSET DIVESTITURE, AND OTHER REGULATORY MATTERS:

The electric and natural gas utility businesses are in transition to competition to provide energy commodity and related services to wholesale and retail customers. In Montana, electric and natural gas restructuring and customer choice legislation was passed by the Montana Legislature and signed into law in 1997. The legislation provides for choice of electricity supplier for the Company's large customers by July 1, 1998, for pilot programs for residential and small commercial customers which began November 2, 1998 and choice for all customers no later than July 1, 2002.

In conjunction with the transition to competition, the Company has entered into an agreement to sell its electric generating plants in Montana and has transferred almost all of its Utility natural gas production assets to an unregulated affiliate. The Company will continue to provide regulated transmission and distribution of electricity and natural gas and will offer natural gas supply to retail and wholesale customers through its unregulated business segments. The Company is exiting the electric commodity trading and marketing business.

As required by the electric legislation, the Company filed a comprehensive transition plan with the Montana Public Service Commission (PSC) on July 1, 1997. The filing contained the Company's transition plan, including the proposed handling and resolution of transition costs, and addresses other issues required by the legislation. Initial hearings on the filing began April 26, 1998 and the issues involved in the restructuring filing have been separated into three groups. The PSC rendered a decision on June 24, 1998 on the issues relating to the implementation of customer choice for the large industrial group and the pilot programs. A decision on the remaining issues, including the amount of transition costs, the effect of the sale of the generation assets and the Uniform Systems Benefits Charge is expected after the sale details are final. The PSC will consider the Company's efforts to mitigate transition costs in making its determination.

On February 20, 1998, the Company submitted a filing with the PSC related to pilot programs for natural gas customers. The Company has reached a settlement with many of the intervening parties in the PSC natural gas pilot programs case. A PSC hearing was held August 5, 1998 to discuss the settlement provisions and an order was issued on August 13, 1998. Pilot programs began concurrently with the electric pilot program on November 2, 1998.

On June 23, 1998 the PSC issued an order on portions of the Company's
Electric Utility Restructuring Transition Plan addressing customer choice implementation, customer education, standards of conduct and functional separation of electricity supply, retail transmission and distribution service, and regulated and unregulated energy services. The Company filed a request for reconsideration of portions of the standards of conduct that address the interaction between the Company's electric transmission and distribution departments and the Company's affiliates. This motion was denied by the PSC on September 11, 1998. Because the Company considers portions of these standards unlawful and/or unreasonable, the Company filed a complaint against the PSC in District Court on October 9, 1998. The Company believes the adopted standards go beyond the PSC's authority, are inconsistent with and exceed the Legislative mandate, take away fundamental economic efficiency benefits and that portions of the standards are unconstitutional. While the Company cannot predict the ultimate resolution of this matter, the Company does not believe it will have a material adverse impact on its financial condition or results of operations.

The October 1997 PSC order, regarding the Company's July 1996 open-access and natural gas restructuring filing, froze base rates for two years and accepted the continuation of the gas cost tracker and the Gas Transportation Clause (GTAC) procedures. On October 8, 1998, the Company filed a request for an overall interim increase in natural gas revenues of $2,000,000 to reflect treatment for the annual Gas Tracking/Unreflected Gas Cost Account Balance and GTAC Balance. On November 4, 1998, the PSC approved the Company's request which will result in a net rate increase to core gas supply customers of approximately 2%.

On March 30, 1998, the Company submitted a filing with the Federal
Energy Regulatory Commission (FERC) requesting increased rates for bundled wholesale electric service to two rural electric cooperatives. The filing also included a request for increased transmission rates based upon updated cost of service reflecting current operating costs for wholesale transmission service and for FERC regulated transmission service for retail customers that transition to customer choice. Resolution of this filing is expected before the end of the second quarter of 1999.

In December 1997, the Company announced that it would offer for sale all of its electric generating facilities in Montana, consisting of 13 hydro projects and the Company's interest in 4 coal-fired thermal generating units, for a total gross capacity of 1,315 megawatts. In addition, the Company offered for sale its 242-megawatt leasehold interest in Colstrip Unit 4, its power purchase contracts with qualifying facilities and Basin Electric Power Cooperative (Basin), and two power exchange agreements.

On November 2, 1998, the Company announced that it had entered into a definitive Asset Purchase Agreement (the Agreement) with PP&L Global, Inc (PP&L Global), a subsidiary of PP&L Resources, Inc., a Pennsylvania corporation. PP&L Global has agreed to purchase for cash the Company's electric generating assets in Montana for a total gross capacity of 1,556 megawatts along with certain associated high-voltage transmission lines.

Under the Agreement, PP&L Global agreed to purchase the Company's interest in 12 hydroelectric facilities, four coal-fired thermal generating plants and a leasehold interest in Colstrip Unit 4 for a total of 1,556 megawatts. PP&L Global will also acquire the power purchase contract with Basin Electric Power Cooperative and two power exchange agreements. The sale does not include the power purchase contracts with qualifying facilities (QF) or the 3-megawatt Milltown Dam near Missoula, Montana. The Company is currently evaluating potential options with regard to the QF power purchase contracts and the Milltown Dam. Proceeds from the sale will vary depending upon various factors, and are anticipated to be between $740,000,000 and $1,050,000,000.

In two related transactions, PP&L Global agreed to purchase from Puget
Sound Energy, Inc. (Puget), a Washington corporation, and Portland General Electric Company (Portland), an Oregon corporation, their respective interests totaling 1058 MW at the four-unit Colstrip plant. The interests of Washington Water Power and Pacific Power & Light in the Colstrip unit totaling 402 MW were not part of this transaction.

These sales are subject to the satisfaction of various conditions and the receipt of required regulatory approvals. The Company anticipates this transaction will be completed by the end of 1999.

	The Company expects to receive approximately $890,000,000 for the regulated generation assets pending resolution of issues related to state regulatory approvals for the sale of Puget and Portland's interests. Proceeds from the sale of the Company's unregulated leasehold interest in Colstrip Unit 4 are expected to be approximately $96,000,000. The Company will recognize a gain or loss in the Consolidated Statement of Income on the sale of the unregulated assets depending on whether the proceeds are greater or less than the Company's carrying value in those assets at the time the sale is finalized.

	With respect to the sale of the regulated generation assets, the Company first expects to recover the book value of those assets, estimated to be $550,000,000 and the costs of the sale transaction. Proceeds in excess of the book value and transaction costs are expected to reduce the amounts to be collected from ratepayers in the form of competitive transition charges
(CTC's). The Montana restructuring legislation, passed in 1997, provides for the collection of CTC's by the Company in order to recover of its non-mitigatable transition costs, specifically recovery of above-market QF power purchase contract costs and regulatory assets associated with the generation business, and recovery for utility-owned above-market generation costs over the transition period of up to four years. The QF contracts could result in above-market costs currently estimated between $300,000,000 and $500,000,000 throughout their duration. The generation regulatory assets and the above-market generation costs over the transition period are currently estimated at $150,000,000 and $160,000,000, respectively. The sale of the generation assets will eliminate the above-market generation cost issue.

	The regulated generation assets to be sold currently comprise approximately $500,000,000 of the utility's plant in service upon which it is allowed to earn a return of approximately 9 percent. Actual rate of return earned on the Company's electric plant in service was approximately 8 percent for the year ended December 31, 1997. However, since specific classes of assets cannot be separated in a regulated environment with fully-bundled rates charged to customers, the Company cannot accurately estimate the separate results of operations for these generation assets.

Both the electric and natural gas legislation authorized the issuance of transition bonds using a financing technique often referred to as a securitization. The issuance of transition bonds involves the issuance of a debt instrument, which is repaid through, and secured by, a specified component of future revenues, thereby reducing the credit risk of the securities. Although any transition bonds are expected to be shown as debt on the Consolidated Balance Sheet of the Company, the bonds will be issued by a special purpose entity and will be without recourse to the general credit of the Company. Similarly, the right to receive the revenues pledged to secure the bonds is a specific right of the special purpose entity and not the Company. However, as a wholly owned subsidiary of the Company, revenues of any special purpose entity would be shown as revenues on the Consolidated Statement of Income of the Company. This right to receive revenues will have been transferred to the special purpose entity issuing the bonds and will not be the property of the Company. As a result of such features, the bonds should carry a relatively low interest rate and allow the Company, on a consolidated basis, to carry higher debt levels in relation to equity than would otherwise be desirable.

In November 1997, the Company filed with the PSC to request authorization to issue up to $65,000,000 in transition bonds related to the natural gas transition costs and bond issuance costs. In May 1998, the PSC approved the issuance of up to $65,000,000 of transition bonds and the Company expects in excess of $60,000,000 of bonds to be issued before the end of the first quarter of 1999.

	As a result of a three-year rate plan approved by the PSC in 1996, electric rates increased 2.4%, or approximately $9,000,000, effective January 1, 1998.

NOTE 2 - CONTINGENCIES:

In July 1985, the Federal Energy Regulatory Commission (FERC) issued to the Company a new license for the 189 megawatt Kerr Project and required the subsequent development of and adoption of a plan to mitigate the impact of Kerr Project operations on fish, wildlife and habitat. The Company proposed a consensus plan in June 1990 that was agreed to by the Confederated Salish and Kootenai Tribes (Tribes) and other state and federal resource agencies. In November 1995, the United States Department of Interior (Department) submitted alternative conditions to those stated in the plan proposed by the Company.

	On June 25, 1997, FERC issued an order (the June Order) approving a mitigation plan, substantially adopting the Department's conditions. The mitigation plan calls for payments totaling approximately $135,000,000 over the 35-year term of the license. Included in the $135,000,000 is an approximately $15,600,000 payment FERC has required the Company to make to fund the "Fish and Wildlife Implementation Strategy" for the period between June 25, 1985 and July 29, 1997. The net present value of the total payments, using an assumed discount rate of 9.5%, is approximately $57,000,000, which the Company recognized as license costs in plant and long-term debt in the Consolidated Balance Sheet during the second quarter of 1997.

Subsequently, the Company, the Tribes and the Department requested rehearing of the June Order. While it considered the request for rehearing, FERC issued a stay regarding the Company's $15,600,000 payment obligation. On October 30, 1998, FERC denied the requests for rehearing and lifted the stay regarding the Company's obligation to make the approximately $15,600,000 payment. On November 4, 1998, the Company filed a motion with FERC seeking a stay of this payment during an appeal of (i) FERC's June Order and (ii) FERC's October 30, 1998 order denying the requests for rehearing and lifting the Company's stay. On November 4, 1998, the Company petitioned the United States Court of Appeals for the District of Columbia Circuit for judicial review of these orders.

In November 1992, the Company applied to FERC to relicense nine Madison and Missouri River hydroelectric projects, with generating capacity of 292 megawatts (Project 2188). On September 26, 1997, FERC Staff issued a draft environmental impact statement, recommending acceptance of most of the measures proposed by the Company in its application. FERC staff recommended adoption of limited additional measures. The Company analyzed the recommendations and submitted comments. The analysis indicates that the FERC staff's recommendations do not materially change the cost of relicensing and proposed environmental mitigation, previously estimated to be approximately $162,000,000 on a net present value basis. The Company expects to receive a license order in late 1999 or early 2000.

The Kerr Project and Project 2188 are assets to be transferred under the terms of the Agreement for the Company's sale of its generation assets. At closing of the sale, PP&L Global will assume the obligation to make payments required to comply with the license conditions, except that the Company has retained the obligation to make (i) the $15,600,000 payment for the Fish and Wildlife Implementation Strategy referred to above and (ii) to the extent not reimbursed by PP&L Global through the capital and maintenance budget to be agreed upon by the Company and PP&L Global, other payments regarding "pre-closing" license compliance expenditures.

	Western Energy Company (Western), a subsidiary of the Company, was a party in a dispute concerning the Coal Supply Agreement (CSA) for Colstrip Units 3 and 4 with the non-operating owners (NOOs), other than Puget Sound Energy (Puget). Puget withdrew from this dispute as part of an earlier settlement concerning a power sales agreement between Puget and the Company. During the spring of 1996, the Consumer Price Index (CPI) doubled when compared to the CPI level at the time that the CSA was executed. Under the terms of the CSA, this change in the CPI allows any party to seek a modification of the coal price if that party can demonstrate an "unusual condition" causing a "gross inequity". The NOOs asserted that a number of "unusual conditions" had occurred, including (i) the deregulation of various aspects of the electric utility industry, (ii) increased scrutiny of electric utilities by their public utility commissions, and (iii) changes in economic conditions not anticipated at the time of execution of the CSA. The NOOs claimed these "unusual conditions" had created a "gross inequity" that had to be remedied by a reduction in the coal price. Western did not believe that under the terms of the contract any "unusual condition" or "gross inequity" had occurred.

In July 1998, Western and the NOOs settled this gross inequity dispute.
The settlement provided two options from which each NOO could independently elect. The first option provided a reduction in base price of $0.50 per ton on tons sold from April 1996 through June 2000. The second option offered "incentive pricing" the same as that Western offered during 1997 and the first quarter of 1998 to stimulate sales to the Buyers. Two of the NOO's selected the first option and the other NOO selected the second option resulting in a third quarter 1998 reduction to Western's pre-tax earnings of approximately $2,100,000 for coal delivered prior to June 30, 1998.

In August 1998, all of the owners of Colstrip Units 3 & 4 and Western amended and restated the CSA and amended the Coal Transportation Agreement (the CTA). The amended and restated CSA provides new procedures for mine governance, dispute resolution and final reclamation. Western will receive payment for its actual costs of mining coal for Units 3 & 4 and will earn a return on its investment in the mine. Western will also have the opportunity to receive incentive fees based on its ability to meet certain agreed upon performance standards. New coal transportation fees were established in the amendment of the CTA. The amendment and restatement of the CSA and the amendment of the CTA resulted in a third quarter 1998 reduction to the Company's pre-tax earnings of approximately $1,000,000 for coal delivered prior to June 30, 1998.

Until mid-year 2000, Western will realize a modest profit reduction to account for the gross inequity settlement and the elimination of over collections by Western in some cost categories. The delivered coal price to Colstrip Units 3 & 4 will be significantly reduced from current price levels in increments beginning July 31, 2000 and 2001, the respective dates of the first scheduled coal supply and coal transportation price reopeners under the agreements before they were amended. With the pricing structure in effect on those dates, Western's contribution to the Company's consolidated pre-tax income from these two contracts is expected to be reduced in increments to approximately 50 percent of the 1998 projections of $25,000,000. With the elimination of the price reopeners and the adoption of the new pricing structure, Western does not anticipate any further material adjustments to profitability on these contracts throughout their terms, which run through December 2019.

Houston Lighting & Power (HL&P), the purchaser of lignite produced by Northwestern Resources Co. (Northwestern), a Company subsidiary, filed litigation on October 5, 1995 in the District Court of the 157th Judicial District, Harris County, Texas, seeking, among other remedies, a declaratory judgment that changed conditions required a renegotiation of management and dedication fees paid to Northwestern under the terms of the Lignite Supply Agreement (LSA) between it and Northwestern. The LSA governs the delivery of approximately 9,000,000 tons of lignite per year and is effective until July 29, 2015. Under the terms of the LSA, Northwestern realizes revenues of approximately $25,000,000 per year from these fees. HL&P alleged Northwestern failed to renegotiate these fees in good faith. HL&P sought a reduction exceeding 60% in the LSA fees. It alleged that the reduction should be retroactive to September 1, 1995. Additionally, HL&P sought a declaration that it may substitute other fuels for lignite without violating the LSA.

Trial concluded in December 1997 with the jury denying all of HL&P's claims regarding changed circumstances and Northwestern's alleged obligations to negotiate reduced fees. Thus, current pricing under the terms of the LSA is unchanged. HL&P appealed the jury's determination that the fees are appropriate and do not require renegotiation. In a pretrial summary judgment, the trial court concluded other fuel may be substituted for lignite at the Limestone Plant. Northwestern appealed this summary judgment. Northwestern believes it will maintain a price for lignite that is competitive with alternate fuels.

	The Company and its subsidiaries are party to various other legal claims, actions and complaints arising in the ordinary course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated financial position or its consolidated results of operations.


NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS:

The Company has a formal policy regarding the execution, recording, and reporting of derivative instruments related to the marketing and trading of electricity, oil, natural gas and natural gas liquids. The purpose of the policy is to manage a portion of the price risk associated with its Nonutility producing assets, firm-supply commitments, and natural gas transportation agreements. The Company uses derivatives as hedging instruments to achieve earnings targets, reduce earnings volatility, and provide more stabilized cash flows. When fluctuations in natural gas and crude oil market prices result in the Company realizing gains on the derivative instruments into which it has entered, the Company is exposed to credit risk relating to the nonperformance by counterparties of their obligations to make payments under the agreements. Such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. The Company does not anticipate any material impact to its financial position, results of operations, or cash flow as a result of nonperformance by counterparties.

To manage a portion of Nonutility price risk, the Company uses a variety of derivative instruments including crude oil and natural gas swap and option agreements to hedge revenue from anticipated production of crude oil and natural gas reserves, supply costs and transportation commitments to its firm markets. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and a variable price of oil or natural gas when the hedged transaction is settled. The variable price is either a crude oil or natural gas price quoted on the New York Mercantile Exchange or a quoted natural gas price in Inside FERC's Gas Market Report or other recognized industry index. These variable prices are highly correlated with the market prices received by the Company for its natural gas and crude oil production or paid by the Company for commodity purchases. Under option agreements, the Company makes or receives monthly payments at the settlement date based on the differential between the actual price of oil or natural gas and the price established in the agreement depending on whether the Company sells or buys the option. At September 30, 1998, the Company had no hedge agreements on crude oil. The Company had swap and option agreements on approximately 1.3 Bcf of Nonutility natural gas, or 16% of its expected production from proved, developed, and producing Nonutility natural gas reserves through October 1999. The Company had swap and option agreements to hedge approximately 2.1 Bcf of Nonutility natural gas, or 13% of its expected delivery obligations under long-term natural gas sales contracts through December 1999. In addition, the Company had swap and option agreements to hedge approximately 1.85 Bcf, or 6%, of its Nonutility natural gas pipeline transportation obligations under contracts through October 1999.

The Company accounts for derivative transactions through hedge accounting. The Company designates all of its derivatives as fair value hedges. A fair value hedge is based on the following criteria:

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

Gains or losses from these derivative instruments are reflected in operating revenues on the Consolidated Statement of Income at the same time as the recognition of the revenue or expense associated with the underlying hedged item. If the Company determines that any portion of the underlying hedged item will not be produced or purchased, the unmatched portion of the instrument is marked-to-market and any gain or loss is recognized in the Consolidated Statement of Income. If the Company terminates a hedging instrument prior to the date of the anticipated natural gas or crude oil production, commodity purchase or transportation commitment, the gain or loss from the agreement is deferred in the Consolidated Balance Sheet at the termination date. At September 30, 1998, the Company had no material deferred gains or losses related to these transactions.

	The Company also has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge against interest rate exposure on floating rate debt and foreign currency and natural gas price fluctuations. At September 30, 1998, the Company believes it would not experience any materially adverse impacts from the risks inherent in these instruments.

NOTE 4 - COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST:

	Montana Power Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities (Trust Securities) and holding Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) issued by the Company. The Trust has issued 2,600,000 units of 8.45% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45% of the liquidation preference value of $25 per security. The sole asset of the Trust is $67,000,000 of Subordinated Debentures, 8.45% Series due 2036, issued by the Company. The Trust uses interest payments received on the Subordinated Debentures it holds to make the quarterly cash distributions on the QUIPS.


NOTE 5 - COMMITMENTS:

The Montana Power Group (MPG), an energy supply and management alliance, was exclusively endorsed by the California Manufacturers Association (CMA) to assist its members with their energy decisions. As a participant in the MPG, Montana Power Trading and Marketing Company (MPT&M), a Nonutility subsidiary of the Company agreed to offer energy supply, discounted from current utility tariff rates, and energy management products and services to members of the CMA. The supply program was offered on a limited basis and was capped at predetermined volumes. Once the caps were fully subscribed, the Company had, at its sole discretion, the option to extend the offered supply and services to other CMA members.

On August 26, 1998, the Company announced it is exiting the electric commodity trading and marketing businesses. The Company also rescinded the energy supply portion of the CMA offer. Due to the high volatility and immaturity of the electric trading market and the Company's prior decision to sell its generation assets, the Company believes that these activities create unacceptable risks and would require very large volumes and supplies to be successful. The Company is in the process of developing its exit strategy, which will include plans to supply any existing sale commitments with CMA members. The departure from the electric commodity trading and marketing businesses, including supply of existing CMA commitments, is not expected to have a material impact on the Company's results from operations.

The Company has a five-year commitment to sell electricity to an industrial customer which includes a fixed-price for a portion of the deliveries. When the sale of the Company's generation assets is finalized, and to the extent this contract is not addressed in the electric restructuring transition process, the Company may be subject to the commodity price risks associated with supplying that portion of the contract. The Company is currently evaluating the potential options related to this contract. However, due to the uncertainties relating to the supply requirements under the contract, the timing of sale of the generation assets and the eventual outcome of the electric restructuring process, the Company is unable at this time to determine the potential future impacts of this contract on the Company's results of operations.


NOTE 6 - LONG-TERM DEBT:

On January 2, 1998, the Company used short-term borrowings to retire $16,000,000 in sinking fund debentures.

	On April 6, 1998, the Company issued $60,000,000 of floating rate Medium

Term Notes, Series B, due April 6 2001, the proceeds of which were used to reduce outstanding debt.


NOTE 7 - COMPREHENSIVE INCOME:

	Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", defines comprehensive income as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". SFAS No. 130 requires that an enterprise report all components of comprehensive income in the period in which they are recognized. These components are net income and other comprehensive income. Net income includes such items as income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principle. Other comprehensive income includes foreign currency translations, adjustments of minimum pension liability, and unrealized gains and losses on certain investments in debt and equity securities. The statement is effective for fiscal years beginning after December 15, 1997.

For the nine-month periods ended September 30, 1998 and 1997, the Company's sole items of other comprehensive income were foreign currency translation adjustments of $7,306,000 and $631,000, respectively, to retained earnings. The 1998 adjustment included both the change in the valuation of the assets of the company's Canadian operations and a change in the rate used to adjust certain Canadian assets. Until November 1, 1997, the plant of the Company's natural gas utility operations, owned by a wholly owned subsidiary, was included in natural gas utility rate base. As such, the Company earned a rate of return on these assets stated at their historical costs, converted to U.S. dollars using historical foreign currency exchange rates. When the assets were transferred from the Company's regulated operations to the Nonutility operations, and removed from utility rate base, they were converted to U.S. dollars using current foreign currency exchange rates which resulted in a decrease of approximately $5,100,000 in retained earnings in 1998.

NOTE 8 - NOTES RECEIVABLE

	In September 1997, the Company's telecommunication subsidiary, Touch America (TA) entered into a limited liability company, FTV Communications LLC
(FTV) with two other companies for the purpose of constructing a fiber optic route from Portland, Oregon to Los Angeles. From October 1997 to September 1998, TA has loaned FTV approximately $21,000,000 thus far in the project in separate notes of various amounts at fixed rates of interest of approximately 6 percent per annum. These notes are payable on demand, except that any payments require the unanimous vote of the member companies of FTV. All the notes outstanding are expected to be paid shortly after completion of construction which is expected by year-end 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	This discussion should be read in conjunction with the management's discussion included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Safe Harbor for Forward-Looking Statements:

	The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, including potential impacts of the Year 2000 issue, or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates", "estimates", "expects", "intends", "believes" and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by, or on behalf of, the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

	Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning the Company's revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, mergers, acquisitions or asset sales, planned capital expenditures, financings, and financing needs, impacts of the Year 2000 issue and changes in the utility industry. Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include general economic and weather conditions in the areas in which the Company has operations, competitive factors and the impact of restructuring initiatives in the electric and natural gas industry, market prices, environmental laws and policies, federal and state regulatory and legislative actions, drilling successes in oil and natural gas operations, changes in foreign trade and monetary policies, laws and regulations related to foreign operations, tax rates and policies, rates of interest and changes in accounting principles or the application of such principles to the Company.

Results of Operations:

	The following discussion presents significant events or trends that have had an effect on the operations of the Company or which are expected to have an impact on operating results in the future.

For the Nine Months Ended September 30, 1998 and 1997:

Net Income Per Share of Common Stock:

	The Company had consolidated net income of $1.68 per share in the nine months ended September 30, 1998; an increase of 32 cents from nine months ended September 30, 1997 earnings of $1.36 per share.

	Nonutility earnings increased to $1.05 per share, compared to 75 cents in the third quarter of 1997. Utility earnings increased to 63 cents per share from 61 cents per share in the same period of 1997.

Nonutility earnings benefited from telecommunications operations which had an earnings improvement of 36 cents a share compared to the same period in 1997 and a contract settlement and improved operations of independent power investments. Telecommunication increases were driven by capacity sales of lit fiber and dark fiber sales on the fiber-optic network in service and under construction.

	Oil and natural gas earnings were below year-earlier figures primarily because of one-time gains in 1997 from the sales of non-strategic properties and lower oil and natural gas market prices. These decreases were partially offset by the 1997 acquisition of Colorado properties along with the transfer of formerly regulated assets to oil and gas operations in the fourth quarter of 1997.

Utility earnings year to date are up slightly, to 63 cents per share compared to 61 cents for the same period a year earlier, reflecting both customer growth and higher rates.



	Nine Months Ended
	September 30,
		1998	1997

	Utility Operations	$	0.63	$	0.61
	Nonutility Operations		1.05		0.75

		Consolidated	$	1.68	$	1.36

UTILITY OPERATIONS
						Nine Months Ended
					September 30,
						1998			1997
						Thousands of Dollars

ELECTRIC UTILITY:

REVENUES:
  Revenues		$	327,820	$	323,635
  Intersegment revenues			4,712		3,403
	332,532	327,038
EXPENSES:
  Power supply		97,405	100,130
  Transmission and distribution		27,036	28,075
  Selling, general and
    administrative		38,393	38,900
  Taxes other than income taxes		35,936	37,450
  Depreciation and amortization			39,554		38,613
		238,324		243,168

  INCOME FROM ELECTRIC OPERATIONS		94,208	83,870

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)		51,364	72,504
  Gas supply cost revenues		22,763	11,135
  Intersegment revenues			531		439
	74,658	84,078
EXPENSES:
  Gas supply costs		22,763	11,135
  Other production, gathering and
    exploration		1,557	6,443
  Transmission and distribution		11,091	10,786
  Selling, general and
    administrative		14,877	13,097
  Taxes other than income taxes		9,953	12,264
  Depreciation, depletion and
    amortization			6,614		9,367
				66,855		63,092

  INCOME FROM GAS OPERATIONS			7,803	20,986

INTEREST EXPENSE AND OTHER:

  Interest		40,695	38,107
  Distributions on company obligated
    mandatorily redeemable preferred
    securities of subsidiary trust		4,119	4,119
  Other (income) deductions - net			(1,932)		(384)
			42,882		41,842

INCOME BEFORE INCOME TAXES AND DIVIDENDS			59,129		63,014

INCOME TAXES			21,462		26,695

DIVIDENDS ON PREFERRED STOCK			2,768		2,768

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	34,899	$	33,551

UTILITY OPERATIONS:

	Weather affects the demand for electricity and natural gas, especially among residential and commercial customers. Very cold winters increase demand, while mild weather reduces demand. The weather's effect is measured using degree-days. A degree-day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily actual temperature is less than the baseline. As measured by heating degree days, the temperatures for the first nine months of 1998 in the Company's service territory were 9% warmer than 1997 and 8% warmer than the historic average. In addition, winter weather for the primary heating months of January and February was 9% warmer than normal.

	See Note 1 - Deregulation and Asset Divestiture, and Other Regulatory Matters in the Notes to the Consolidated Financial Statements for a description of the transition to competition in the electric and natural gas utility business.

	For its regulated operations, the Company follows SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Pursuant to this pronouncement, certain expenses and credits, normally reflected in income as incurred, are recognized when included in rates and recovered from or refunded to the customers. Changes in regulation or changes in the competitive environment could result in the Company not meeting the criteria of SFAS
No. 71. If the Company were to discontinue application of SFAS No. 71 for some or all of its regulated operations, the regulatory assets and liabilities related to those portions would have to be eliminated from the balance sheet and included in income in the period when the discontinuation occurred unless recovery of those costs was provided through rates charged to those customers in a portion of the business that remains regulated. In conjunction with the ongoing changes in the electric industry and the sale of its generation assets, the Company will continue to evaluate the applicability of this accounting principle to that business. Based upon the Company's anticipated recovery of its regulatory assets in accordance with the electric restructuring legislation and the amounts expected to be received from the sale of the generation assets, the Company believes that the discontinuation of regulatory accounting for its generation assets will not have a material impact on the Company's financial position or results of operations.

	The Company has existing long-term contracts for the purchase and sale of electricity that have fixed price components. To the extent that these contracts are not addressed in the restructuring docket, the Company would become subject to the commodity price risks associated with meeting these obligations.

In one such contract discussed in Note 5, the Company has a commitment to sell electricity which includes a fixed-price for a portion of the deliveries. When the sale of the Company's generation assets is finalized, and to the extent this contract is not addressed in the electric restructuring transition process, the Company may be subject to the commodity price risks associated with supplying that portion of the contract. Due to the uncertainties relating to the supply requirements under the contract, the timing of sale of the generation assets and the eventual outcome of the electric restructuring process, the Company is unable at this time to determine the potential future impacts of this contract on the Company's results of operations.

Electric Utility:


		Revenues and
		Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of mWh)	(Year to Date Average)
		9/30/98	9/30/97	9/30/98	9/30/97	9/30/98	9/30/97
Revenues:

Residential
	Commercial &
	Government	$202,857	$197,171	3%	3,233	3,197	1%	279,373	275,251	1%
Industrial		82,412		78,425	5%	1,996	1,906	5%		3,666		3,464	6%
	General Business		285,269		275,596	4%	5,229	5,103	2%	283,039	278,715	2%
Sales to Other
	Utilities		32,005		36,252	-12%	1,326	2,112	-37%		77		84	-8%
Other	10,546	11,787	-11%
Intersegment	   4,712	3,403	38%	98	112	-13%	230	229	0%
	Total	$332,532	$327,038	2%	6,653	7,327	-9%	283,346	279,028	2%

Power Supply
	Expenses:
Hydroelectric	$	15,793	$	16,493	-4%	2,879	3,095	-7%
Steam 	36,142	42,846	-16%	3,263	3,097	5%
Purchases
	and Other		45,470	40,791	11%	1,613	1,989	-19%
	Total Power Supply	$	97,405	$100,130	-3%	7,755	8,181	-5%
Dollars Per mWh	$	1.256	$	1.224


Revenues from general business customers increased year to date primarily due to higher rates and customer growth. In addition, increased volumes sold resulting from two new industrial customers, increased irrigation consumption and increased sales to current customers also added to the higher revenues. Warmer weather and two customers moving to customer choice partially offset these increases. As a result of electric deregulation, beginning July 1, 1998, electric trading activity, including buying and selling of electricity in the secondary markets, will be conducted in the Nonutility segment of the Company. The sales of electricity generated by the Company, in excess of the needs for core customers, will continue to be reflected in "sales to other utilities" in the table above. The transfer of the electric trading activity to Nonutility operations in the third quarter of 1998 resulted in decreased sales to other utilities despite an increase in average prices and increased steam generation due to decreased plant maintenance.

Power supply expenses decreased primarily due to lower steam maintenance, which was partially offset by increased purchased power costs. Although less power was purchased through electric trading activities as a result of the transfer of this electric trading activity to Nonutility operations, purchased power costs increased due to higher prices. During the first nine months of 1998, there was a decrease in scheduled maintenance.

Natural Gas Utility:


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)	(Year to Date Average)
		9/30/98	9/30/97	9/30/98	9/30/97	9/30/98	9/30/97
Revenues:

Residential
	and Commercial	$	60,622	$ 70,320	-14%	12,798	15,181	-16%	144,709	140,412	3%
Industrial		999	   1,869	-47%	225	435	-48%	392	395	-1%
	Subtotal		61,621	72,189	-15%	13,023	15,616	-17%	145,101	140,807	3%
Gas Supply Cost
	Revenues (GSC)		(22,763)	(11,135)	-104%
	General Business
	without GSC	38,858	61,054	-36%	13,023	15,616	-17%	145,101	140,807	3%
Sales to Other
	Utilities	463	558	-17%	121	154	-21%	3	4	-25%
Transportation	9,643	6,961	39%	20,141	19,504	3%	23	41	-44%
Other		2,400	3,931	-39%
	Total		$	51,364	$	72,504	-29%	33,285	35,274	-6%	145,127	140,852	3%


Year to date revenues from general business customers decreased largely as the result of lower volumes sold due to warmer weather during prime winter-heating months. Customer growth slightly offset the decrease. The increase in transportation revenue is the result of a PSC order allowing natural gas customers with annual loads greater than 5,000 dekatherms (Dkt) the right to choose their own supplier effective November 1, 1997. The number of transportation customers decreased due to aggregators carrying the transportation contract volumes.

The restructuring of the natural gas utility also affected its operating results for the period. In November 1997, almost all of the Company's regulated natural gas production assets were transferred to its Nonutility affiliate, MP Gas. Since that time, operating expenses related to the transferred assets have been included in the Company's Nonutility oil and natural gas operations. The absence of these expenses in the Utility's natural gas operations resulted in reduced non-gas supply cost revenues and expenses.

As a result of the restructuring mentioned above, the Utility has contracted to purchase most of its gas from its Nonutility affiliate. The contract price includes costs associated with the transferred assets and returns on those assets. Gas cost revenues and expenses, which are always equal due to regulated rate and accounting procedures, increased in the third quarter of 1998 due to the new purchase contract. Amortizations of prior period under-collections also contributed to the increase.

Higher selling, general and administrative expense for the period resulted primarily from increased amortizations of regulatory assets, which are currently being collected in rates.

Taxes other than income taxes and depreciation, depletion and amortization decreased due to the transfer of the natural gas production properties as discussed above.

Interest Expense and Other:

Increases in interest expense in the first nine months of 1998 due to increased short-term borrowing, the mid-1997 recognition of the Kerr Project mitigation liability, and the issuance of additional medium-term notes in April 1998 were partially offset by decreases related to retirements of long-term debt in the fourth quarter of 1997 and first quarter of 1998.

	Other income increased due to costs associated with the property transfer of Flint Creek Dam to Granite County, Montana during 1997 and the change in interest and dividend income. This was partially offset by the change in carrying cost capitalized on Utility construction.

Income Taxes:

The increase in income taxes resulting from the increase in pre-tax income was offset by a reduction in the effective tax rate.

NONUTILTY OPERATIONS

						Nine Months Ended
					September 30,
						1998			1997
						Thousands of Dollars

COAL:

REVENUES:
  Revenues		$128,869	$122,252
  Intersegment revenues			28,501		23,872
	157,370	146,124
EXPENSES:
  Operations and maintenance		97,030	86,774
  Selling, general and
    administrative		13,085	15,193
  Taxes other than income taxes		17,007	16,605
  Depreciation, depletion and
    amortization			7,262		4,701
			134,384			123,273

  INCOME FROM COAL OPERATIONS		22,986	22,851

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		142,909	116,114
  Intersegment revenues			15,560		230
	158,469	116,344
EXPENSES:
  Operations and maintenance		115,500	76,912
  Selling, general and
    administrative		14,382	7,521
  Taxes other than income taxes		3,613	3,562
  Depreciation, depletion and
    amortization			15,928		12,769
		149,423		100,764

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		9,046	15,580

INDEPENDENT POWER:

REVENUES:
  Revenues		54,533	52,225
  Earnings from unconsolidated
    investments		29,180	7,938
  Intersegment revenues			1,625		1,572
	85,338	61,735

EXPENSES:
  Operations and maintenance		47,909	47,275
  Selling, general and
    administrative		3,028	3,092
  Taxes other than income taxes		1,363	1,468
  Depreciation, depletion and amortization			8,229		1,914
		60,529		53,749

INCOME FROM INDEPENDENT POWER OPERATIONS		$	24,809	$  7,986

NONUTILITY OPERATIONS (continued)

						Nine Months Ended
					September 30,
						1998			1997
						Thousands of Dollars

TELECOMMUNICATIONS:

REVENUES:
  Revenues		$	63,049	$	23,844
  Earnings from unconsolidated
    investments		6,873		54
  Intersegment revenues			800		587
		70,722	24,485

EXPENSES:
  Operations and maintenance		19,245	15,568
  Selling, general and
    administrative		7,318	4,927
  Taxes other than income taxes		3,874	570
  Depreciation, depletion and
    amortization			5,255		1,013
			35,692		22,078

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		35,030	2,407

OTHER OPERATIONS:

REVENUES:
  Revenues		29,599	1,690
  Intersegment revenues			1,025		2,031
		30,624	3,721
EXPENSES:
  Operations and maintenance		31,829	1,854
  Selling, general and
    administrative		1,921	3,881
  Taxes other than income taxes		835
  Depreciation, depletion and
    amortization			3,231		399
		37,816		6,134

LOSS FROM OTHER OPERATIONS		(7,192)	(2,413)

INTEREST EXPENSE AND OTHER:
  Interest		7,036	4,234
  Other (income) deductions - net			(5,261)	(16,305)
			1,775	(12,071)

INCOME BEFORE INCOME TAXES		82,904	58,482

INCOME TAXES			25,350		17,603

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	57,554		$40,879

NONUTILITY OPERATIONS:

Coal Operations:

	Income from coal operations was comparable to the same period last year. Revenues from the Rosebud Mine increased $8,400,000 including revenues from a synthetic fuel project. Due to the acquisition of the remaining 50% ownership of the project in 1997, project revenues are now being consolidated with coal operations. Volume of coal sold to the Colstrip Units in 1998 was 26% higher due to less down time for repairs and scheduled maintenance at the Colstrip generating plants. These increased volumes were partially offset by lower prices resulting from contract dispute settlements with Puget in February 1997 and with the other non-operating owners in the current quarter. In addition, the Unit 3&4 coal supply and transportation agreements were amended in the third quarter of 1998 resulting in lower prices. As discussed in Note 2, these changes will result in modest profit reductions until mid-year 2000 with significant price reductions thereafter. Revenues from the Jewett mine rose $2,800,000 primarily as a result of an increase in reimbursable mining expenses, partially offset by a 6% decrease in tons of coal sold.

	Operation and maintenance (O&M) expense increases due primarily to higher volumes at the Rosebud Mine and increased stripping costs at the Jewett Mine were partially offset by lower royalties caused by the contract adjustments discussed above and decreased volumes at Jewett. Selling, general and administrative (SG&A) costs fell due to lower legal costs. Depreciation, depletion and amortization was up as a result of the increased tons at the Rosebud mine.

Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$ (11)
		-volume	  (44)%
		-price/bbl	  (38)%

	Natural gas	-revenue	$  53
		-volume	   92%
		-price/Mcf	  (17)%


	Income from oil and natural gas operations decreased due to lower market prices in the first nine months of 1998. In addition to lower prices, revenues from oil operations decreased due to the sale of production properties in conjunction with the Company's increased emphasis on its natural gas operations. Natural gas revenues increased due to the sale of production from the Colorado properties acquired in the second quarter of 1997 and from formerly regulated assets transferred to oil and natural gas operations in the fourth quarter of 1997. In addition, marketing to wholesale customers in California started in the second quarter of 1998. These increases were partially offset by the lower prices in 1998.

	Operation and maintenance expense increased due to the costs of operating the acquired properties and transferred regulated assets. This increase was partially offset by lower prices for purchased gas. These new operations also accounted for the increases in selling, general and administrative and depreciation, depletion and amortization expenses.

Independent Power Operations:

The Company, through one of its unconsolidated partnership investments, is a party to an agreement with the purchaser of the electricity from a generating facility owned by the partnership. Under the terms of the contract settlement, the purchaser paid the partnership to terminate the power purchase agreement that was in place between the two entities.

	Total revenues from independent power operations for 1998 increased $23,600,000. Earnings from unconsolidated investments increased $21,200,000 primarily due to the recognition, in the third quarter, of the Company's share of the contract settlement discussed above and higher earnings from other unconsolidated investments resulting from improved operations. Offsetting the earnings increase was a related $6,300,000 increase in the amortization of independent power investments. In addition, revenues from power sales increased $2,100,000 due to increased long-term sales volumes, which was offset by higher power supply expense of $2,000,000.

Telecommunications Operations:

	Revenues from telecommunications operations increased primarily due to sales on the Company's Washington to Minnesota, Colorado to Canada fiber optic network and a higher volume of long-distance minutes sold. Revenues from the fiber optic network did not begin until late in the third quarter of 1997. The Company also has a one-third interest in a limited liability company, which made dark fiber sales in the first nine months of 1998 on a Portland to Los Angeles fiber optic network currently under construction. These sales account for the $6,800,000 increase in earnings from unconsolidated investments.

	Expenses for the first nine months are higher due to the operation of the Washington to Minnesota, Colorado to Canada fiber optic network mentioned above, increased marketing expenses and costs related to the increased long-distance service.

Other Operations:

	Changes to revenues and expenses in other operations are primarily the result of including the electric trading activities of Montana Power Trading and Marketing Company (MPT&MC) and the Company's shared administrative services functions in this section for 1998. From January through June MPT&MC results reflect the purchase and resale of electricity that did not utilize the Utility's electric system. Beginning in July 1998, all purchases and resale of power in the secondary market are in other operations.

Interest Expense and Other:

	Interest expense increased primarily due to increases in the amount of outstanding borrowings to provide short-term financing for the Company's expansion of telecommunications and oil and natural gas operations.

Other (income) and deductions - net decreased due to a $13,000,000 gain realized on dispositions of oil and natural gas properties in the first nine months of 1997. This gain was partially offset by increased costs associated with a discontinued coal project in the first quarter of 1997.

Quarter Ended September 30, 1998 and 1997:

Net Income Per Share of Common Stock:

	The Company had consolidated net income of $0.65 per share in the third quarter ended September 30, 1998, an increase of 37 cents or 132 percent over third-quarter 1997 earnings of $0.28 per share.

	Nonutility earnings increased to 45 cents per share, compared to 23 cents in the third quarter of 1997. Utility earnings increased to 20 cents per share from 5 cents per share in the same quarter of 1997.

Growth in telecommunications continues to lead the improvement in the Company's consolidated earnings. Coupled with the impact of events in the independent power operations, Nonutility operations earned 45 cents per share in the third quarter, compared to 23 cents in the third quarter of 1997.

The Touch America telecommunications unit had an earnings improvement of 10 cents a share, reflecting operations on the in-service segments of its 10,000-mile fiber-optic network.

Earnings from the independent power operations increased by 19 cents, largely as a result of two transactions: settlement of a contractual dispute on a project in New York state, and the return of amounts expensed earlier in 1998 on a Texas project now under construction.

Coal volumes were up by 9 percent, but the retroactive impact of charges for the previously announced settlement of a contract dispute and amendments to coal supply and transportation agreements resulted in a reduction of income by 3 cents a share. Oil and gas income was down, reflecting both lower prices and lower oil volumes.

The significant increase in Utility earnings, to 20 cents per share, compared to 5 cents in the third quarter of 1997 resulted primarily from customer growth, generation increases from the hydroelectric plants and increased rates for electricity, as well as reduced maintenance expenses, and an increase in gas revenues.




	Quarter Ended
	September 30,
		1998		1997

	Utility Operations	$	0.20	$	0.05
	Nonutility Operations		0.45		0.23

		Consolidated	$	0.65	$	0.28

UTILITY OPERATIONS

						Quarter Ended
					September 30,
						1998			1997
						Thousands of Dollars
ELECTRIC UTILITY:

REVENUES:
  Revenues		$108,585	$106,118
  Intersegment revenues			2,258		1,140
		110,843	107,258
EXPENSES:
  Power supply			28,242	33,649
  Transmission and distribution			9,913	9,274
  Selling, general and
    administrative			10,953	12,337
  Taxes other than income taxes			11,764	12,356
  Depreciation and amortization			13,185		13,067
		74,057		80,683

  INCOME FROM ELECTRIC OPERATIONS			36,786	26,575

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)			11,331	12,342
  Gas supply cost revenues			2,447	1,201
  Intersegment revenues			184		113
		13,962	13,656
EXPENSES:
  Gas supply costs			2,447	1,201
  Other production, gathering and
    exploration			404	1,923
  Transmission and distribution			3,651	3,560
  Selling, general and
    administrative			4,786	4,391
  Taxes other than income taxes			3,251	3,989
  Depreciation, depletion and
    amortization			2,207		3,120
		16,746		18,184

  LOSS FROM GAS OPERATIONS			(2,784)	(4,528)

INTEREST EXPENSE AND OTHER:
  Interest			13,570	13,541
  Distributions on QUIPS			1,373	1,373
  Other (income) deductions - net			(1,138)		(29)
		13,805		14,885

INCOME BEFORE INCOME TAXES AND DIVIDENDS		20,197	7,162

INCOME TAXES			8,344		3,227

DIVIDENDS ON PREFERRED STOCK			923		923

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	10,930	$	3,012

UTILITY OPERATIONS:

Electric Utility:


	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of mWh)	(Quarterly Average)
	9/30/98 	9/30/97	9/30/98	9/30/97	9/30/98	9/31/97
Revenues:

Residential
	and Commercial	$ 66,452	$ 61,398	8%	1,094	1,032	6%	279,832	275,554	2%
Industrial		26,982	  27,532	-2%	650	696	-7%	4,731	4,597	3%
	General Business	93,434	88,930	5%	1,744	1,728	1%	284,563	280,151	2%
Sales to Other
	Utilities	11,044	12,425	-11%	360	720	-50%	62	86	-28%
Other	4,107	4,763	-14%
Intersegment		2,258	1,140	98%	31	34	-9%	228	230	-1%
	Total	$110,843	$107,258	3%	2,135	2,482	-14%	284,853	280,467	2%

Power Supply
	Expenses:
Hydroelectric	$	4,520	$	5,667	-20%	1,020	979	4%
Steam 	12,016	15,628	-23%	1,258	1,227	3%
Purchases
	and Other		11,706	12,354	-5%	357	624	-43%
	Total Power Supply	$	28,242	$	33,649	-16%	2,635	2,830	-7%
Dollars Per mWh		$1.072	$1.189


Third quarter revenues from general business customers increased due to the items mentioned in the nine months ended discussion. As mentioned in the nine months ended discussion, the Utility is no longer buying and selling electricity in the secondary markets. Consequently, sales to other utilities decreased due to the transfer of the electric trading activity to Nonutility operations, partially offset by an increase in average prices and increased hydroelectric and steam generation.

Power supply expenses decreased primarily due to lower steam maintenance. Purchased power costs decreased due to less power purchased through electric trading activities as a result of the transfer of the electric trading activity to Nonutility operations, offset by an increase in prices. During July 1997, the Corette thermal plant was down for scheduled maintenance.

Selling, general and administrative expenses decreased for the period primarily due to reduced employee benefit expenses resulting from the funded status of the pension plan, which is offset by a corresponding decrease in revenue.

Natural Gas Utility:


		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)	(Quarterly Average)
		9/30/98	9/30/97	9/30/98	9/30/97	9/30/98	9/30/97
Revenues:

Residential
	and Commercial	$	9,872	$9,773	1%	1,653	1,778	-7%	144,371	139,347	4%
Industrial		167	    331	-50%	33	76	-57%	355	355	0%
	Subtotal		10,039	  10,104	-1%	1,686	1,854	-9%	144,726	139,702	4%
Gas Supply Cost
	Revenues (GSC)		(2,447)	(1,201)	-104%
	General Business
	without GSC		7,592	8,903	-15%	1,686	1,854	-9%	144,726	139,702	4%
Sales to Other
	Utilities		71	71	0%	7	7	0%	3	4	-25%
Transportation		3,376	2,143	58%	6,376	5,705	12%	23	37	-38%
Other		292	1,225	-76%
	Total	$	11,331		$12,342	-8%	8,069	7,566	7%	144,752	139,743	4%


Revenues from general business customers were comparable with the prior year as lower volumes sold due to warmer weather was offset by higher rates and customer growth.

Gas supply costs and selling, general and administrative expense increased due to the items mentioned in the nine months ended discussion.

Taxes other than income taxes and depreciation, depletion and amortization decreased due to the transfer of the natural gas production properties as discussed in the nine months ended discussion.

Interest Expense and Other:

	Other income increased as a result of costs associated with the change in carrying cost capitalized on Utility construction, the change in interest and dividend income, and costs associated with strategy and restructuring studies in 1997.

NONUTILITY OPERATIONS

						Quarter Ended
					September 30,
						1998			1997
						Thousands of Dollars
COAL:

REVENUES:
  Revenues		$	40,391	$	44,131
  Intersegment revenues			8,645		9,223
	49,036	53,354
EXPENSES:
  Operations and maintenance		32,839	31,838
  Selling, general and
    administrative		3,663	4,767
  Taxes other than income taxes		3,894	6,367
  Depreciation, depletion and
    amortization			1,995		2,282
			42,391		45,254

  INCOME FROM COAL OPERATIONS		6,645	8,100

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		55,396	39,306
  Intersegment revenues			5,927		35
	61,323	39,341
EXPENSES:
  Operations and maintenance		46,380	28,974
  Selling, general and
    administrative		4,378	2,515
  Taxes other than income taxes		1,300	909
  Depreciation, depletion and
    amortization			5,080		4,334
		57,138		36,732

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		4,185	2,609

INDEPENDENT POWER:

REVENUES:
  Revenues		18,154	18,007
  Earnings from unconsolidated
    investments		20,829	3,266
  Intersegment revenues			444		358
	39,427	21,631

EXPENSES:
  Operations and maintenance		12,068	16,615
  Selling, general and
    administrative		873	896
  Taxes other than income taxes		464	222
  Depreciation, depletion and
    amortization			5,857		948
		19,262		18,681

INCOME FROM INDEPENDENT POWER OPERATIONS		$	20,165	$	2,950

NONUTILITY OPERATIONS (continued)

						Quarter Ended
					September 30,
						1998			1997
						Thousands of Dollars
TELECOMMUNICATIONS:

REVENUES:
  Revenues		$	21,394	$	8,807
  Earnings from unconsolidated
    Investments			1,229		17
  Intersegment revenues			297		201
	22,920		9,025

EXPENSES:
  Operations and maintenance		6,779	5,204
  Selling, general and
    administrative		2,234	1,401
  Taxes other than income taxes		1,315	241
  Depreciation, depletion and
    amortization			2,026		472
		12,354		7,318

  INCOME FROM TELECOMMUNICATIONS
    OPERATIONS		10,566		1,707

OTHER OPERATIONS:

REVENUES:
  Revenues		24,930		985
  Intersegment revenues			265		917
	25,195		1,902
EXPENSES:
  Operations and maintenance		26,124		1,159
  Selling, general and
    administrative		584		1,232
  Taxes other than income taxes		266
Depreciation, depletion and amortization			937		133
		27,911		2,524

  LOSS FROM OTHER OPERTAIONS		(2,716)		(622)

INTEREST EXPENSE AND OTHER:
  Interest		2,447		1,335
  Other (income) deductions - net			(1,397)		(2,128)
		1,050		(793)

INCOME BEFORE INCOME TAXES		37,795	15,537

INCOME TAXES			12,845		3,231

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	24,950	$	12,306

NONUTILITY OPERATIONS:

Coal Operations:

	Income from coal operations decreased $1,500,000 compared to the same period last year. Revenues from the Rosebud Mine decreased $5,400,000 including revenues from the synthetic fuel project. Volume of coal sold to the Colstrip Units in 1998 was 11% higher, but this was more than offset by price changes discussed in the nine months ended section. Revenues from the Jewett mine increased $1,100,000 on a 9% increase in tons sold.

	Higher operation and maintenance expense due to increased volumes and higher stripping costs at the Jewett mine were partially offset by decreased royalties caused by the Colstrip contract price changes discussed in the nine months ended discussion. SG&A expenses decreased primarily as a result of lower legal costs. Decreased taxes other than income taxes caused by the reduced prices and a property tax refund at the Jewett mine were partially offset by higher volumes at the Rosebud mine.

Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue (excluding intersegment revenues) and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$ (3)
		-volume	 (49)%
		-price/bbl	 (40)%

	Natural gas	-revenue	$ 26
		-volume	 139%
		-price/Mcf	 (22)%

	Miscellaneous 	-revenue	$ (1)


	Income from oil and natural gas operations increased by $1,600,000 over the third quarter of 1997. Revenues and expenses were higher for the same reasons mentioned in the nine months ended discussion above.

Independent Power Operations:

Revenues from independent power operations, for the third quarter 1998, increased $17,800,000 primarily as a result of the contract settlement and higher earnings from other unconsolidated investments mentioned in the nine months ended discussion. In addition, there was a $4,600,000 reduction in operating expenses due to the reimbursement of project development costs of a new domestic investment opportunity which were expensed during the first six months of 1998. Offsetting the increase was an increase in the amortization of independent power investments of $5,000,000.

Telecommunications Operations:

	For the quarter, revenues and expenses from telecommunications operations increased for the same reasons presented in the nine months ended discussion.

Other Operations:

	As discussed above, changes to revenues and expenses in other operations are primarily the result of the electric trading activities of Montana Power Trading and Marketing Company and the Company's shared administrative service functions.

Interest Expense and Other:

Interest expense increased for the same reasons noted in nine months ended discussion above.

Other (income) and deductions - net decreased primarily due to lower interest income.

Income Taxes:

The increase in income taxes resulted from the increase in pre-tax income and an increase in the effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities --

Net cash provided by operating activities was $197,823,000 during the period compared to $143,624,000 in the first nine months of 1997. The current year increase of $54,199,000 was due primarily to higher 1998 Nonutility revenues and a $30,000,000 loan to a third party made in 1997 which were partially offset by 1998 construction costs which will be reimbursed in future periods.

An arbitration panel ruled July 28, 1998 that the Bonneville Power Administration (BPA) breached its purchase power contract with Tenaska Washington Partners II, L.P. The Montana Power Company's wholly owned subsidiary, Continental Energy Services, owns a 25 percent interest in the Tenaska partnership. The Company received $43,800,000 on November 12, 1998. The settlement will be recognized as income in the fourth quarter results of operations.

	The Company has received interest from customers in exercising options to prepay for capacity on Touch America's fiber network. Such prepayments would result in a benefit to the Company in accelerated cash flows and to customers who earn a discount.

One Touch America customer has provided notice to exercise an option allowing prepayment of all amounts due for the remaining initial term of the contract. If the lump sum payment is received as anticipated in early January 1999, the Company expects to record the amount, currently estimated between $200,000,000 and $300,000,000, as deferred revenue to be amortized over the remaining term. The income tax impacts on such prepayments are usually incurred at the time the prepayment is received.


Investing Activities --

Net cash used for investing activities was $103,665,000 during the period compared to $152,636,000 in the first nine months of 1997. The current year decrease of $48,971,000 was due primarily to the decrease in capital expenditures resulting from a 1997 oil and gas plant acquisition and hydroelectric license costs capitalized in 1997. The current year decrease was partially offset by the lack of property sales which occurred in 1997.

	Forecasted capital expenditures for 1998 are as follows:

			Forecasted
			1998
	Thousands of Dollars

	Utility		$	83,000
	Nonutility		143,000
	Total	$	226,000

Financing Activities --

On January 2, 1998, the Company used short-term borrowings to retire $16,000,000 in sinking fund debentures.

	On April 6, 1998, the Company issued $60,000,000 of floating rate Medium Term Notes, Series B, due April 6 2001, the proceeds of which were used to reduce outstanding debt.

The Company's consolidated borrowing ability under its Revolving Credit and Term Loan Agreements was $178,400,000, of which $94,100,000 was unused at September 30, 1998. The unused amount excludes $50,000,000 under the Agreements which is currently being used to back a like amount of commercial paper.

	The Company is evaluating the potential uses for the proceeds from the sale of generation assets including investing in current businesses, primarily telecommunications, as well as a repurchase of common stock and possible debt repayment.

	The Company's Board of Directors has authorized a share repurchase program over the next five years to repurchase up to 10 million shares, or 18
percent, of the Company's outstanding common stock.  	As of the end of the
third quarter 1998, Montana Power had 55,024,778 common shares outstanding. The repurchase of common stock may be made, from time to time, on the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities.


SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended September 30, 1998, the Company's ratio of earnings to fixed charges was 3.15 times. Fixed charges include interest, distributions on preferred securities of a subsidiary trust, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.

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

YEAR 2000 COMPLIANCE:

As the year 2000 approaches, most companies face a potentially serious problem resulting from the possible failure of computer software programs and other operational electronic systems to recognize calendar dates beyond the year 1999. The Year 2000 issue relates to the ability of systems, including computer hardware, software, and embedded microprocessors, to properly interpret date information relating to the year 2000 and beyond. Many existing systems, including some of the Company's systems, use only the last two digits to refer to a year. Therefore, these systems may not properly recognize a year that begins with "20" instead of "19". If not corrected, these systems could fail or create erroneous results.

The Company has developed a corporate-wide strategy and has established an executive Year 2000 Steering Committee to oversee the "Year 2000" issue. The corporate-wide strategy is broken into four phases. The first phase is to develop an inventory of all information technology (IT) systems, including third party computer hardware and software vendors, and non-information (non-
IT) systems, including embedded electronic microprocessors. The second phase of the plan is to conduct certain analysis to determine the system's Year 2000 readiness. The third phase is to replace/repair and test the systems to ensure the availability and integrity of the systems. The fourth phase is to implement the changes made during previous phases, which also includes developing a contingency plan to address further potential failures of the systems. The Company expects all necessary modifications and testing of its critical IT and critical non-IT systems to be completed by July 1, 1999.

The Company established a project team within its central Information
Services (IS) Department to ensure that all of its critical IT systems will be year 2000 ready before 2000. The IS Department began addressing the issue in
1993.   Currently, the inventorying of the IT systems is 90 to 100 percent completed. Analysis of the inventory is 80 to 90 percent completed. Replacement/repair and testing of the IT systems is 50 to 75 percent completed, and contingency plans are being developed.

In January 1998, the Company formally began the process of identifying the non-IT systems that could be affected by this issue. The senior vice presidents of the Company's two divisions and the officers of the various business units have been given the responsibility for addressing these operational/process control issues as they relate to the year 2000. Currently, inventorying of non-IT systems is 80 percent completed. Analysis of the inventory is 70 percent completed. Replacement/repair and testing of the non-IT systems is estimated to be 40 percent completed, and approximately 50 percent of the contingency plans are in place while other plans are still being developed.

The year 2000 issue may also impact other entities with which the Company transacts business or with which the Company's electric and natural gas systems are interconnected. Currently, the Company is approximately 25% complete in contacting suppliers, vendors, and key customers to assess their year 2000 readiness. The Company and other electric and natural gas service providers are evaluating potential Year 2000 risks resulting from interconnected electric, natural gas, and informational systems. Such interconnected systems are critical to the reliability and integrity of each interconnected service provider. It is possible that the failure of one such interconnected provider to achieve Year 2000 compliance could disrupt the provision of service by others. The Company and other providers are working together in an effort to avoid such disruptions. The North American Electric Reliability Council (NERC) is facilitating the preparations of electric systems in North America for operation into the year 2000. As part of its Year 2000 program, NERC monitors the monthly progress of industry efforts to prepare critical systems for the year 2000. NERC has proposed national drills in April and September 1999 to assess industry preparation. It is anticipated that the Company will participate in such drills.

The Company has spent approximately $2,000,000 in the aggregate to address the Year 2000 issue. Although it is not currently possible to estimate the overall cost of required modifications, the Company presently believes that the ultimate cost of this work will not have a material effect on the Company's current financial position, liquidity or results of operations.

As previously discussed above, the IS Department is finalizing contingency plans for their critical IT systems. Critical non-IT portions of the Company have, or are preparing, contingency plans. Since service procedures exist for equipment failures, the contingency plans will rely on procedures that are already in place. The worst case Year 2000 scenario would be that customers experience short interruptions in service.

PART II
OTHER INFORMATION


ITEM 1.	Legal Proceedings

Houston Lighting and Power Lignite Sales Agreement Dispute

Refer to Part 1, "Notes to the Consolidated Financial Statements -
Note 2" for additional information pertaining to legal proceedings.


ITEM 5.	Other Information

	(a)	Arbitration Panel Rules Against Bonneville Power Administration

An arbitration panel ruled July 28, 1998 that the Bonneville Power Administration (BPA) breached its purchase power contract with Tenaska Washington Partners II, L.P. (Tenaska). The panel ruled that Tenaska was entitled to lost profit damages and awarded monetary damages, including interest to date, of approximately $160,000,000. BPA was also required to pay all arbitration costs associated with the three-judge panel who heard the matter. The Montana Power Company's wholly owned subsidiary, Continental Energy Services (Continental), owns a 25 percent interest in the Tenaska partnership. The Company received $43,800,000 on November 12, 1998. The settlement will be recognized in income in the fourth quarter results of operations.

	The dispute arose in 1995 when BPA informed Tenaska that it would not honor its obligation under the contract. At the time of the breach, approximately 70% of the project costs had been committed by Tenaska to build the 248-megawatt natural gas-fired electric generating plant at Frederickson, Washington. During the past three years, all of the third party damage issues that were part of Tenaska's original claim were resolved or settled by a payment from BPA. Earlier this year, BPA accepted assignment of the partially completed plant and physical assets on the site, which helped resolve another significant issue in dispute.


ITEM 6.	Exhibits and Reports on Form 8-K:


(a)	Exhibits 	Incorporation by Reference
				  Previous
			 Previous	   Exhibit
			  Filing  	 Designation

		Exhibit 2	Asset purchase agreement	1-4566	2a
					Form 8-K
					Dated
					November 2,
					1998

		Exhibit 10a	Colstrip Unit #3 Wholesale	1-4566	10a
			Transmission Service Agreement	Form 8-K
			(Exhibit F-1 to the Asset	Dated
			Purchase Agreement)	November 2,
					1998

		Exhibit 10b	Non-Colstrip Unit #3 Wholesale	1-4566	10b
			Transmission Service Agreement	Form 8-K
			(Exhibit F-2 to the Asset	Dated
			Purchase Agreement)	November 2,
					1998

		Exhibit 10c	Generation Interconnection	1-4566	10c
			Agreement (Exhibit G to the	Form 8-K
			Asset Purchase Agreement)	Dated
					November 2,
					1998

		Exhibit 10d	Equity Contribution Agreement	1-4566	10d
					Form 8-K
					Dated
					November 2,
					1998

		Exhibit 12	Computation of ratio of earnings
			to fixed charges for the twelve
			months ended September 30, 1998.

		Exhibit 27	Financial data schedule


(b)		Reports on Form 8-K

		DATED				SUBJECT
	July 28, 1998		Item 5. Other Events.  Discussion of
Second Quarter Net Income.

			Item 7. Exhibits. Consolidated Statements of Income for the Quarters Ended June 30,
1998 and 1997 and for the Twelve Months
Ended June 30, 1998 and 1997. Utility
Operations Schedule of Revenues and
Expenses for the Quarters Ended June  30,
1998 and 1997 and the Twelve Months Ended
June 30, 1998 and 1997. Nonutility
Operations Schedule of Revenues and
Expenses for the Quarters Ended June 30,
1998 and 1997 and the Years Twelve Months
Ended June 30, 1998 and 1997.

	August 24, 1998		Resolution of Colstrip Units 3 & 4 coal
price disputes and decision to exit
electric commodity trading and marketing activities.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		THE MONTANA POWER COMPANY
	(Registrant)

	By /s/ J. P. Pederson
		J. P. Pederson
Vice President and Chief
	Financial and Information
	Officer

Dated:  November 16, 1998

EXHIBIT INDEX


Exhibit 2
Asset purchase agreement

Exhibit 10a
Colstrip Unit #3 Wholesale
Transmission Service Agreement
(Exhibit F-1 to the Asset
Purchase Agreement)

Exhibit 10b
Non-Colstrip Unit #3 Wholesale
Transmission Service Agreement
(Exhibit F-2 to the Asset
Purchase Agreement)

Exhibit 10c
Generation Interconnection
Agreement (Exhibit G to the
Asset Purchase Agreement)

Exhibit 10d
Equity Contribution Agreement

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended September 30, 1998

Exhibit 27
Financial data schedule