Form 10-Q
period 1999-03-31
MONTANA POWER CO /MT/
filed 1999-05-17
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

	On May 11, 1999, the Company had 55,082,630 shares of common stock outstanding.

	PART I
	ITEM 1 - FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

					For Three Months Ended
				March 31,	March 31,
					1999			1998
					Thousands of Dollars
REVENUES		$	321,768	$	294,050

EXPENSES:
	Operations		153,560	128,427
	Maintenance		19,630	19,782
	Selling, general, and administrative		33,143	29,367
	Taxes other than income taxes		25,768	25,525
	Depreciation, depletion and amortization			27,754
	27,086
					259,855		230,187

INCOME FROM OPERATIONS		61,913	63,863

INTEREST EXPENSE AND OTHER INCOME:
	Interest		13,629	14,504
	Distributions on mandatorily redeemable preferred
		securities of subsidiary trust			1,373		1,373
	Other (income) deductions-net			(3,869)		(1,729)
				11,133	14,148

INCOME TAXES			16,956		13,848

NET INCOME		33,824	35,867

DIVIDENDS ON PREFERRED STOCK			923		923

NET INCOME AVAILABLE FOR COMMON STOCK		$	32,901	$	34,944

AVERAGE NUMBER OF COMMON SHARES
	OUTSTANDING - BASIC (000)		55,073	54,875

BASIC EARNINGS PER SHARE OF COMMON STOCK		$	0.60	$	0.64

AVERAGE NUMBER OF COMMON SHARES
	OUTSTANDING - DILUTED (000)			55,399		54,971

DILUTED EARNINGS PER SHARE OF COMMON STOCK		$	0.59	$	0.64

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET



	A S S E T S
				March 31,	December 31,
					1999			1998
					Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
		UTILITY PLANT (includes $37,499 and $37,966
			plant under construction)
			Electric		$	1,847,723	$	1,841,855
			Natural gas			404,384		404,992
					2,252,107	2,246,847
		Less - accumulated depreciation and depletion			749,031
		732,385
				1,503,076	1,514,462
	NONUTILITY PROPERTY (includes $13,437 and $10,990
		property under construction)	880,661	864,981
	Less - accumulated depreciation and depletion			308,878
	297,933
					571,783		567,048
				2,074,859	2,081,510

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		25,544	24,268
	Reclamation fund		41,987	41,542
	Other			85,232		84,256
				152,763	150,066

CURRENT ASSETS:
	Cash and temporary cash investments		219,746	10,116
	Accounts receivable		144,160	170,652
	Notes receivable		32,909	29,089
	Materials and supplies (principally at average cost)		42,056
	42,292
	Prepayments and other assets		61,594	57,331
	Deferred income taxes			18,758		18,755
				519,223	328,235

DEFERRED CHARGES:
	Advanced coal royalties		13,749	14,312
	Regulatory assets related to income taxes		121,734	121,735
	Regulatory assets - other		154,465	154,193
	Other deferred charges			79,266		78,044
					369,214		368,284


				$	3,116,059	$	2,928,095

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S

				March 31,	December 31,
					1999			1998
					Thousands of Dollars
CAPITALIZATION:
		Common shareholders' equity:
			Common stock (120,000,000 shares authorized;
				55,079,362 and 55,060,520 shares issued)		$
	702,879	$	702,511
			Retained earnings and other shareholders' equity
	441,165	430,309
			Accumulated other comprehensive income		(20,052)
	(20,717)
			Unallocated stock held by trustee for
				Retirement savings plan			(22,599)
	(23,298)
					1,101,393	1,088,805

		Preferred stock		57,654	57,654
		Company obligated mandatorily redeemable preferred
			securities of subsidiary trust, which holds solely,
			company junior subordinated debentures		65,000
	65,000
	Long-term debt			727,729		698,329
				1,951,776	1,909,788

CURRENT LIABILITIES:
	Short-term borrowing		-	69,820
	Long-term debt - portion due within one year		41,344	96,292
	Dividends payable		22,747	22,765
	Income taxes		47,358	24,857
	Other taxes		69,124	51,777
	Accounts payable		81,951	97,197
	Interest accrued		13,701	13,156
	Accrued lease payments		7,920	-
	Other current liabilities			42,074		40,087
				326,219	415,951

DEFERRED CREDITS:
	Deferred income taxes		306,952	323,906
	Investment tax credit		34,530	35,175
	Accrued mining reclamation costs		131,015	129,558
	Other deferred credits			365,567		113,717
					838,064		602,356

CONTINGENCIES AND COMMITMENTS (Notes 2 and 5)
				$	3,116,059	$	2,928,095

The accompanying notes are an integral part of these statements.


THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
					For Three Months Ended
				March 31,	March 31,
					1999			1998
					Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$	33,824	$	35,867
	Adjustments to reconcile net income to net cash
		provided by operating activities:
		Depreciation, depletion, and amortization		27,754	27,086
		Deferred income taxes		(16,954)	(2,218)
		Noncash earnings from equity basis investments		(6,533)
	(3,490)
		Other - net		3,963	6,128
		Changes in other assets and liabilities:
			Accounts receivable		26,492	(27,326)
			Income taxes payable		22,501	19,439
			Deferred revenue and other		251,850	420
			Other assets and liabilities			2,901		23,092

		Net cash provided by operating activities			345,798
	78,998

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(23,764)	(28,900)
	Sales of property and investments		6,536	11,091
	Additional investments			(843)		(484)

		Net cash used by investing activities			(18,071)
	(18,293)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid		(22,947)	(22,847)
	Sales of common stock		321	4,294
	Issuance of long-term debt		31,048	2,743
	Retirement of long-term debt		(56,699)	(3,320)
	Net change in short-term borrowing			(69,820)		(32,476)

		Net cash used by financing activities			(118,097)
	(51,606)

CHANGE IN CASH FLOWS		209,630	9,099
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			10,116
	16,706
CASH AND CASH EQUIVALENTS, END OF PERIOD		$	219,746	$	25,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Three Months For:
		Income taxes, net of refunds		$	113	$	8,546
		Interest		3,197	14,742

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying consolidated financial statements of the Company for the interim periods ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, reflect all normal recurring accruals necessary for a fair statement of the results of operations for those interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters which would be included in full fiscal year financial statements; therefore, they should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

	Certain reclassifications have been made to the prior year amounts to make them comparable to the 1999 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 1 -- DEREGULATION AND ASSET DIVESTITURE, AND OTHER REGULATORY MATTERS:

The electric and natural gas utility businesses are in transition to competition where energy commodity products and related services are marketed directly to wholesale and retail customers. The Montana electric and natural gas restructuring and customer choice laws, passed in 1997, provide for choice of electricity and natural gas suppliers to all customers no later than July 1, 2002. Through March 1999 approximately 232 natural gas customers, representing approximately 54 percent of the Utility's pre-choice natural gas supply load have chosen alternate suppliers. Also through March 1999, approximately 79 electric customers, representing approximately 24 percent of the Utility's pre-choice electric load have chosen alternate suppliers.

As required by the electric legislation, the Company filed a comprehensive transition plan with the Montana Public Service Commission (PSC) in July 1997. Initial hearings on the filing began in April 1998 and the issues involved in the restructuring filing were separated into groups. The PSC rendered a decision in June 1998 on the issues relating to customer choice for the large industrial group and the pilot programs. Prior to July 1999, the Company will file a case with the PSC to resolve the remaining (Tier II) issues. These issues specifically include recovery/treatment of above-market qualifying facility power-purchase contract costs and regulatory assets associated with the generation business, and a review of the Company's sale of its generation assets, including the treatment of sale proceeds in excess of the book value of the assets. A decision on these issues is expected within nine months of the filing.

On March 30, 1998, the Company submitted a filing with the Federal
Energy Regulatory Commission (FERC) requesting increased rates for bundled wholesale electric service to two rural electric cooperatives. This issue, along with a rate filing for FERC transmission rates, was resolved through a settlement between the Company, FERC and the intervenors in March 1999. The settlement results in no change in rates charged for bundled wholesale electric service, however, one customer retained the right to continue with its complaint filed with FERC seeking a rate reduction. Transmission rates were increased as a result of the settlement, which is expected to have a positive impact on the results of transmission operations.

The Company also expects to file a general rate case for bundled natural gas rates, which could become effective once the two-year rate moratorium ends in October 1999. A decision on the filing is expected within nine months of the filing.


NOTE 2 - CONTINGENCIES:

The Company is required by an order of FERC to implement a plan to mitigate the impact of Kerr Project operations on fish, wildlife, and habitat. Implementation will require payments of approximately $135,000,000 between 1985 and 2020, the license term. The net present value of the total payments, assuming a 9.5 percent discount rate, is approximately $57,000,000, an amount the Company recognized as license costs in plant and long-term debt in the Consolidated Balance Sheet in 1997. Included in the $135,000,000 is a payment of approximately $15,600,000 to fund the Fish and Wildlife Implementation Strategy for the 1985 to 1997 period.

	FERC's order is subject to judicial review by the United States Court of Appeals for the District of Columbia Circuit. Pursuant to a related FERC order, the Company is not obligated to pay approximately $15,600,000 to fund the Fish and Wildlife Implementation Strategy for the period from 1985 to 1997 while the order is subject to judicial review.

In November 1992, the Company applied to FERC to relicense nine Madison and Missouri River hydroelectric projects, a generating capacity of 292 MWs (Project 2188). The net present value of the cost of environmental mitigation proposed by FERC's staff in the license proceeding is approximately $162,000,000. A license order is expected in late 1999 or early 2000.

The Kerr Project and Project 2188 are assets to be sold under the terms of the definitive Asset Purchase Agreement for the Company's sale of its generation assets. For further information on the sale of the Company's interest in the generating facilities see Note 1 - "Deregulation and Asset Divestiture and Other Regulatory Matters". At closing of the sale, PP&L Global, Inc. (PP&L Global) will assume the obligation to make payments required to comply with the license conditions. The Company, however, retained the obligation to make (i) the $15,600,000 payment for the Fish and Wildlife Implementation Strategy referred to above and (ii) to the extent not reimbursed by PP&L Global through the capital and maintenance budget to be agreed upon by the Company and PP&L Global, other payments regarding "pre-closing" license compliance expenditures.

Houston Lighting & Power (Reliant Energy), the purchaser of lignite produced by Northwestern Resources Co. (Northwestern), a Company subsidiary, settled litigation regarding the terms of the Lignite Supply Agreement (LSA) between it and Northwestern. The LSA governs the delivery of approximately 9,000,000 tons of lignite per year and is effective until July 29, 2015. Northwestern realizes revenues of approximately $25,000,000 per year from management and dedication fees under LSA terms. Under the terms of the settlement, lignite prices will continue to be set under the pre-settlement LSA pricing terms until June 30, 2002. Reliant Energy will pay from July 1, 2002 through July 30, 2015, the lesser of a redetermined price set to be competitive with Powder River Basin Coal supplies, or the price that would have otherwise been paid under the pre-settlement LSA pricing terms. Reliant Energy and Northwestern are negotiating terms to amend the LSA and implement the settlement.

The Company and its subsidiaries are party to various other legal claims, actions, and complaints arising in the ordinary course of business. Management does not expect disposition of these matters to have a material adverse effect on the Company's consolidated financial position or its consolidated results of operations.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS:

The Company has a formal policy regarding the execution, recording, and reporting of derivative financial instruments related to the marketing and trading of electricity, oil, natural gas, and natural gas liquids. The purpose of the policy is to manage a portion of the price risk associated with its nonutility producing assets, firm-supply commitments, and natural gas transportation agreements. The Company uses derivative financial instruments primarily as hedging instruments to help achieve earnings targets, reduce earnings volatility, and provide more stabilized cash flows. When fluctuations in natural gas and crude oil market prices result in value to the Company with respect to derivative financial instruments into which it has entered, the Company is exposed to credit risk relating to the nonperformance by counterparties of their obligations to make payments under the agreements. Such risk to the Company is mitigated by the fact that the counterparties, or the parent companies of such counterparties, are investment grade financial institutions. The Company does not anticipate any material impact to its financial position, results of operations, or cash flows as a result of nonperformance by counterparties.

To manage a portion of nonutility price risk, the Company uses a variety of derivative financial instruments including crude oil and natural gas swap and option agreements to hedge revenue from anticipated production of crude oil and natural gas reserves, supply costs, and transportation commitments to its firm markets. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and a variable price of oil or natural gas when the hedged transaction is settled. The variable price is either a crude oil or natural gas price quoted on the New York Mercantile Exchange or a quoted natural gas price in Inside FERC's Gas Market Report or other recognized industry index. These variable prices are highly correlated with the market prices received by the Company for its natural gas and crude oil production or paid by the Company for commodity purchases. Under option agreements, the Company makes or receives monthly payments at the settlement date based on the differential between the actual price of oil or natural gas and the price established in the agreement depending on whether the Company sells or buys the option. At March 31, 1999, the Company had no derivative financial instruments that qualify as hedges with respect to crude oil. The Company had swap and option agreements on approximately 0.34 Bcf of nonutility natural gas, or 2 percent of its expected production from proved, developed, and producing nonutility natural gas reserves through October 1999. The Company had swap and option agreements to hedge approximately 21.8 Bcf of nonutility natural gas, or 52 percent of its expected delivery obligations under long-term natural gas sales contracts through December 2000. In addition, the Company had swap and option agreements to hedge approximately 10.7 Bcf, or 20 percent, of its nonutility natural gas pipeline transportation obligations under contracts through December 2000.

The Company accounts for certain derivative financial transactions through hedge accounting. The Company designates all of its derivative financial instruments that qualify for hedge accounting as fair value hedges. A fair value hedge is based on the following criteria:


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

Gains or losses from these derivative financial instruments are reflected in operating revenues on the Consolidated Statement of Income at the same time as the recognition of the revenue or expense associated with the underlying hedged item. If the Company determines that any portion of the underlying hedged item will not be produced or purchased, the unmatched portion of the instrument is marked-to-market and any gain or loss is recognized in the Consolidated Statement of Income. If the Company terminates a hedging instrument prior to the date of the anticipated natural gas or crude oil production, commodity purchase, or transportation commitment, the gain or loss from the agreement is deferred in the Consolidated Balance Sheet at the termination date. At March 31, 1999, the Company had no material deferred gains or losses related to these transactions.

	The Company also has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge interest rate exposure on floating rate debt, foreign currency and natural gas price fluctuations. At March 31, 1999, the Company believes it would not experience any materially adverse impacts from the risks inherent in these instruments.

	During 1998, the Emerging Issues Task Force (EITF) of the FASB released Issue 98-10 (EITF 98-10), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". EITF 98-10 addresses the accounting for energy contracts and requires that energy contracts entered into under "trading activities" be marked to market with the gains or losses shown net in the income statement. EITF 98-10 is effective for the fiscal years beginning after December 15, 1998. The Company adopted EITF as of January 1, 1999 and accordingly marked all of its "trading activities" contracts to market as of March 31, 1999 and recognized a corresponding loss that was not material in the results of operations for the quarter. The cumulative effect on prior year's financial position, of the adoption of EITF 98-10 was also not material.

NOTE 4 - COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST:

	Montana Power Capital I (Trust) was established as a wholly owned business trust of the Company for the purpose of issuing common and preferred securities (Trust Securities) and holding Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) issued by the Company. The Trust has issued 2,600,000 units of 8.45 percent Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45 percent of the liquidation preference value of $25 per security. The sole asset of the Trust is $67,000,000 of Subordinated Debentures, 8.45 percent Series due 2036, issued by the Company. The Trust will use interest payments received on the Subordinated Debentures it holds to make the quarterly cash distributions on the QUIPS.

NOTE 5 - COMMITMENTS:

	The Company has contracts to sell electricity with terms expiring over the next five years. One such contract includes a fixed-price for a portion of the deliveries. When the sale of the Company's generation assets is finalized, and to the extent that this contract is not addressed in the electric restructuring transition process, the Company will be subject to the commodity price risks associated with supplying that portion of the contract. However, due to the uncertainties relating to the other potential resources to supply the contract, the timing of the sale of the generation assets and the eventual outcome of the electric restructuring process, the Company cannot determine at this time the potential effects of this contract on the Company's future results of operations.

NOTE 6 - LONG-TERM DEBT

On February 1, 1999, the Company used the proceeds from asset backed securities issued by the MPC Natural Gas Funding Trust to retire $55,000,000 of 7.7 percent First Mortgage Bonds.

NOTE 7 - COMPREHENSIVE INCOME

	Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income defines comprehensive income as change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 requires that an enterprise report all components of comprehensive income in the period in which they are recognized. These components are net income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principle. Other comprehensive income includes foreign currency translations, adjustments of minimum pension liability, and unrealized gains or losses on certain investments in debt and equity securities.

For the three-month periods ended March 31, 1999 and 1998, the Company's sole item of other comprehensive income were foreign currency translation adjustments of ($665,000) and $3,900,000, respectively, to retained earnings. There were no current income tax effects resulting from the adjustments. The 1998 adjustment included both the change in the valuation of the assets of the Company's Canadian operations, and a change in the rate used to adjust certain Canadian assets. When the assets were transferred from the Company's Utility operations to the Nonutility operations, and removed from utility rate base, they were converted to U.S. dollars using current foreign currency exchange rates which resulted in a decrease of approximately $5,100,000 in retained earnings in 1998.

NOTE 8 - INFORMATION ON INDUSTRY SEGMENTS

Operations Information:
	               Three Months Ended
	                 March 31, 1999
	             Thousands of Dollars

UTILITY
	 Electric 	Natural Gas
Sales to unaffiliated customers		$  116,534	$   40,345
Intersegment sales		3,689	199
Pretax operating income		29,674	10,140
Capital expenditures		8,024	-
Identifiable assets		1,575,186	392,195

NONUTILITY
		  Oil and  	Independent
	  Coal*  	Natural Gas	  Power**

Sales to unaffiliated customers		$   43,438	$    68,809	$    18,234
Intersegment sales		9,904	4,400	238
Pretax operating income		7,746	3,441	667
Capital expenditures		1,634	10,314	246
Identifiable assets		236,726	296,810	110,028

NONUTILITY (continued)
	    Tele-
	Communications	  Other

Sales to unaffiliated customers		$    19,775	$   7,876
Intersegment sales		228	441
Pretax operating income (loss)		5,319	(1,832)
Capital expenditures		5,540	13
Identifiable assets		194,159	66,403

CORPORATE

Capital expenditures		$      408
Identifiable assets		244,552

RECONCILIATION TO CONSOLIDATED
	  Segment  		Consolidated
	  Total  	Adjustments***	   Total

Sales to unaffiliated customers		$  315,011	-	$  315,011
Intersegment sales		19,100	$  (19,100)	-
Pretax operating income		55,156	-	55,156
Capital expenditures		26,179	(2,415)	23,764
Identifiable assets		3,116,059	-	3,116,059

*	Sales under one coal contract with a single customer amounted to
$28,016,000.

**	The Independent Power segments are dependent on a single customer and two customers,
respectively, the losses of which would have a material adverse effect on the segments.

***	Identifiable assets excludes intersegment receivables which are eliminated for
consolidation.  The adjustments include certain eliminations between the business
segments.


Operations Information:
	               Three Months Ended
	                 March 31, 1999
	             Thousands of Dollars

UTILITY
	 Electric 	Natural Gas

Sales to unaffiliated customers		$  116,798	$   41,044
Intersegment sales		996	130
Pretax operating income		30,655	12,372
Capital expenditures		11,286	-
Identifiable assets		1,616,122	381,663

NONUTILITY
		  Oil and  	Independent
	  Coal*  	Natural Gas	  Power**

Sales to unaffiliated customers		$   43,426	$   48,627	$   18,576
Intersegment sales		10,198	4,746	569
Pretax operating income (loss)		7,382	3,474	(1,887)
Capital expenditures		1,009	12,850	142
Identifiable assets		237,388	272,203	142,813

NONUTILITY (continued)
	     Tele-
	Communications**	  Other

Sales to unaffiliated customers		$   20,680	$   1,266
Intersegment sales		251	264
Pretax operating income (loss)		9,493	(1,259)
Capital expenditures		4,729	234
Identifiable assets		119,419	31,027

CORPORATE

Capital expenditures		$       2
Identifiable assets		33,916

RECONCILIATION TO CONSOLIDATED
	  Segment  		Consolidated
	  Total  	Adjustments***	   Total

Sales to unaffiliated customers		$  290,417	        	$  290,417
Intersegment sales		17,154	$  (17,154)	-
Pretax operating income		60,230	-	60,230
Capital expenditures		30,252	(1,352)	28,900
Identifiable assets		2,834,551	-	2,834,551

*	Sales under one coal contract with a single customer amounted to
$25,104,000.

**	The Telecommunications and Independent Power segments are dependent on a single
customer and two customers, respectively, the losses of which would have a material
adverse effect on the segments.

***	Identifiable assets excludes intersegment receivables which are eliminated for
consolidation.  The adjustments include certain eliminations between the business
segments.


NOTE 9 - SHAREHOLDERS' EQUITY

In 1998, the Company's Board of Directors authorized a share repurchase program over the following five years to repurchase up to 10,000,000 shares, or 18 percent, of the Company's outstanding common stock. As of May 11, 1999, the Company had 55,082,630 common shares outstanding. The repurchase of common stock may be made, from time to time, on the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities.

Pursuant to this authorization, the Company entered into a Forward Equity Acquisition Transaction (FEAT) program with a bank that provides the Company with an option to acquire up to 2,500,000 shares of its common stock, but not to exceed $125,000,000. In accordance with this agreement, in early May 1999, the bank acquired 120,000 shares of Company stock at prices ranging from $63.45 to $65.25.
The FEAT can be settled from time to time, at the Company's election, on either a full physical or net share settlement basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. The maturity date on the FEAT program is October 31, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	This discussion should be read in conjunction with the management's discussion included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Safe Harbor for Forward-Looking Statements:

	The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance and underlying assumptions and other statements, which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates", "estimates", "expects", "intends", "believes," and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

	Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning the Company's revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, planned capital expenditures, financing needs and availability, changes in the utility industry, and the impacts of the year 2000 issue. Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include general economic and weather conditions in the areas in which the Company has operations, competitive factors and the impacts of restructuring in the electric, natural gas, and telecommunications industries, sanctity and enforceability of contracts, market prices, environmental laws and policies, federal and state regulatory and legislative actions, drilling successes in oil and natural gas operations, changes in foreign trade and monetary policies, laws and regulations related to foreign operations, tax rates and policies, rates of interest and changes in accounting principles or the application of such principles to the Company.

Results of Operations:

	The following discussion presents significant events or trends that have had an effect on the operations of the Company or which are expected to have an impact on operating results in the future.

For the Quarters Ended March 31, 1999 and 1998:

Net Income Per Share of Common Stock (Basic):

	The Company reported consolidated net income of $0.60 per share for the quarter ended March 31, 1999, compared to first-quarter earnings of $0.64 per share a year earlier.

	For the quarter, utility earnings were 25 cents a share compared to 34 cents in the first quarter of 1998, while nonutility earnings were 35 cents a share compared to 30 cents a year earlier.

	Utility earnings were lower than anticipated for the quarter and 28 percent below last year, principally because of 15 percent warmer weather than normal for this year's primary heating months compared to 9 percent warmer weather than normal for the same period in 1998. Utility income also was adversely impacted by lower than expected wholesale power prices in the Pacific Northwest and an increased effective income tax rate.

	Natural gas utility earnings decreased due to the warmer weather; offset somewhat by increased customer growth. Increases in electric utility earnings due to higher sales of excess generation and more customers were offset by the warmer weather and increased electric transmission expenses associated with the higher off system sales.

In January 1999, a telecommunications customer exercised its option to prepay the remaining 12-year initial term of a capacity agreement. The $257,000,000 prepayment is being recognized in revenues over the remaining term of the agreement, but because the amount was discounted for early payment, income in the first quarter of 1999 was approximately 3 cents per share lower than the same period a year ago.
The prepayment will result in an annual decrease in telecommunications revenues of approximately $24,000,000 in each year compared to 1998.

	The prepayment improved first-quarter investment income for the corporation by
$2,500,000, but reduced Touch America's operating earnings for the same period by approximately $5,000,000. Touch America's other long distance, private line, and equipment services revenues increased more than 40 percent, but the increase was reduced by higher operations expenses, especially increased payments to other carriers, half of which were one time charges.

	Operating income from independent power investments increased $6,000,000 in the first quarter of 1999 compared to the same period a year earlier due to improved operations of generating plants in which Continental Energy Services holds an equity interest, a fuel contract settlement at one of these plants and lower project development costs. Earnings also benefited from a tax settlement of approximately
$1,200,000 with the State of New York. Coal, oil, and gas operations income remained stable.

	Coal earnings increased slightly for the first quarter of 1999 when compared to the same period in 1998. A 5 percent increase in volumes along with a reduction in depreciation expenses contributed to the business unit's improvement. Lower coal prices, resulting from last year's settlement of disputes with buyers, offset most of the improvement.

	Earnings from nonutility oil and gas operations were flat as increased natural gas production and prices received were offset by decreases in oil production and prices, and increases in operating expenses.

	For comparative purposes, the following table shows the breakdown of consolidated net income per share by principal business segment.



	Quarter Ended
	March 31,	March 31,
		1999		1998

	Utility operations	$	0.25	$	0.34
	Nonutility operations		0.35		0.30
		Consolidated	$	0.60	$	0.64



UTILITY OPERATIONS
					For Three Months Ended
				March 31,	March 31,
					1999			1998
					Thousands of Dollars

ELECTRIC UTILITY:
REVENUES:
	Revenues			$116,534	$	116,798
	Intersegment revenues			3,690		996
				120,224	117,794

EXPENSES:
	Power supply		38,687	39,967
	Transmission and distribution		11,677	8,584
	Selling, general, and administrative		13,753	13,306
	Taxes other than income taxes		12,754	12,097
	Depreciation and amortization			13,679		13,185
					90,550		87,139

	INCOME FROM ELECTRIC OPERATIONS		29,674	30,655

NATURAL GAS UTILITY:

REVENUES:
	Revenues (other than gas supply cost revenues)		26,293	26,666
	Gas supply cost revenues		14,052	14,378
	Intersegment revenues			199		130
				40,544	41,174

EXPENSES:
	Gas supply costs		14,052	14,378
	Other production, gathering, and exploration		793	645
	Transmission and distribution		3,636	3,635
	Selling, general, and administrative		5,755	4,568
	Taxes other than income taxes		3,817	3,372
	Depreciation, depletion, and amortization			2,351		2,204
					30,404		28,802

	INCOME FROM NATURAL GAS OPERATIONS		10,140	12,372

INTEREST EXPENSE AND OTHER INCOME:

	Interest		14,438	13,445
	Distributions on mandatorily redeemable preferred
		securities of subsidiary trust			1,373		1,373
	Other (income) deductions - net			(1,284)		(116)
					14,527		14,702

INCOME BEFORE INCOME TAXES		25,287	28,325

INCOME TAXES			10,674		8,456

DIVIDENDS ON PREFERRED STOCK			923		923

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	13,690	$
	18,946


UTILITY OPERATIONS:

	Weather affects the demand for electricity and natural gas, especially among residential and commercial customers. Very cold winters increase demand, while mild weather reduces demand. The weather's effect is measured using degree-days. A degree-day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees. Heating degree-days result when the average daily actual temperature is less than the baseline. As measured by heating degree days, the temperatures for the first quarter of 1999 in the Company's service territory were 9 percent warmer than 1998 and 15 percent warmer than the historic average. In addition, winter weather for the primary heating months of January and February was 15 percent warmer than normal.

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

	The Company has existing long-term contracts for the purchase and sale of electricity that have fixed price components. The Company would become subject to commodity price risks associated with meeting these obligations to the extent that these contracts are not addressed in the restructuring docket.

	In one such contract discussed in Note 5, the Company has a commitment to sell electricity, which includes a fixed-price for a portion of the deliveries. When the sale of the Company's generation assets is finalized, and to the extent this contract is not addressed in the electric restructuring transition process, the Company will be subject to the commodity price risks associated with supplying that portion of the contract. However, due to the uncertainties relating to the other potential resources to supply the contract, the timing of sale of the generation assets and the eventual outcome of the electric restructuring process, the Company is unable at this time to determine the potential future impacts of this contract on the Company's results of operations.

Electric Utility:

	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)	(Quarterly Average)
		3/31/99	3/31/98		3/31/99	3/31/98	3/31/99
	3/31/98

Revenues:
Residential,
	commercial and
	government	$	75,924	$ 74,488	2 %	1,119	1,131	(1)%	283,489
	279,473	1 %
Industrial		19,493	28,567	(32)%	354	656	(46)%	2,304	2,340
	(2)%
	General business	95,417	103,055	(7)%	1,473	1,787	(18)%	285,793
	281,813	1 %
Sales to other
	utilities	16,443	9,335	76 %	878	437	101 %	62	84	(26)%
Other	4,674	4,408	6 %
Intersegment		3,690	996	270 %	34	21	62 %	228	231	(1)%
	Total	$	120,224	$117,794	2 %	2,385	2,245	6 %	286,083
	282,128	1 %

Power Supply Expenses:
Hydroelectric	$	5,460	$  5,664	(4)%	870	818	6 %
Steam 	12,986	11,708	11 %	1,269	1,022	24 %
Purchases
	and other		20,241	22,595	(10)%	551	795	(31)%
	Total power supply	$	38,687	$ 39,967	(3)%	2,690	2,635	2
%
Cents per kWh	$	1.438	$  1.517


Revenues from industrial customers decreased in the first quarter of 1999 due primarily to customers moving toward choice in accordance with the Montana electric customers choice law passed in 1997. As a result of electric deregulation, beginning July 1, 1998, electric trading activity, including buying and selling of electricity in the secondary markets, was conducted as a nonutility activity. However, sales of electricity generated by the Company, in excess of the needs for core customers, continue to be reflected in "sales to other utilities" in the table above.

Sales to other utilities increased as a result of an increase in average prices and increased steam generation due to increased plant availability.

Intersegment revenues and transmission and distribution expenses increased as a result of transmitting excess energy sold by the nonutility to markets outside of the Company's territory.

Purchase power expenses decreased primarily due to the transfer of the electric trading activity to nonutility operations, partially offset by higher prices.

Taxes other than income taxes increased primarily due to increased property taxes resulting from increased property values and additional plant.

Natural Gas Utility:

		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)	(Quarterly Average)
		3/31/99	3/31/98		3/31/99	3/31/98	3/31/99
	3/31/98

Revenues:
Residential,
	commercial and
	government	$ 34,849	$ 35,880	(3)%	7,820	8,115	(4)%	148,319
	145,243	2 %
Industrial		466	642	(27)%	107	151	(29)%	402	399	1 %
	Subtotal		35,315	36,522	(3)%	7,927	8,266	(4)%	148,721
	145,642	2 %
Gas supply cost
	Revenues (GSC)		(14,052)	(14,378)	2 %

	General business
	without GSC	21,263	22,144	(4)%	7,927	8,266	(4)%	148,721
	145,642	2 %
Sales to other
	utilities	288	250	15 %	94	94	0 %	3	3	0 %
Transportation	4,192	3,102	35 %	7,102	6,953	(34)%	20	21	(5)%
Other		550	1,170	(27)%
	Total		$	26,293	$ 26,666	(1)%	12,580	15,313
	(18)%	148,744	145,666	2 %


Natural gas revenues, excluding gas supply cost revenues, decreased in the first quarter of 1999 primarily due to a weather related reduction in volumes sold. A slight increase in customer growth was partially offset by decreased rates.

Transportation revenue increased primarily due to a current year increase in the number of customers that chose their own supplier as a result of a November 1, 1997 PSC order.

Taxes other than income taxes increased primarily due to increased property taxes resulting from increased property values and additional plant.

	An increase in the natural gas utility selling, general, and administrative expenses resulted primarily from adjustments to the regulatory liability relating to MPC Natural Gas Funding Trust (Trust). Expenses of the Trust are offset by corresponding revenues; therefore the activity does not affect operating income.

Other Income and Expense:

	Interest expense increased in 1999 due to the issuance of long-term debt associated with the Trust in December 1998 and additional long-term borrowing with related parties. This was partially offset by a decrease in short-term borrowing and the retirement of 7.7 percent First Mortgage Bonds, due February 1, 1999.

	Income taxes increased in the first quarter 1999 due to a higher effective tax rate along with an accelerated recognition of tax credits in 1998 as authorized by the PSC.

NONUTILTY OPERATIONS
					For Three Months Ended
				March 31,	March 31,
					1999			1998
					Thousands of Dollars

COAL:
REVENUES:
	Revenues		$	43,438	$	43,426
	Intersegment revenues			9,904		10,198
				53,342	53,624
EXPENSES:
	Operations and maintenance			32,332	31,765
	Selling, general, and administrative			5,022	5,052
	Taxes other than income taxes			6,357	6,689
	Depreciation, depletion, and amortization			1,885		2,736
						45,596		46,242

 		INCOME FROM COAL OPERATIONS		7,746	7,382

OIL AND NATURAL GAS:

REVENUES:
	Revenues		68,809	48,627
	Intersegment revenues			4,400		4,746
						73,209	53,373

EXPENSES:
	Operations and maintenance		58,951	38,809
	Selling, general, and administrative		4,228	4,362
	Taxes other than income taxes		1,024	1,351
	Depreciation, depletion, and amortization			5,565		5,377
							69,768		49,899

	INCOME FROM OIL AND NATURAL GAS OPERATIONS		3,441	3,474

INDEPENDENT POWER:

REVENUES:
	Revenues		18,234	18,576
	Earnings from unconsolidated investments		5,333	1,553
	Intersegment revenues			238		569
						23,805	20,698

EXPENSES:
	Operations and maintenance		15,734	18,673
	Selling, general, and administrative		830	974
	Taxes other than income taxes		463	466
	Depreciation, depletion, and amortization			777		919
							17,804		21,032

	INCOME (LOSS) FROM INDEPENDENT POWER OPERATIONS		$	6,001	$
	(334)


NONUTILITY OPERATIONS (continued)
					For Three Months Ended
				March 31,	March 31,
					1999			1998
					Thousands of Dollars

TELECOMMUNICATIONS:
REVENUES:
	Revenues		$	19,775	$	20,680
	Earnings from unconsolidated investments		1,423	2,080
	Intersegment revenues			228		251
						21,426	23,011

EXPENSES:
	Operations and maintenance		8,446	6,187
	Selling, general, and administrative		2,782	2,464
	Taxes other than income taxes		1,040	1,245
	Depreciation, depletion, and amortization			2,415		1,542
						14,683		11,438

 	INCOME FROM TELECOMMUNICATIONS OPERATIONS		6,743	11,573

OTHER OPERATIONS:

REVENUES:
	Revenues		7,876	1,266
	Intersegment revenues			441		264
						8,317	1,530

EXPENSES:
	Operations and maintenance		7,431	1,516
	Selling, general, and administrative		1,324	(154)
	Taxes other than income taxes		313	304
	Depreciation, depletion, and amortization			1,081		1,123
					10,149		2,789

	INCOME (LOSS) FROM OTHER OPERATIONS		(1,832)	(1,259)

INTEREST EXPENSE AND OTHER INCOME:
	Interest		2,104	2,229
	Other (income) deductions - net			(5,497)		(2,783)
						(3,393)		(554)

INCOME BEFORE INCOME TAXES		25,492	21,390

INCOME TAXES			6,281		5,392

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	19,211	$
	15,998


NONUTILITY OPERATIONS:


Coal Operations:

	Income from coal operations increased slightly compared to the same period last year. Revenues from the Rosebud mine decreased $1,900,000. Both volume and price of coal sold to the Colstrip Units decreased by approximately 7 percent. The price reduction was the result of a $2,700,000 refund to a customer for final pit reclamation funds previously collected. The customer has agreed to be responsible for a portion of all final pit reclamation expenses in the future. These decreases were partially offset by sales to a midwest utility for purposes of conducting test burns. Revenues from the Jewett mine increased $2,900,000 as a result of a 14 percent increase in tons sold and an increase in reimbursable mining expenses. These increases were partially offset by a 2 percent decrease in price.

	Coal operation and maintenance expense increases at Jewett caused by higher production and stripping costs were partially offset by lower costs at the Rosebud mine due to a $2,700,000 credit to reclamation expenses associated with the refund discussed above and the decrease in tons sold. Depreciation, depletion, and amortization decreased as a result of some equipment at the Rosebud mine becoming fully depreciated in 1998.


Oil and Natural Gas Operations:

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue and the related percentage changes in volumes sold and prices received:


	Oil				-revenue				$  ( 1)
					-volume				   (23)%
					-price/bbl				   (32)%

	Natural gas			-revenue				$   22
					-volume				    52 %
					-price/Mcf				     1 %

	Miscellaneous							$   (1)

	Income from oil and natural gas operations remained relatively flat compared to the first quarter of 1998. Revenues from oil operations decreased as a result of both lower volumes and prices. Natural gas revenues increased mainly due to higher volumes resulting from increased marketing and trading activity. Miscellaneous revenues decreased as a result of lower processing revenues.

	Operation and maintenance expense increased as a result of higher purchased gas costs associated with the increased marketing activity.


Independent Power Operations:

	Earnings from unconsolidated investments for the first quarter 1999 increased $3,800,000 primarily as a result of improved operations at generating plants in which Continental Energy Services holds an equity interest and a fuel contract settlement at one of these plants. In addition, there was a $2,900,000 reduction in operations and maintenance expense related to the decrease in project development costs resulting from the development of a domestic investment opportunity. These costs were capitalized in the third quarter 1998.

Telecommunications Operations:

	Income from telecommunications operations decreased by approximately $4,800,000 primarily due to prepayment on a capacity agreement. The amounts to be received over the remaining 12-year term of this contract were discounted for early payment and are being recognized in revenues over the remaining life of the contract. This discounting resulted in revenues for the first quarter of 1999 being approximately $5,000,000 lower than in 1998. These decreases were partially offset by revenues of $1,000,000 on two new contracts. In addition, revenues from equipment services rose by $700,000 and long distance revenues increased by approximately $1,500,000. Earnings from unconsolidated investments decreased by $700,000 due to reduced recognition of dark fiber sales on the portions of the Company's fiber network still under construction.

	Expenses for the first quarter were higher due to increased payments to other carriers, half of which were one-time charges, and increased maintenance expense resulting from increased activity on the fiber optic network.


Other Operations:

	Revenues and expenses of other operations increased primarily due to increased electric trading activities of the Montana Power Trading and Marketing Company (MPT&M). The Company is in the process of selling its generation assets but has remained in the electric trading business to the extent necessary to sell excess generation or buy needed electricity until the sale of the generation assets is complete.

Other Income:

	Other (income) and deductions - net increased by $2,700,000 largely due to income from investments made with the funds received in the telecommunications prepayment discussed above.


LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities --

Net cash provided by operating activities was $345,798,000 during the period compared to $78,998,000 in the first quarter 1998. The current year increase of $266,800,000 was due primarily to a $257,000,000 prepayment received from a telecommunications customer in January 1999 to prepay the remaining 12-year initial term of a capacity agreement. The prepayment was recorded as deferred revenue and will be amortized over the remaining term of the contract. Tax laws require that the prepayment be reported as income in the year received, therefore this will result in a 1999 tax payment of approximately $100,000,000.


Investing Activities --

	Net cash used for investing activities was $18,071,000 during the period compared to $18,293,000 in the first quarter 1998. The current year decrease of $222,000 was due primarily to the decrease in property sales and investments in 1999, mostly offset by a decrease in capital expenditures.

Financing Activities --

On February 1, 1999, the Company used the proceeds from asset backed securities issued by the Montana Power Natural Gas Funding Trust to retire $55,000,000 of 7.7 percent First Mortgage Bonds.

The Company's consolidated borrowing ability under its Revolving Credit and Term Loan Agreements was $178,600,000, of which $134,000,000 was unused at March 31, 1999. The Company also has short-term borrowing facilities with commercial banks that provide both committed and uncommitted lines of credit, and the ability to sell commercial paper.

For information regarding the Company's authorization to repurchase common stock, refer to Part 1, "Notes to the Consolidated Financial Statements - Note 9."

SEC RATIO OF EARNINGS TO FIXED CHARGES:

	For the twelve months ended March 31, 1999, the Company's ratio of earnings to fixed charges was 3.29 times. Fixed charges include interest, distributions on preferred securities of a subsidiary trust, the implicit interest of the Colstrip Unit 4 rentals and one-third of all other rental payments.

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

	The Company has a corporate-wide strategy to address Y2K issues. An Executive Steering Committee was established to coordinate and oversee implementation of the strategy in the business units. The strategy includes a three-step process and a contingency plan. The first step involves inventorying critical information technology (IT) systems and non-information (non-IT) systems including third party computer hardware and software, and embedded electronic microprocessors. During the second step, the Company conducts certain analyses to determine the system's Y2K readiness. The third step consists of replacing/repairing and testing the systems to ensure the availability and integrity of the systems. Simultaneous with those three steps, the Company is developing a contingency plan to address unanticipated failure of the systems.

Inventorying of the critical IT systems is complete. This involves computer systems within the Company's main business office, such as accounting systems, human resource systems, materials management systems, and work management systems. Analysis of the inventory is also complete. Of the IT systems inventoried, over 75 percent have already been deemed ready based on testing or representations from the manufacturers. The Company is working to have all of its critical systems Y2K ready by July 1, 1999. Currently, the Company believes that of the systems inventoried, two critical IT systems, the Customer Information System, which provides utility customer billing and field operations support, and Interval Meter Programming and Data Collection Software (which are needed for the Customer Billing Process) are not Y2K compliant. The Company is pursuing a billing outsourcing solution that is expected to be in place by August 1, 1999. Y2K compliant versions of the Meter Programming and Data Collection Software have been announced and are expected to be installed and ready by August 1, 1999. In the event this or any other critical system fails in spite of efforts to be ready, contingency plans are being developed.

Inventorying of critical non-IT systems is 94 percent completed.
Analysis of the inventory is 88 percent completed. Approximately 86 percent of the systems that have been inventoried have been deemed Y2K ready based on testing or representations from the manufacturers. The Company is working to have all of its non-IT critical systems Y2K ready by July 1, 1999. Among the

Company's critical non-IT systems that will not be ready by that date are the Energy Management System, which provides system control and data acquisition for the Company's electric transmission system, and continuous emission monitoring systems, which monitor stack gas emissions at the Corette and Colstrip Plants. A Y2K solution for the energy management system is expected to be implemented by August 1, 1999, and for the emission monitors by September 1, 1999. Contingency plans are being developed in the event systems fail in spite of the Company's efforts to be ready.

The Year 2000 issue may also impact other entities with which the Company transacts business or with which the Company's electric and natural gas systems are interconnected. Each of the business units has been contacting suppliers, vendors, and key customers to assess their Year 2000 readiness. Currently, the Company has not been advised that Y2K impacts to vendors, customers, or suppliers' systems will significantly impact its operations. In addition, because of the interconnected nature of electric systems, the North American Electric Reliability Council (NERC) is facilitating the preparations of electric systems in North America for operation into the year 2000. As part of its Year 2000 program, NERC monitors the monthly progress of industry efforts to prepare critical systems for the year 2000. NERC held a national drill on April 9, 1999 to assess industry preparation. The Company participated in the drill and deemed its performance successful. NERC plans another drill in September 1999 in which the Company plans to participate.

The Company has not established a formal process to track either external or internal Y2K expenditures. Many of the measures that will mitigate Y2K impacts coincide with normal operations and maintenance, so are not accounted for separately as Y2K expenditures. For example, the capital upgrade to the energy management system, which is necessary in any event to provide additional functionality, will also result in a Y2K benefit and cost $460,000. An additional $36,000 to test custom software associated with the energy management system and the upgrade software is explicitly accounted for as a Y2K expense. Likewise, the Company is implementing a new method of customer billing which will cost $3,100,000 and although it will address the Y2K issue, in any case, the new method was planned to satisfy deregulation requirements. In addition, the central information services department, estimates that through 1998 it spent approximately $1,100,000 to address the Y2K issue and anticipates spending another $1,400,000 in 1999. Although it is not currently possible to estimate the overall cost of required modifications, the Company presently believes that the ultimate cost of this work will not have a material effect on the Company's current financial position, liquidity, or results of operations.

Except as described above, the Company expects all necessary modifications and testing of its critical IT and critical non-IT systems to be completed by July 1, 1999. Also, as previously discussed, contingency plans will be in place. The most reasonably likely worst case Y2K scenario envisioned by the Company is that some customers could experience interruptions in service.

The above information is a Year 2000 Readiness Disclosure pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on an entity's balance sheet at fair value. The statement also expands the definition of a derivative. Changes in the fair value of the derivatives are recognized each period either in current earnings or as a component of comprehensive income, depending on whether the derivative is designated as
part of a hedge transaction, and if so, what type of hedge transaction. The statement distinguishes between fair-value hedges, defined as hedges of the Company's assets, liabilities, or firm commitments, and cash-flow hedges, defined as hedges of future cash flows related to a variable rate asset or liability or a forecasted transaction. Recognition of changes in the fair value of a hedge, determined to be a fair-value hedge, will generally be offset in the income statement by the recognition of the change in the fair value of the hedged item. Recognition of changes in the fair value of a cash-flow hedge will be reported as a component of comprehensive income. The gains or losses on the derivative instruments that are reported in comprehensive income will be reclassified into current earnings in the periods in which the earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current earnings.

	The new statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not yet determined the impact that the adoption of the new standard will have on its earnings or financial position.

	During 1998, EITF of the FASB released Issue 98-10 (EITF 98-10), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". EITF 98-10 addresses the accounting for energy contracts and requires that energy contracts entered into under "trading activities" be marked to market with the gains or losses shown net in the income statement. EITF 98-10 is effective for the fiscal years beginning after December 15, 1998. The Company adopted EITF as of January 1, 1999 and accordingly marked all of its "trading activities" contracts to market as of March 31, 1999 and recognized a corresponding loss that was not material in the results of operations for the quarter. The cumulative effect on prior year's financial position, of the adoption of EITF 98-10 was also not material.


ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

	The Company is exposed to the market risks associated with fluctuations in commodity prices, interest rates, and changes in foreign currency translation. The Company's Risk Management Committee approves the risk-related activities in which the Company participates, the types of instruments that may be used, and recommends to the Company's Audit Committee of the Board of Directors specific limits for trading activity.

Trading Instruments:

	The Company's value-at-risk for natural gas physical and financial transactions (VaR) is based on J.P. Morgan's RiskMetrics T approach (i.e. variance/co-variance), which uses historical estimates of volatility and correlation and values optionality using delta equivalents. Because actual future changes in markets (prices, volatilities, and correlations) may be inconsistent with historical observations, the Company's VaR may not accurately reflect the potential for future adverse changes in fair values. The Company's VaR is based on a forward 24-month time period and assumes a one-day holding period and a 95 percent confidence level. As of March 31, 1999, the Company's VaR calculation for these natural gas physical and financial transactions was less than $2,000,000. At March 31, 1999, the Company held only immaterial financial derivative contracts relating to oil or natural gas liquids.

Other Financial Instruments:

	Since December 31, 1998, there has been no material change in the Company's other financial instruments or the corresponding market risks associated with these instruments.

PART II
OTHER INFORMATION



ITEM 1.	Legal Proceedings

For information regarding the Kerr Project environmental remediation, Project 2188 relicensing and the Reliant Energy Lignite Supply Agreement dispute, refer to Part 1, "Notes to the Consolidated Financial Statements -
Note 2."

ITEM 2.	Changes in Securities and Use of Proceeds:

	On March 12, 1999 the Company announced that it had amended that certain Rights Agreement dated as of June 6, 1989, between the Company and First
Chicago Trust Company of New York (the Agreement).

	The amendment, which was authorized by the Board of Directors of the Company at a meeting held on January 26, 1999 (i) extends the Agreement through June 6, 2009; (ii) changes the Purchase Price of each one-hundredth of a Preferred Share to $200 and (iii) excepts certain inadvertent owners from the definition of "Acquiring Person" under the Agreement.

	On March 12, 1999, the Company filed Forms 8-A/A and 8-K, including the amendment as an exhibit thereto, with the Securities and Exchange Commission.

ITEM 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits

	Exhibit 12		Computation of ratio of earnings to fixed
charges for the twelve months ended
March 31, 1999.

	Exhibit 27			Financial data schedule


	(b)	Reports on Form 8-K

		DATE			SUBJECT

	January 26, 1999		Item 5 Other Events.  Discussion of Fourth
			Quarter Net Income.

			Item 7 Exhibits. Preliminary Consolidated
Statements of Income for the Quarters
Ended March 31, 1999 and 1998 and for the
Twelve Months Ended March 31, 1999 and
1998.  Preliminary Utility Operations
Schedule of Revenues and Expenses for the Quarters Ended March 31, 1999 and 1998 and for the Twelve Months Ended March 31,
1999 and 1998.  Preliminary Nonutility
Operations Schedule of Revenues and
Expenses for the Quarters Ended March 31,
1999 and 1998 and for the Twelve Months
Ended December 31, 1999 and 1998.

	March 2, 1999		Item 5 Other Events.  The Company Amends
Rights Agreement.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		THE MONTANA POWER COMPANY
		(Registrant)

	By	/s/ J. P. Pederson
		J. P. Pederson
Vice President and Chief
Financial and Information
Officer

Dated:  May 17, 1999

Exhibit 12


THE MONTANA POWER COMPANY

Computation of Ratio Earnings to Fixed Charges
(Dollars in Thousands)


	 Twelve Months
	    Ended
	March 31,1999

Net Income	$ 152,601

Income Taxes	  81,281
	$ 233,882



Fixed Charges:
	Interest	$  65,290
	Amortization of Debt Discount,
		Expense, and Premium	1,547
	Rentals	   35,118
			$ 101,955



Earnings Before Income Taxes
	and Fixed Charges	$ 335,837



Ratio of Earning to Fixed Charges	   3.29 x


