Form 10-Q
period 1999-06-30
MONTANA POWER CO /MT/
filed 1999-08-16
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

	On August 11, 1999, the Company had 110,199,430 shares of common stock outstanding.

	PART I
	FINANCIAL INFORMATION
	ITEM 1 - FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

						Six Months Ended
					June 30,	June 30,
						1999			1998
						Thousands of Dollars

REVENUES		$	631,268	$	553,160

EXPENSES:
  Operations		308,409	231,280
  Maintenance		39,947	39,986
  Selling, general, and administrative		64,173	62,937
  Taxes other than income taxes		51,106	50,326
  Depreciation, depletion, and amortization			55,355		54,787
		518,990		439,316

  INCOME FROM OPERATIONS		112,278	113,844

INTEREST EXPENSE AND OTHER:
  Interest		26,500	28,901
  Distributions on mandatorily redeemable preferred
    securities of subsidiary trust		2,746	2,746
  Other (income) deductions - net			(6,495)		(1,847)
		22,751		29,800

INCOME TAXES			30,454		25,625

NET INCOME			59,073		58,419
DIVIDENDS ON PREFERRED STOCK			1,845		1,845

NET INCOME AVAILABLE FOR
  COMMON STOCK		$	57,228	$	56,574

AVERAGE NUMBER OF COMMON SHARES
	OUTSTANDING - BASIC (000)*		110,166	109,858

BASIC EARNINGS PER SHARE OF COMMON STOCK*		$	0.52	$	0.51

AVERAGE NUMBER OF COMMON SHARES
	OUTSTANDING - DILUTED (000)*			110,940		110,010

DILUTED EARNINGS PER SHARE OF COMMON STOCK*		$	0.51	$	0.51

The accompanying notes are an integral part of these statements.

* Adjusted for the 2-for-1 stock split effective August 6, 1999.

	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

						Quarter Ended
					June 30,	June 30,
						1999			1998
						Thousands of Dollars

REVENUES		$	309,501	$	262,357

EXPENSES:
  Operations		154,848	106,099
  Maintenance		20,317	20,204
  Selling, general, and administrative		31,030	33,571
  Taxes other than income taxes		25,338	24,802
  Depreciation, depletion, and amortization			27,603		27,701
			259,136		212,377

  INCOME FROM OPERATIONS		50,365	49,980

INTEREST EXPENSE AND OTHER:
  Interest		12,871	14,398
  Distributions on company obligated mandatorily
    redeemable preferred securities of subsidiary trust		1,373	1,373
  Other (income) deductions - net			(2,626)		(118)
		11,618		15,653

INCOME TAXES			13,498		11,777

NET INCOME			25,249		22,550
DIVIDENDS ON PREFERRED STOCK			922		922

NET INCOME AVAILABLE FOR COMMON STOCK		$	24,327	$	21,628

AVERAGE NUMBER OF COMMON SHARES
	OUTSTANDING - BASIC (000)*		110,184	109,966

BASIC EARNINGS PER SHARE OF COMMON STOCK*		$	0.22	$	0.20

AVERAGE NUMBER OF COMMON SHARES
	OUTSTANDING - DILUTED (000)*			111,098		110,130

DILUTED EARNINGS PER SHARE OF COMMON STOCK*		$	0.22	$	0.20

The accompanying notes are an integral part of these statements.

* Adjusted for the 2-for-1 stock split effective August 6, 1999.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


	ASSETS
				June 30,	December 31,
						1999			1998
						Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
		UTILITY PLANT (includes $40,560 and $37,966
			plant under construction)
			Electric		$	1,859,035	$	1,841,855
			Natural gas			409,138		404,992
					2,268,173	2,246,847
		Less - accumulated depreciation and depletion			761,905		732,385
				1,506,268	1,514,462
	NONUTILITY PROPERTY (includes $46,622 and $10,990
		property under construction)		921,127	864,981
	Less - accumulated depreciation and depletion			324,170		297,933
					596,957		567,048
				2,103,225	2,081,510

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		24,374	24,268
	Reclamation fund		42,442	41,542
	Other			86,343		84,256
				153,159	150,066

CURRENT ASSETS:
	Cash and temporary cash investments		-	10,116
	Accounts receivable		130,278	170,652
	Notes receivable		17,514	29,089
	Prepaid income taxes		112,426	-
	Materials and supplies (principally at average cost)		43,334	42,292
	Prepayments and other assets		63,759	57,331
	Deferred income taxes			22,108		18,755
				389,419	328,235

DEFERRED CHARGES:
	Advanced coal royalties		13,769	14,312
	Regulatory assets related to income taxes		121,734	121,735
	Regulatory assets - other		154,531	154,193
	Other deferred charges			80,782		78,044
					370,816		368,284


				$	3,016,619	$	2,928,095

The accompanying notes are an integral part of these statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY
				June 30,	December 31,
						1999			1998
						Thousands of Dollars
CAPITALIZATION:
		Common shareholders' equity:
			Common stock* (240,000,000 shares authorized;
				110,198,030* and 110,121,040* shares issued)		$	703,611	$	702,511
			Retained earnings and other shareholders' equity		443,427	430,309
			Accumulated other comprehensive income		(18,455)	(20,717)
			Unallocated stock held by trustee for retirement
				savings plan			(21,882)		(23,298)
					1,106,701	1,088,805

		Preferred stock		57,654	57,654
		Company obligated mandatorily redeemable preferred
			securities of subsidiary trust, which holds solely
			company junior subordinated debentures		65,000	65,000
	Long-term debt			671,488		698,329
				1,900,843	1,909,788

CURRENT LIABILITIES:
	Short-term borrowing		16,100	69,820
	Long-term debt - portion due within one year		71,801	96,292
	Dividends payable		22,755	22,765
	Income taxes		-	24,857
	Other taxes		51,021	51,777
	Accounts payable		84,704	97,197
	Interest accrued		12,955	13,156
	Other current liabilities			39,023		40,087
				298,359	415,951

DEFERRED CREDITS:
	Deferred income taxes		295,090	323,906
	Investment tax credit		32,807	35,175
	Accrued mining reclamation costs		132,214	129,558
	Other deferred credits			357,306		113,717
					817,417		602,356

CONTINGENCIES AND COMMITMENTS (Notes 2 and 5)
				$	3,016,619	$	2,928,095

The accompanying notes are an integral part of these statements.

? Adjusted for the 2-for-1 stock split effective August 6, 1999.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
						For Six Months Ended
					June 30,	June 30,
						1999			1998
						Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$	59,073	$	58,419
	Adjustments to reconcile net income to net cash
		provided by operating activities:
		Depreciation, depletion, and amortization		55,355	54,787
		Deferred income taxes		(28,816)	464
		Noncash earnings from unconsolidated investments.		(7,704)	(10,886)
		Other noncash charges to net income - net		3,765	13,785
		Changes in other assets and liabilities:
			Accounts and notes receivable		51,949	(20,785)
			Income taxes		(140,636)	(4,800)
			Accounts payable		(12,493)	(25,021)
			Prepayments and other assets		(6,428)	6,130
			Deferred revenue and other		243,589	2,085
			Other - net			(8,018)		16,318

		Net cash provided by operating activities		209,636	90,496

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(76,141)	(72,244)
	Proceeds from property and investments		10,238	16,920
	Additional investments			(3,310)		(2,098)

		Net cash used by investing activities		(69,213)	(57,422)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid		(45,909)	(45,739)
	Sales of common stock		590	6,141
	Issuance of long-term debt		24,902	73,616
	Retirement of long-term debt		(76,402)	(19,275)
	Net change in short-term borrowing			(53,720)		(49,019)

		Net cash used by financing activities			(150,539)		(34,276)

CHANGE IN CASH FLOWS		(10,116)	(1,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			10,116		16,706
CASH AND CASH EQUIVALENTS, END OF PERIOD		$	-	$	15,504


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash Paid During Six Months For:
		Income taxes		$	196,068	$	23,419
		Interest		30,835	29,477

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying consolidated financial statements of The Montana Power Company for the interim periods ended June 30, 1999 and 1998 are unaudited but, in the opinion of management, reflect all normally recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

We have made reclassifications to certain prior-year amounts to make them comparable to the 1999 presentation. These changes had no effect on previously reported results of operations or shareholders' equity.

NOTE 1 - DEREGULATION AND OTHER REGULATORY MATTERS

The electric and natural gas utility businesses are in transition to a competitive market under which energy commodity products and related services are sold directly to wholesale and retail customers. The Montana electric and natural gas restructuring and customer choice laws, passed in 1997, provide for all customers to have choice of electricity and natural gas suppliers no later than July 1, 2002.

Through June 1999, approximately 70 electric customers representing more than 300 accounts - or 25% of our prechoice electric load - have chosen alternate suppliers since the inception of customer choice on July 1, 1998. Also through June 1999, approximately 240 natural gas customers - or 54% of our prechoice natural gas supply load - have chosen alternate suppliers since the transition to a competitive environment began in 1991.

As required by the electric legislation, we filed a comprehensive transition plan with the Montana Public Service Commission (PSC) in July 1997. Initial hearings on the filing began in April 1998, and the issues were separated into two groups: Tier I and Tier II.

Tier I issues relate to customer choice for the large industrial customer group and to pilot programs for the remaining customers. Tier II issues deal with the recovery and treatment of the qualifying facility power-purchase contract costs, which are above-market costs; regulatory assets associated with the electric generating business; and a review of our electric generating assets sale, including the treatment of sale proceeds above book value of the assets.

In June 1998, the PSC rendered a decision on the Tier I issues.  On July
1, 1999, we filed a case with the PSC to resolve the Tier II issues. The PSC has scheduled hearings on these issues beginning in March 2000. We expect a PSC decision on the Tier II issues approximately one month after the conclusion of the hearings.

	On March 30, 1998, we filed a request with the Federal Energy Regulatory Commission (FERC) to increase our open access transmission rates and the rates for bundled wholesale electric service to two rural electric cooperatives. We reached a settlement in this rate filing in March 1999 with FERC and the intervenors. As a result of the settlement, rates charged for bundled wholesale electric service will not change, but transmission rates have been increased on an interim basis and await final approval from FERC. Although we expect the increased transmission rates to have a positive effect on the results of our transmission operations, one of the rural electric cooperative customers retained the right to continue with its rate-reduction complaint filed with FERC. We are currently negotiating with this customer to try to resolve the issue.

On August 12, 1999, we filed a natural gas rate case with the PSC that reflects a request for increased annual revenues of $15,400,000, with an interim increase of $11,500,000. This interim increase will become effective after the two-year rate moratorium ends in October 1999. The filing also proposes an alternative rate plan, "trackers" to reflect property taxes and replacement facilities in rates on a more timely basis, a change in the allocation of costs to customer classes, and rate-design changes that include recovery of distribution charges through a fixed monthly system charge. We expect a PSC decision on this filing before the end of the second quarter 2000.

NOTE 2 - CONTINGENCIES

Kerr Project and Project 2188

A FERC order requires us to implement a plan to mitigate the effect of Kerr Project operations on fish, wildlife and habitat. We are required to make payments of approximately $135,000,000 between 1985 and 2020, the license term, to implement this plan. The net present value of the total payments, assuming a 9.5% discount rate, is approximately $57,000,000, an amount that we recognized as license costs in plant and long-term debt in the Consolidated Balance Sheet in 1997. A payment of approximately $15,600,000 for the period from 1985 to 1997 is included in this amount.

	We have appealed FERC's order, requesting the United States Court of Appeals for the District of Columbia Circuit to direct FERC to re-determine several of the provisions in the order. FERC, through a related order, has stated that we are not obligated to pay the $15,600,000 for the 1985 - 1997 period while the appeal is pending.

In November 1992, we applied to FERC to renew the license for nine
Madison River and Missouri River hydroelectric projects, a generating capacity of 292 MWs (Project 2188). The net present value of the cost of environmental mitigation proposed by FERC's staff in this license proceeding is approximately $162,000,000. We expect the license order from FERC in late 1999 or early 2000.

The Kerr Project and Project 2188 are assets that we agreed to sell to PP&L Global, Inc. (PP&L Global) under the terms of the Asset Purchase Agreement dated as of October 31, 1998. At closing of the sale, PP&L Global will assume the obligation to make payments required to comply with the license conditions. We retained, however, the obligation to make (1) the disputed $15,600,000 payment referred to above and, (2) other payments regarding "pre-closing" license compliance expenditures, to the extent not reimbursed by PP&L Global.

Reliant Energy

Reliant Energy (Reliant Energy), formerly known as Houston Lighting and Power, is the purchaser of lignite produced by our subsidiary, Northwestern Resources Co. (Northwestern). The Lignite Supply Agreement (LSA) requires Northwestern to produce for Reliant Energy approximately 9,000,000 tons of lignite per year until July 29, 2015. Northwestern realizes revenues of approximately $25,000,000 per year from the payment of management and dedication fees charged under the LSA pricing terms.

In late 1998, Reliant Energy and Northwestern settled litigation regarding the pricing terms of the LSA. Under the terms of the LSA, lignite prices will continue to be set under pre-settlement pricing terms until June 30, 2002. From July 1, 2002 through July 30, 2015, lignite prices will be the lesser of (1) a re-determined price set to be competitive with Powder River Basin Coal supplies, or (2) the price that would have otherwise been paid under the pre-settlement pricing terms. We expect that, if the market value of fuel stays flat until the agreement is fully implemented, the competitive-pricing structure could result in a reduction of our pretax income of approximately $7,000,000. We can mitigate this effect through efficiency and cost-savings measures.

Miscellaneous

We and our subsidiaries are parties to various other legal claims, actions and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

Trading and Marketing of Electricity

In August 1998, we announced our intention to exit the electric trading and marketing businesses. As a result, our subsidiary, The Montana Power Trading & Marketing Company (MPT&M), no longer enters into derivative financial instruments relating to the trading or marketing of electricity. MPT&M remains a party, however, to one three-year derivative financial instrument, entered into in June 1998 with an electric retail customer to manage a portion of the customer's commodity price risk. We do not expect this derivative financial instrument to have a material effect on our consolidated financial position, results of operations or cash flows.

Trading and Marketing of Natural Gas, Crude Oil, and Natural Gas Liquids

We produce, purchase, transport and sell natural gas, crude oil and natural gas liquids. Changes in the prices of these commodities can affect our financial results. We manage this exposure, in part, through MPT&M's use of derivative financial instruments. We discuss how we manage our market risks in more detail in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

Kinds of Derivative Financial Instruments

We use derivative financial instruments to reduce earnings volatility and stabilize cash flows by hedging some of the price risk associated with our Nonutility energy commodity-producing assets, contractual commitments for firm supply, and natural gas transportation agreements. We also use derivative financial instruments in speculative transactions to seek enhanced profitability based on expected market movements. In all cases, financial swap and option agreements constitute the principal kinds of derivative financial instruments used for these purposes.

Swap Agreements

	Under a typical swap agreement, we make or receive payments based on the difference between a specified fixed price and a variable price of natural gas or crude oil at the time of settlement. The variable price is either a natural gas or crude oil price quoted on the New York Mercantile Exchange (NYMEX) or a natural gas price quoted in Inside FERC's Gas Market Report (IFGMR) or other recognized industry index.

Option Agreements

	Under a typical option agreement, we make or receive monthly payments based on the difference between the actual price of natural gas or crude oil and the price established in the agreement at the time of execution. Making or receiving payments is dependent on whether we buy (own or hold) or sell (write or issue) the option. Buying options involves paying a premium - the price of the option - and selling options involves receiving a premium. When we use options as hedges, we defer all premiums paid as a result of buying options and all premiums received as a result of selling options and recognize the applicable expenses or revenues monthly throughout the option term. At June 30, 1999, we had no material deferred expenses or revenues related to these transactions.

Hedged Transactions

Hedged transactions are those in which we have a position (either current or anticipated) in an underlying commodity or derivative of that commodity that exposes us to risk if the price of the underlying item changes. We enter into these transactions primarily to reduce earnings volatility and stabilize cash flows. We recognize gains or losses from these derivative financial instruments in the Consolidated Statement of Income at the same time as we recognize the revenues or expenses associated with the underlying hedged item; until then, we do not reflect these gains or losses in our financial statements. Through June 30, 1999, we had unrecognized gains of approximately $5,000,000 related to these transactions. If we terminate a hedging instrument before the date of the anticipated (1) commodity production, (2) commodity purchase or sale, or (3) natural gas transportation commitment, we immediately recognize the gain or loss from the derivative financial instrument in the Consolidated Statement of Income.

	At June 30, 1999, we had swap and option agreements to hedge approximately (1) 11.5 bcf of Nonutility natural gas, or 32% of our expected delivery obligations under long-term natural gas sales contracts through December 2000, and (2) approximately 3.8 bcf, or 7% of our Nonutility natural gas pipeline transportation obligations under contracts through March 2001.

Speculative Transactions

Speculative transactions are those in which we have no position in an underlying commodity or derivative of that commodity exposing us to price risk. We enter into these transactions primarily to try to enhance profitability based on expected market movements. In accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), we mark to market all of our speculative transactions. We recognize any corresponding gain or loss in the Consolidated Statement of Income. Through June 30, 1999, we had recognized gains of approximately $800,000 related to these transactions. (We discuss EITF 98-10 more fully in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations, New Accounting Pronouncements.")

Counterparty Credit Risk

Part I, Item 3, "Quantitative and Qualitative Disclosures About Market
Risk," contains a summary of how we seek to address counterparty credit risk.

Independent Power Operations

One of our subsidiaries, Continental Energy Services, Inc. (Continental Energy), has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge interest rate exposure on floating-rate debt and natural gas price fluctuations. We believe that, as of June 30, 1999, we would not experience any material adverse effects from the risks inherent in these instruments.

NOTE 4 - COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

We established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) that we issue. The Trust has issued 2,600,000 units of 8.45% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45% of the liquidation preference value of $25 per security. The sole asset of the Trust is $67,000,000 of our Subordinated Debentures, 8.45% Series due 2036. The Trust will use interest payments received on the Subordinated Debentures that it holds to make the quarterly cash distributions on the QUIPS.

NOTE 5 - COMMITMENTS

Purchase and Sale Commitments

We and our subsidiaries have entered into various contracts, with terms expiring over the next five years, to purchase and sell power. The pricing structure in one of our sales contracts, which became effective in 1998, provides that a portion of the deliveries are at a fixed price and a portion of the deliveries are at an index-based price. (In approximately three years, all prices under the contract become index based.) All prices in this contract include delivery of power to the customer's site. When the sale of our generating assets closes, and to the extent that the electric restructuring transition process does not address this contract, we will be subject to commodity price risk associated with supplying the fixed-price portion of the contract. Because of uncertainties surrounding other arrangements that would allow us to serve the contractual demand, we are unable to determine the effects that this contract ultimately may have on our future consolidated financial position, results of operations or cash flows.

Touch America's Commitments

	Our subsidiary, Touch America, joined with Iowa Network Services, Inc. to create Iowa Telecommunications Services (ITS) on July 1, 1999. ITS will purchase from GTE Midwest Incorporated (GTE) all of GTE's 280,422 domestic access lines in Iowa, involving 296 telephone exchanges. Touch America will hold a non-controlling interest in ITS and will invest approximately $46,000,000 of equity in ITS. ITS will fund the purchase from GTE primarily through long-term nonrecourse debt at the ITS level. We expect this transaction to close in late 1999 or early 2000.

	On July 1, 1999, Touch America and US West Wireless entered into a joint venture to provide "one number" digital wireless service in a seven-state region of the Pacific Northwest and Upper Midwest. We expect the joint venture, in which Touch America holds a non-controlling interest, to make an initial investment over the next three years, during which construction will be ongoing, of approximately $88,000,000 in the aggregate.

	FTV Communications LLC (FTV), the limited liability company formed by Touch America, Williams Communications, and Enron Communications to construct a fiber-optic route from Portland to Los Angeles, completed the construction in late June. During construction, Touch America loaned FTV up to $28,500,000 in separate notes of various amounts at fixed rates of interest averaging approximately 6% per year. At June 30, 1999, the balance of these notes was $16,000,000. FTV fully repaid the notes in July 1999.

NOTE 6 - LONG-TERM DEBT

On February 1, 1999, we used the proceeds from asset-backed securities issued by the MPC Natural Gas Funding Trust to retire $55,000,000 of 7.7% First Mortgage Bonds.

NOTE 7 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," defines comprehensive income during the applicable period as a change in equity of a business enterprise from transactions and other events and circumstances from nonowner sources. SFAS No. 130 requires that an enterprise report all components of comprehensive income in the period in which the enterprise recognizes these components.

Components of comprehensive income are net income and other comprehensive income. Net income includes income from continuing operations, discontinued operations, extraordinary items and cumulative effects of changes in accounting principles. Other comprehensive income includes foreign currency translations, adjustments of minimum pension liability and unrealized gains or losses on certain investments in debt and equity securities.

For the six months ended June 30, 1999 and 1998, our only item of other comprehensive income was foreign currency translation adjustments to retained earnings. These adjustments resulted in increases to retained earnings of $2,262,000 in 1999 and decreases to retained earnings of $5,644,000 in 1998. No current income tax effects resulted from the adjustments. The 1998 adjustment included both the change in the valuation of the assets of our Canadian operations and a change in the rate used to adjust certain Canadian assets. When these Canadian assets were transferred from our Utility Operations to our Nonutility Operations, and removed from Utility rate base, the assets were converted to U.S. dollars using current foreign currency exchange rates. This conversion accounted for approximately $5,100,000 of the 1998 decrease in retained earnings.

NOTE 8 - INFORMATION ON INDUSTRY SEGMENTS

Operations Information
	               Six Months Ended
	                 June 30, 1999
	             Thousands of Dollars

UTILITY
	 Electric 	Natural Gas
Sales to unaffiliated customers		$  221,977	$   62,735
Intersegment sales		6,468	336
Earnings from unconsolidated investments		-	-
Pretax operating income		56,447	11,078
Capital expenditures		22,160	2,518
Identifiable assets		1,683,778	390,590

NONUTILITY

		  Oil and  	Independent
	  Coal  	Natural Gas	  Power*
Sales to unaffiliated customers		$   92,217	$  145,554	$   36,968
Intersegment sales		19,740	8,312	663
Earnings from unconsolidated investments		-	-	9,464
Pretax operating income		16,635	5,743	1,429
Capital expenditures		1,932	16,884	207
Identifiable assets		234,691	310,000	99,483

NONUTILITY (continued)

	    Tele-
	Communications	  Other
Sales to unaffiliated customers		$    41,129	$   19,124
Intersegment sales		354	1,002
Earnings from unconsolidated investments		2,100	-
Pretax operating income (loss)		12,036	(2,654)
Capital expenditures		31,307	12
Identifiable assets		210,984	67,638

CORPORATE
Capital expenditures		$    1,121
Identifiable assets		19,455

RECONCILIATION TO CONSOLIDATED

	  Segment  		Consolidated
	  Total  	Adjustments**	   Total
Sales to unaffiliated customers		$  619,704	-	$  619,704
Intersegment sales		36,875	$  (36,875)	-
Earnings from unconsolidated investments		11,564	-	11,564
Pretax operating income		100,714	-	100,714
Capital expenditures		76,141	-	76,141
Identifiable assets		3,016,619	-	3,016,619

*	The Independent Power segment is dependent on two customers, the losses of which would have a material adverse effect on this segment.

**	The amounts include certain eliminations between the business segments.

Operations Information
	               Six Months Ended
	                 June 30, 1998
	             Thousands of Dollars

UTILITY

	 Electric 	Natural Gas
Sales to unaffiliated customers		$  219,235	$   60,350
Intersegment sales		2,454	352
Earnings from unconsolidated investments		-	-
Pretax operating income		57,422	10,587
Capital expenditures		24,686	6,694
Identifiable assets		1,572,714	391,479

NONUTILITY

		  Oil and  	Independent
	  Coal  	Natural Gas	  Power*
Sales to unaffiliated customers		$   88,478	$   88,203	$   36,379
Intersegment sales		19,856	9,633	1,181
Earnings from unconsolidated investments		-	-	8,351
Pretax operating income (loss)		16,343	4,861	(3,707)
Capital expenditures		1,398	27,327	230
Identifiable assets		249,390	285,441	122,678

NONUTILITY (continued)

	    Tele-
	Communications	  Other
Sales to unaffiliated customers		$   42,208	$   4,312
Intersegment sales		503	564
Earnings from unconsolidated investments		5,644	-
Pretax operating income (loss)		18,385	(4,042)
Capital expenditures		11,059	670
Identifiable assets		131,286	38,424

CORPORATE
Capital expenditures		$     180
Identifiable assets		35,621

RECONCILIATION TO CONSOLIDATED

	  Segment  		Consolidated
	  Total  	Adjustments**	   Total
Sales to unaffiliated customers		$  539,165	        -	$  539,165
Intersegment sales		34,543	$  (34,543)	-
Earnings from unconsolidated investments		13,995	-	13,995
Pretax operating income		99,849	-	99,849
Capital expenditures		72,244	-	72,244
Identifiable assets		2,827,033	-	2,827,033

*	The Independent Power segment is dependent on two customers, the losses of which would have a material adverse effect on this segment.

**	The amounts include certain eliminations between the business segments.

Operations Information
	                 Quarter Ended
	                 June 30, 1999
	             Thousands of Dollars

UTILITY
	 Electric 	Natural Gas
Sales to unaffiliated customers		$  105,443	$   22,390
Intersegment sales		2,778	137
Earnings from unconsolidated investments		-	-
Pretax operating income		26,773	938
Capital expenditures		14,136	4,933
Identifiable assets		1,683,778	390,590

NONUTILITY

		  Oil and  	Independent
	  Coal*  	Natural Gas	  Power**

Sales to unaffiliated customers		$   48,779	$  76,745	$   18,734
Intersegment sales		9,836	3,912	425
Earnings from unconsolidated investments		-	-	4,131
Pretax operating income		8,889	2,302	761
Capital expenditures		298	6,570	-
Identifiable assets		234,691	310,000	99,483

NONUTILITY (continued)

	    Tele-
	Communications	  Other
Sales to unaffiliated customers		$    21,354	$   11,248
Intersegment sales		126	561
Earnings from unconsolidated investments		677	-
Pretax operating income (loss)		6,716	(822)
Capital expenditures		25,767	-
Identifiable assets		210,984	67,638

CORPORATE
Capital expenditures		$     712
Identifiable assets		19,455

RECONCILIATION TO CONSOLIDATED

	  Segment  		Consolidated
	  Total  	Adjustments***	   Total
Sales to unaffiliated customers		$  304,693	-	$  304,693
Intersegment sales		17,775	$  (17,775)	-
Earnings from unconsolidated investments		4,808	-	4,808
Pretax operating income		45,557	-	45,557
Capital expenditures		52,416	(39)	52,377
Identifiable assets		3,016,619	-	3,016,619

*	Sales under one contract to Reliant Energy amounted to $30,316,000 for the three-
month period ended June 30, 1999.

**	The Independent Power segment is dependent on two customers, the losses of which would have a material adverse effect on this segment.

***	The amounts include certain eliminations between the business segments.

Operations Information
	               Quarter Ended
	                 June 30, 1998
	             Thousands of Dollars

UTILITY

	 Electric 	Natural Gas
Sales to unaffiliated customers		$  102,437	$   19,306
Intersegment sales		1,458	222
Earnings from unconsolidated investments		-	-
Pretax operating income		26,767	(1,786)
Capital expenditures		13,400	8,047
Identifiable assets		1,572,714	391,479

NONUTILITY

		  Oil and  	Independent
	  Coal*  	Natural Gas	  Power**
Sales to unaffiliated customers		$   45,052	$   42,823	$   17,803
Intersegment sales		9,658	4,887	612
Earnings from unconsolidated investments		-	-	6,798
Pretax operating income (loss)		8,961	1,387	(1,820)
Capital expenditures		389	14,477	88
Identifiable assets		249,390	285,441	122,678

NONUTILITY (continued)

	    Tele-
	Communications	  Other
Sales to unaffiliated customers		$   21,528	$   3,046
Intersegment sales		252	300
Earnings from unconsolidated investments		3,564	-
Pretax operating income (loss)		8,892	(2,783)
Capital expenditures		6,330	435
Identifiable assets		131,286	38,424

CORPORATE
Capital expenditures		$     178
Identifiable assets		35,621

RECONCILIATION TO CONSOLIDATED

	  Segment  		Consolidated
	  Total  	Adjustments***	   Total
Sales to unaffiliated customers		$  251,995	        -	$  251,995
Intersegment sales		17,389	$  (17,389)	-
Earnings from unconsolidated investments		10,362	-	10,362
Pretax operating income		39,618	-	39,618
Capital expenditures		43,344	-	43,344
Identifiable assets		2,827,033	-	2,827,033

*	Sales under one contract to Reliant Energy amounted to $26,711,000 for the three-
month period ended June 30, 1998.

**	The Independent Power segment is dependent on two customers, the losses of which would have a material adverse effect on this segment.

***	The amounts include certain eliminations between the business segments.

NOTE 9 - COMMON STOCK

	On June 22, 1999, our Board of Directors approved a two-for-one split of our outstanding common stock. As a result of the split, which was effective August 6, 1999 for all shareholders of record on July 16, 1999, 55,099,015 outstanding shares of common stock were converted to 110,198,030 shares of common stock. Unless otherwise noted, all outstanding common stock information reflected in this report is presented on a post-split basis.

In 1998, our Board of Directors authorized a share-repurchase program over the next five years to repurchase up to 20,000,000 shares (adjusted for the stock split), or 18%, of our outstanding common stock. As of August 11, 1999, the Company had 110,199,430 common shares outstanding. The repurchase of common stock may be made, from time to time, on the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities.

As a result of this authorization, we entered into a Forward Equity Acquisition Transaction (FEAT) program with a bank that provides us with an option to acquire up to 5,000,000 shares (adjusted for the stock split) of our common stock, but not to exceed $125,000,000. In accordance with this agreement, through August 11, 1999, the bank had acquired for us 1,202,200 shares of our stock at prices ranging from $31.73 to $33.50 (adjusted for the stock split). The FEAT can be settled from time to time, at our election, on either a full physical or net share settlement basis. The amount at which these agreements can be settled depends principally upon the market price of our common stock as compared with the forward purchase price per share and the number of shares to be settled. The maturity date on the FEAT program is October 31, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Please read the following discussion in conjunction with the statements included in our Annual Report on Form 10-K for the year ended December 31, 1998 at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Safe Harbor for Forward-Looking Statements

	This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are qualified by and should be read together with the cautionary statements and important factors included in our Annual Report on Form 10-K for the year ended December 31, 1998 at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor for Forward-Looking Statements." We are including the following cautionary statements to make applicable and take advantage of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf, in this Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "believes" and similar expressions. From time to time, we or one of our subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf or by or on behalf of one of our subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

	Forward-looking statements that we make are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning our revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, planned capital expenditures, financing needs and availability, changes in the utility industry, and the effects of the year 2000 issue. Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of our future performance and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include general economic and weather conditions in the areas in which we have operations; competitive factors and the effects of restructuring in the electric, natural gas, and telecommunications industries; sanctity and enforceability of contracts; market prices; environmental laws and policies; federal and state regulatory and legislative actions; drilling successes in oil and natural gas operations; changes in foreign trade and monetary policies; laws and regulations related to foreign operations; tax rates and policies; rates of interest; and changes in accounting principles or the application of such principles.

Results of Operations

	The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results.

For the Six Months Ended June 30, 1999 and 1998:

Net Income Per Share of Common Stock (Basic)*

We reported consolidated net income, adjusted for the stock split, of $0.52 per share, $0.01 more than the comparable period in 1998. Utility earnings were $0.18, compared with $0.22 for the six months ended June 30, 1998. Nonutility earnings were $0.34, compared with $0.29 for the six months ended June 30, 1998.

Income from our electric Utility operations decreased compared with the six months ended June 30, 1998. Revenues increased, despite industrial customers choosing other commodity suppliers, primarily due to higher rates in the secondary markets and increased sales of surplus power. However, higher expenses, especially increased electric transmission and distribution expenses associated with the higher surplus sales, more than offset these increased revenues. Income from our natural gas Utility operations increased during the period mainly because of higher transportation revenues, growth in residential and commercial customers, and increased prices to recover gas supply costs.

In our Nonutility operations, increased oil and natural gas income resulting from higher natural gas volumes and prices more than offset a decrease in oil prices and volumes sold. Improved operations at projects in which we hold interests contributed to increased income from our independent power operations. In January 1999, a telecommunications customer of our subsidiary, Touch America, exercised its option to prepay the remaining twelve-year initial term of a capacity agreement. We are recognizing the $257,000,000 prepayment in revenues over the remaining term of the agreement, but income from our telecommunications operations for the first half of the year was approximately $11,000,000 lower than it would have been because the amount of the prepayment was discounted for early payment. Our investment income for the first half of the year increased by approximately $4,400,000 because of the prepayment.

	For comparative purposes, the following table shows consolidated basic net income per share by principal business segment.



	Six Months Ended*
	June 30,	June 30,
		1999	1998

	Utility Operations	$	0.18	$	0.22
	Nonutility Operations		0.34		0.29

		Consolidated	$	0.52	$	0.51



* Adjusted for the 2-for-1 stock split effective August 6, 1999.

UTILITY OPERATIONS
						Six Months Ended
					June 30,	June 30,
						1999			1998
						Thousands of Dollars

ELECTRIC UTILITY:
REVENUES:
  Revenues		$ 221,977	$ 219,235
  Intersegment revenues			6,468		2,454
	228,445	221,689
EXPENSES:
  Power supply		69,565	69,163
  Transmission and distribution		22,408	17,123
  Selling, general, and administrative		27,563	27,440
  Taxes other than income taxes		25,289	24,172
  Depreciation and amortization			27,173		26,369
		171,998		164,267

  INCOME FROM ELECTRIC OPERATIONS		56,447	57,422

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)		41,621	40,034
  Gas supply cost revenues		21,114	20,316
  Intersegment revenues			336		352
	63,071	60,702
EXPENSES:
  Gas supply costs		21,114	20,316
  Other production, gathering and exploration		1,134	1,159
  Transmission and distribution		7,303	7,440
  Selling, general, and administrative		10,532	10,091
  Taxes other than income taxes		7,270	6,702
  Depreciation, depletion, and amortization			4,640	   4,407
				51,993		50,115

  INCOME FROM GAS OPERATIONS			11,078	10,587

INTEREST EXPENSE AND OTHER:
  Interest			28,880	27,125

  Distributions on company obligated mandatorily
    redeemable preferred securities of subsidiary trust		2,746	2,746
  Other (income) deductions - net			(2,318)		(795)
			29,308		29,076

INCOME BEFORE INCOME TAXES AND DIVIDENDS			38,217		38,933

INCOME TAXES			16,669		13,119

DIVIDENDS ON PREFERRED STOCK			1,845		1,845

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	19,703	$	23,969

UTILITY OPERATIONS

	Weather affects the demand for electricity and natural gas, especially among residential and commercial customers. Colder weather increases demand, while warmer weather reduces demand. The weather's effect is measured using "degree days." A degree day is the difference between the average daily actual temperature and a baseline temperature of 65 degrees Fahrenheit. Heating degree days result when the average daily actual temperature is less than this baseline.

As measured by heating degree days, the temperatures for the six months ended June 30, 1999 in our service territory were 3% warmer than 1998 and 7% warmer than normal. (For these purposes, "normal" means the historic average.) In addition, winter weather for the primary heating months of January and February was 15% warmer than normal. While the weather was warmer overall for the first six months of 1999, weather was 14% colder than normal for the second quarter.

	For our regulated operations, we follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Pursuant to this pronouncement, we recognize certain expenses and credits as they are reflected in revenues collected through rates established by cost-based regulation. Changes in regulation or changes in the competitive environment could result in our not meeting the criteria of SFAS No. 71. If we were to discontinue application of SFAS No. 71 for some or all of our regulated operations, we would have to eliminate the related regulatory assets and liabilities from the balance sheet and include the associated expenses and credits in income in the period when the discontinuation occurred, unless recovery of those costs was provided through rates charged to those customers in portions of the business that were to remain regulated. In conjunction with the ongoing changes in the electric industry and the sale of our electric generating assets, we will continue to evaluate the applicability of this accounting principle to that portion of our business. Based upon the anticipated recovery of our regulatory assets in accordance with the electric restructuring legislation and the amounts that we expect to receive from the sale of our electric generating assets, we believe that discontinuing regulatory-accounting treatment for our electric generating assets would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

	We and our subsidiaries have entered into various long-term contracts to purchase and sell electricity. Some of these contracts contain fixed prices.
To the extent that the electric restructuring transition process does not address these contracts, our obligations under these contracts will expose us to commodity price risk.

	As discussed in Part I, "Notes to Consolidated Financial Statements,
Note 5 - Commitments," we entered into a contract, effective in 1998, to sell electricity. The contract provides that a portion of the deliveries are at a fixed price and a portion of the deliveries are at an index-based price. The pricing structure requires us to deliver all electricity taken by the customer. The contract subjects us to commodity price risk for the fixed-price deliveries, which continue for approximately three more years. Until uncertainties are resolved with respect to other arrangements to serve the contract, we are unable to determine the effects that this contract may have on our consolidated financial position, results of operations or cash flows.

Electric Utility:

	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)	(Year to Date Average)
		6/30/99 	6/30/98		6/30/99	6/30/98	6/30/99	6/30/98

Revenues:
Residential,
	Commercial &
	Government	$141,237	$136,405	4 %	2,187	2,139	2 %	282,968	279,145	1 %
Industrial		36,266	  55,430	(35)%	1,421	1,355	5 %	3,035	3,134	(3)%
	General Business	177,503	191,835	(7)%	3,608	3,494	3 %	286,003	282,279	1 %
Sales to Other
	Utilities	34,542	20,961	65 %	1,781	976	82 %	62	85	(27)%
Other	9,932	6,439	54 %
Intersegment		6,468	2,454	164 %	58	58	0 %	228	230	0 %
	Total		$228,445	$221,689	3 %	5,447	4,528	20 %	286,293	282,594	1 %

Power Supply
	Expenses:
Hydroelectric	$	10,731	$	11,273	(5)%	2,000	1,859	8 %
Steam 	26,994	24,147	12 %	2,249	2,005	12 %
Purchases
	and Other		31,840	33,743	(6)%	924	1,256	(26)%
	Total Power Supply	$	69,565	$	69,163	1 %	5,173	5,120	1 %
Dollars Per MWh		$ 13.45	$	13.51


General business revenues decreased for the six months ended June 30, 1999 primarily because of a decrease in industrial revenues. Revenues from industrial customers decreased due to customers that chose other commodity suppliers beginning in July 1998, in accordance with Montana's Electric Industry Restructuring and Customer Choice Act passed in 1997 (Electric Act). Customer growth in the residential and commercial classifications and an increase in prices to recover the cost of public-purpose programs in accordance with the Electric Act lessened the effects of decreased revenues from industrial customers.

Before the Electric Act, our Utility bought and sold electricity in the secondary markets. We reflected these transactions as "sales to other utilities" in the table above. Because of the electric restructuring, beginning July 1, 1998, our Nonutility now performs this activity for our Utility. Although we continue to reflect sales in the secondary markets as "sales to other utilities" in the table above, we reflect revenues earned from the transmission of the electricity sold to other utilities in the "intersegment" line.

Revenues from sales to other utilities increased because of higher prices and increased sales in the secondary markets. We had more electricity available to sell in the secondary markets because of increased plant availability, higher-than-normal spring runoff, and lower consumption caused by customers choosing other suppliers.

Intersegment revenues and transmission and distribution expenses increased as a result of transmitting the electricity sold in the secondary markets. Other revenues increased mainly because of transmitting energy for customers that chose other suppliers.

Power-supply expenses increased chiefly because of increased steam maintenance and higher contractual prices paid to small-power producers. The elimination of secondary purchases by our Utility mitigated the effects of these increased costs. Taxes other than income taxes and depreciation expense increased, representing higher property values and additional plant.



Natural Gas Utility:

		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)	(Year to Date Average)
		6/30/99	6/30/98		6/30/99	6/30/98	6/30/99	6/30/98

Revenues:
Residential
	and Commercial		$ 52,687	$ 50,750	4 %	11,554	11,145	4 %	148,006	144,879	2 %
Industrial		706	   832	(15)%	160	192	(17)%	401	395	2 %
	Subtotal		53,393	51,582	4 %	11,714	11,337	3 %	148,407	145,274	2 %
Less:  Gas Supply
	Cost Revenues (GSC)	21,114	20,316	4 %
	General Business
	without GSC	32,279	31,266	3 %	11,714	11,337	3 %	148,407	145,274	2 %
Sales to Other
	Utilities	459	392	17 %	129	114	13 %	3	3	0 %
Transportation	8,011	6,269	28 %	13,466	13,056	3 %	20	23	(13)%
Other		872	2,107	(59)%
	Total		$	41,621	$	40,034	4 %	25,309	24,507	3 %	148,430	145,300	2 %

Natural gas revenues increased for the six months ended June 30, 1999 predominately because of customer growth and increased rates to recover higher gas supply costs. Revenues from industrial customers decreased as a result of customers choosing other commodity suppliers in accordance with a November 1, 1997 PSC order allowing natural gas customers with annual loads greater than 5,000 dekatherms the right to choose suppliers. Although revenues from industrial customers decreased, we experienced customer growth in the "smaller" industrial-customer classification. Transportation revenues increased principally because of transportation of gas for customers that chose other suppliers.

Taxes other than income taxes increased largely as a result of increased property taxes, representing higher property values and additional plant. Selling, general, and administrative expenses increased primarily because of adjustments to the regulatory liability relating to the MPC Natural Gas Funding Trust. Because revenues of this trust offset corresponding expenses, activity of the trust does not affect operating income.

Utility Interest Expense and Other

Interest expense increased primarily due to the expense associated with increased loans from Nonutility Operations to Utility Operations. Decreased short-term borrowings partially offset this increased interest expense.

	Income taxes increased in the first six months of 1999 due to a higher effective tax rate. In addition, the PSC authorized our accelerated recognition of tax credits in the first quarter 1998.

NONUTILTY OPERATIONS
						Six Months Ended
					June 30,	June 30,
						1999			1998
						Thousands of Dollars

COAL:
REVENUES:
  Revenues		$	92,217	$	88,478
  Intersegment revenues			19,740		19,856
	111,957	108,334
EXPENSES:
  Operations and maintenance		68,862	64,191
  Selling, general, and administrative		9,762	9,421
  Taxes other than income taxes		13,014	13,112
  Depreciation, depletion, and amortization			3,684	   5,267
			95,322			91,991

  INCOME FROM COAL OPERATIONS		16,635	16,343

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		145,554	88,203
  Intersegment revenues			8,312		9,633
	153,866	97,836
EXPENSES:
  Operations and maintenance		125,067	69,810
  Selling, general, and administrative		8,960	10,005
  Taxes other than income taxes		2,577	2,312
  Depreciation, depletion, and amortization			11,519	  10,848
		148,123		92,975

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		5,743	4,861

INDEPENDENT POWER:

REVENUES:
  Revenues		36,968	36,379
  Earnings from unconsolidated investments		9,464	8,351
  Intersegment revenues			663		1,181
	47,095	45,911

EXPENSES:
  Operations and maintenance		31,911	35,841
  Selling, general, and administrative		1,811	2,155
  Taxes other than income taxes		919	899
  Depreciation, depletion, and amortization			1,561		2,372
		36,202		41,267

INCOME FROM INDEPENDENT POWER OPERATIONS		$	10,893	$  4,644

NONUTILITY OPERATIONS (continued)
						Six Months Ended
					June 30,	June 30,
						1999			1998
						Thousands of Dollars

TELECOMMUNICATIONS:
REVENUES:
  Revenues		$  41,129	$42,208
  Earnings from unconsolidated investments		2,100		5,644
  Intersegment revenues			354		503
		43,583	48,355

EXPENSES:
  Operations and maintenance		17,828	12,912
  Selling, general, and administrative		5,670	5,606
  Taxes other than income taxes		1,425	2,559
  Depreciation, depletion, and amortization			4,524	  3,249
			29,447		24,326

  INCOME FROM TELECOMMUNICATIONS OPERATIONS		14,136	24,029

OTHER OPERATIONS:

REVENUES:
  Revenues		19,124	4,312
  Intersegment revenues			1,002		564
		20,126	4,876
EXPENSES:
  Operations and maintenance		18,887	5,258
  Selling, general, and administrative			1,027	815
  Taxes other than income taxes		612	570
  Depreciation, depletion, and amortization			2,254		2,275
		22,780		8,918

  LOSS FROM OTHER OPERATIONS		(2,654)	(4,042)

INTEREST EXPENSE AND OTHER:

  Interest		3,358	4,589
  Other (income) deductions - net			(9,915)		(3,865)
			(6,557)		724

INCOME BEFORE INCOME TAXES		51,310	45,111

INCOME TAXES			13,785		12,506

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	37,525	$	32,605

NONUTILITY OPERATIONS

Coal Operations

	Income from our coal operations for the six months ended June 30, 1999 increased slightly compared with the same period last year. Revenues from the Jewett Mine increased $6,500,000 as a result of an 8.9% increase in tons sold and an increase in reimbursable mining expenses. Revenues from the Rosebud Mine, including revenues from a synthetic fuel project, decreased $2,900,000. Volume of coal sold to the Colstrip Units decreased by approximately 4.2% and related prices decreased by 4.3%. The price reduction was mainly the result of a $2,700,000 refund to a customer for final pit reclamation funds previously collected. That customer has assumed responsibility for a portion of all final pit reclamation expenses in the future. Sales to a midwestern utility for purposes of conducting test burns partially offset these decreases.

	Coal operation and maintenance expense increased at the Jewett Mine because of the higher production, increased stripping costs, and rental expenses incurred on additional equipment needed to meet demand. Decreased costs at the Rosebud Mine due to a $2,700,000 credit to reclamation expense associated with the refund discussed above partially offset these increases. Depreciation, depletion, and amortization decreased because some equipment at the Rosebud Mine became fully depreciated in the first quarter of 1998 and additional depreciation on idle equipment was recorded in the second quarter of 1998.

Oil and Natural Gas Operations

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenues and the related percentage changes in volumes sold and prices received:

	Natural gas	-revenue	$  54
		-volume	   66 %
		-price/Mcf	    2 %

	Natural gas liquids	-revenue	$   3
		-volume	   34 %
		-price/bbl	   (2)%

	Oil 	-revenue	$  (1)
		-volume	   (22)%
		-price/bbl	   (9)%

	Income from our oil and natural gas operations increased due to increased marketing activities and higher gas prices in the first half of 1999. Natural gas revenues increased because marketing revenues and volumes more than doubled as a result of increased sales into California and midwestern markets. In addition, gas production from our properties and gas prices both were higher. Revenues from oil operations decreased because of lower prices and lower production as a result of our on-going strategy to focus more on natural gas and to reduce our oil position. Natural gas liquids revenues were higher, again because of increased marketing activity.

	Operation and maintenance expense increased mainly because of increased purchased gas costs associated with the California and midwestern gas sales discussed earlier. Selling, general, and administrative expense decreased due to reduced incentive compensation accruals and lower expenditures for outside services. Depreciation, depletion, and amortization increased because of increased gas production.

Independent Power Operations

Income from our independent power operations increased approximately $6,200,000 because of improved operations at generating plants in which Continental Energy holds equity interests, and Continental Energy's receipt in the second quarter of additional proceeds relating to the late 1998 contract settlement of a project in which it held an interest. The absence of earnings resulting from both the late 1998 sale of a project in which Continental Energy held an interest and the contract settlement mentioned above lessened the effects of the improved operations.

Operations and maintenance expense was approximately $3,900,000 lower compared with 1998 because of lower project-development expenses related to Continental Energy's development of a domestic investment opportunity. Continental Energy capitalized these costs in the third quarter 1998. Amortization expense was approximately $800,000 lower compared with 1998 because of the contract settlement in the fourth quarter 1998.

Telecommunications Operations

	Income from our telecommunications operations was approximately $9,900,000 less than it was for the same period one year ago primarily because one of Touch America's customers exercised its option to prepay amounts due for the remaining twelve-year initial term of a capacity agreement. The amount of the prepayment was discounted for early payment and will result in approximately $24,000,000 less in annual operating revenues than we would have realized had the customer not exercised its option. Consequently, operating revenues for the six months ended June 30, 1999 were approximately $11,000,000 less than they would have been absent the prepayment.

Revenues from dark-fiber sales were approximately $3,500,000 lower than those revenues during the same period in 1998. We expect to recognize approximately $3,000,000 in dark-fiber revenues from existing agreements during the remainder of 1999. We also expect to recognize additional revenues from dark-fiber sales during the third and fourth quarters from other agreements that we are negotiating.

After adjusting private-line revenues for the accounting effects of the prepayment and excluding the dark-fiber sales revenues, revenues from telecommunications operations increased approximately 23%. With the same adjustments, income from telecommunications operations increased approximately 25%.

	The increase in operating revenues, after the above adjustments, consists of several elements. It includes increased private-line revenues of approximately $4,000,000 because of higher sales of fiber capacity. It also includes increased long-distance and equipment-service revenues of approximately $5,500,000. Long-distance revenues increased as a result of increased long-distance customer and minute sales. Equipment-service revenues increased as a result of customer growth and Touch America providing customer service for Y2K upgrades.

	Long-distance and equipment-service operations and maintenance expense increased approximately $4,000,000 because of increased sales. Taxes other than income taxes decreased approximately $1,100,000 primarily because of lower property taxes. In June 1999, we received state property tax assessed values for 1998 and 1999 and reviewed the amounts accrued for Touch America for the year. Based on this review, we released $700,000 in June 1999, reducing property tax expense.

Other Operations

	Revenues and expenses of other operations increased primarily because of MPT&M's increased electric-trading activities. Electric-trading activities increased mainly because of contractual commitments entered into by MPT&M in mid 1998, before we decided in late August 1998 to exit the electric trading and marketing businesses, and comparatively higher market prices for electricity. (See Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," for a brief discussion of why we have remained in the electric-trading business.)

Nonutility Interest Expense and Other

	Interest expense decreased primarily because we used funds from the telecommunications prepayment discussed above to reduce Nonutility debt and meet Nonutility cash needs.

Other (income) and deductions - net increased by approximately
$6,000,000, of which approximately $4,400,000 was attributable to interest received on the prepayment funds. The remaining increase is largely attributable to increased interest income on loans from Nonutility Operations to Utility Operations.

Quarter Ended June 30, 1999 and 1998

Net Income Per Share of Common Stock (Basic)*

Second quarter earnings, adjusted for the stock split, were $0.22 per share, $0.03 more than second quarter 1998. Utility earnings were $0.05, compared with $0.04 last year. Nonutility earnings were $0.17, compared with $0.15 a year earlier.

Income from our electric Utility operations was flat compared with the six months ended June 30, 1998. Electric Utility revenues increased, despite industrial customers choosing other suppliers, due primarily to higher rates in the secondary markets and increased sales of surplus power. However, higher expenses, particularly increased electric transmission and distribution expenses associated with the higher surplus sales, offset these increased revenues. Income from our natural gas Utility operations increased during the period mainly because of a weather-related increase in volumes sold.

In our Nonutility operations, our oil and natural gas operating income increased, resulting from higher natural gas prices and volumes sold, more than offsetting a decrease in oil volumes sold. Because of the discounted prepayment discussed in the six-months-ended section, income from our telecommunications operations for the second quarter was approximately $6,000,000 lower than it would have been otherwise. The prepayment improved our investment income for the quarter by approximately $1,900,000.

	For comparative purposes, the following table shows consolidated basic net income per share by principal business segment.



	Six Months Ended*
	June 30,	June 30,
		1999	1998

	Utility Operations	$	0.05	$	0.04
	Nonutility Operations		0.17		0.15

		Consolidated	$	0.22	$	0.19



* Adjusted for the 2-for-1 stock split effective August 6, 1999.

UTILITY OPERATIONS
						Quarter Ended
					June 30, 	June 30,
						1999			1998
						Thousands of Dollars

ELECTRIC UTILITY:
REVENUES:
  Revenues		$105,443	$102,437
  Intersegment revenues			2,778		1,458
		108,221	103,895
EXPENSES:
  Power supply			30,878	29,196
  Transmission and distribution			10,731	8,539
  Selling, general, and administrative			13,810	14,134
  Taxes other than income taxes			12,535	12,075
  Depreciation and amortization			13,494		13,184
		81,448		77,128

  INCOME FROM ELECTRIC OPERATIONS			26,773	26,767

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)			15,328	13,368
  Gas supply cost revenues			7,062	5,938
  Intersegment revenues			137		222
		22,527	19,528
EXPENSES:
  Gas supply costs			7,062	5,938
  Other production, gathering, and exploration			341	514
  Transmission and distribution			3,667	3,805
  Selling, general, and administrative			4,776	5,524
  Taxes other than income taxes			3,453	3,330
  Depreciation, depletion, and amortization			2,290		2,203
		21,589		21,314

  INCOME FROM GAS OPERATIONS			938	(1,786)

INTEREST EXPENSE AND OTHER:

  Interest			14,442	13,680
  Distributions on company obligated manditorily
    Redeemable preferred securities of subsidiary trust			1,373	1,373
  Other (income) deductions - net			(1,033)		(678)
		14,782		14,375

INCOME BEFORE INCOME TAXES AND DIVIDENDS		12,929	10,606

INCOME TAXES			5,994		4,662

DIVIDENDS ON PREFERRED STOCK			922		922

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	6,013	$	5,022

UTILITY OPERATIONS

Electric Utility:

	Revenues and
	 Power Supply Expenses	Volumes	Customers
	(Thousands of Dollars)	(Thousands of MWh)	(Quarterly Average)
		6/30/99 	6/30/98		6/30/99	6/30/98	6/30/99	6/30/98

Revenues:
Residential
	and Commercial	$	65,313	$ 61,916	5 %	1,059	1,008	5 %	282,447	278,817	1 %
Industrial		16,773	  27,143	(38)%	711	699	2 %	3,766	3,929	(4)%
	General Business	82,086	89,059	(8)%	1,770	1,707	4 %	286,213	282,746	1 %
Sales to Other
	Utilities	18,099	11,626	56 %	910	528	72 %	61	85	(28)%
Other	5,258	1,752	200 %
Intersegment		2,778	1,458	91 %	25	37	(32)%	229	230	0 %
	Total	$	108,221	$103,895	4 %	2,705	2,272	19 %	286,503	283,061	1 %

Power Supply
	Expenses:
Hydroelectric	$	5,270	$	5,609	(6)%	1,130	1,041	9 %
Steam 	14,007	12,440	13 %	980	984	0 %
Purchases
	and Other		11,601	11,147	4 %	373	460	(19)%
	Total Power Supply	$	30,878	$ 29,196	6 %	2,483	2,485	0 %
Dollars Per MWh		$ 12.44	$  11.75


Second quarter revenues and expenses changed overall for the same reasons mentioned above in the six-months-ended section.

Natural Gas Utility:

		Revenues	Volumes	Customers
	(Thousands of Dollars)	(Thousands of Mmcf)	(Quarterly Average)
		6/30/99	6/30/98		6/30/99	6/30/98	6/30/99	6/30/98

Revenues:
Residential
	and Commercial	$17,838	$14,870	20 %	3,734	3,030	23 %	147,693	144,515	2 %
Industrial		240	     190	26 %	53	41	29 %	399	390	2 %
	Subtotal		18,078	  15,060	20 %	3,787	3,071	23 %	148,092	144,905	2 %
Less:  Gas Supply
	Cost Revenues (GSC)		7,062	5,938	19 %
	General Business
	without GSC		11,016	9,122	21 %	3,787	3,071	23 %	148,092	144,905	2 %
Sales to Other
	Utilities		171	142	20 %	35	20	75 %	3	3	0 %
Transportation		3,819	3,205	19 %	6,364	6,178	3 %	20	23	(13)%
Other		322	899	(64)%
	Total		$15,328		$13,368	14 %	10,186	9,269	10 %	148,115	144,931	2 %


Natural gas revenues increased in the second quarter mainly because of an increase in volumes sold associated with colder-than-normal weather. Transportation revenues increased for the same reason mentioned above in the six-months-ended section.

Utility Interest Expense and Other

Interest expense increased primarily due to the expense associated with increased loans from Nonutility Operations to Utility Operations and interest associated with amended tax returns for prior years. Decreased interest on long-term debt lessened the effects of these higher expenses.

NONUTILITY OPERATIONS
						Quarter Ended
					June 30, 	June 30,
						1999			1998
						Thousands of Dollars

COAL:
REVENUES:
  Revenues		$	48,779	$	45,052
  Intersegment revenues			9,836		9,658
	58,615	54,710
EXPENSES:
  Operations and maintenance		36,530	32,426
  Selling, general, and administrative		4,740	4,369
  Taxes other than income taxes		6,657	6,423
  Depreciation, depletion, and amortization			1,799		2,531
			49,726		45,749

  INCOME FROM COAL OPERATIONS		8,889	8,961

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		76,745	42,823
  Intersegment revenues			3,912		4,887
	80,657	47,710
EXPENSES:
  Operations and maintenance		66,116	34,248
  Selling, general, and administrative		4,732	5,643
  Taxes other than income taxes		1,553	961
  Depreciation, depletion, and amortization			5,954		5,471
		78,355		46,323

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		2,302	1,387

INDEPENDENT POWER:

REVENUES:
  Revenues		18,734	17,803
  Earnings from unconsolidated investments		4,131	6,798
  Intersegment revenues			425		612
	23,290	25,213

EXPENSES:
  Operations and maintenance		16,177	17,168
  Selling, general, and administrative		981	1,181
  Taxes other than income taxes		456	433
  Depreciation, depletion, and amortization			784		1,453
		18,398		20,235

INCOME FROM INDEPENDENT POWER OPERATIONS		$	4,892	$	4,978

NONUTILITY OPERATIONS (continued)
						Quarter Ended
					June 30, 	June 30,
						1999			1998
						Thousands of Dollars

TELECOMMUNICATIONS:
REVENUES:
  Revenues			$21,354	$	21,528
  Earnings from unconsolidated investments			677		3,564
  Intersegment revenues			126		252
	22,157		25,344

EXPENSES:
  Operations and maintenance		9,382	6,725
  Selling, general, and administrative		2,888	3,142
  Taxes other than income taxes		385	1,314
  Depreciation, depletion, and amortization			2,109		1,707
		14,764		12,888

  INCOME FROM TELECOMMUNICATIONS OPERATIONS		7,393		12,456

OTHER OPERATIONS:

REVENUES:
  Revenues		11,248		3,046
  Intersegment revenues			561		300
	11,809		3,346
EXPENSES:
  Operations and maintenance		11,456		3,742
  Selling, general, and administrative			(297)		969
  Taxes other than income taxes		299		266
  Depreciation, depletion, and amortization			1,173		1,152
		12,631		6,129

  LOSS FROM OTHER OPERATIONS		(822)	(2,783)

INTEREST EXPENSE AND OTHER:

  Interest		1,254		2,360
  Other (income) deductions - net			(4,418)		(1,082)
		(3,164)		1,278

INCOME BEFORE INCOME TAXES		25,818	23,721

INCOME TAXES			7,504		7,115

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK			$18,314	$16,606

NONUTILITY OPERATIONS

Coal Operations

Income from our coal operations for the quarter ended June 30, 1999 was flat compared with the same period last year. Revenues from the Jewett Mine increased $3,600,000 as a result of a 3.5% increase in tons sold and an increase in reimbursable mining expenses. Revenues from the Rosebud Mine, including revenues from a synthetic fuel project, increased $300,000. Volumes of coal sold to the Colstrip Units decreased by approximately 1.2% and related prices decreased by 2.1%. Other coal sales more than offset these decreases.

	Coal operation and maintenance expense increased at the Jewett Mine for the same reasons discussed above in the six-months-ended section. Operation and maintenance expenses were higher at the Rosebud Mine due to increased production. Depreciation, depletion, and amortization decreased principally because of additional depreciation recorded on idle equipment at the Rosebud Mine in the second quarter of 1998.

Oil and Natural Gas Operations

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenues and the related percentage changes in volumes sold and prices received:

	Natural gas	-revenue	$  29
		-volume	   35 %
		-price/Mcf	   29 %

	Natural gas liquids	-revenue	$   3
		-volume	   38 %
		-price/Mcf	   22 %

	Oil 	-revenue	$   0
		-volume	   (22)%
		-price/Mcf	   18 %

	Miscellaneous		$   1


	Income from oil and natural gas operations increased due to increased marketing activities and higher prices in the second quarter of 1999. Natural gas and natural gas liquids revenues increased for the same reasons discussed in the six-months-ended section. Revenues from oil operations were flat because lower production offset increased prices.

	Increases and decreases in operation and maintenance expense; selling, general, and administrative expense; and depreciation, depletion, and amortization changed for the same reasons discussed above in the six-months-ended section. Taxes other than income increased because of the higher value of the gas produced from our reserves.

Independent Power Operations

	Income from our independent power operations was relatively stable. Earnings from unconsolidated investments decreased approximately $2,700,000 primarily because of the absence of earnings resulting from Continental Energy's late 1998 sale of a project and contract settlement of another project in which it held interests. Improved operations in other generating plants in which Continental Energy holds equity interests, Continental Energy's second-quarter receipt of additional proceeds relating to the contract settlement mentioned above, and lower operations and maintenance expense for the reasons mentioned above in the six-months-ended section, partially offset the effects of these events.

Telecommunications Operations

	For the quarter, revenues and expenses from our telecommunications operations changed for the same reasons presented above in the six-months-ended section.

Other Operations

As discussed above in the six-months-ended section, revenues and expenses of other operations increased primarily because of MPT&M's increased electric-trading activities.

Nonutility Interest Expense and Other

Interest expense decreased for the same reasons discussed above in the six-months-ended section.

Other (income) and deductions - net increased by approximately
$3,300,000, of which approximately $1,900,000 was attributable to interest income received from the telecommunications prepayment discussed above. The remaining increase was primarily attributable to increased interest income on loans from Nonutility Operations to Utility Operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities --

	Net cash provided by operating activities was $209,636,000 for the six months ended June 30, 1999 compared with $90,496,000 in the first six months of 1998. The current-year increase of $119,140,000 was attributable mainly to the $257,000,000 prepayment received in January 1999 from a Touch America customer. Cash from the prepayment was used to reduce long-term debt and short-term borrowing and pay taxes on the prepayment and expected gains resulting from the sale of our electric generating assets.

Investing Activities --

	Net cash used for investing activities was $69,213,000 for the six months ended June 30, 1999 compared with $57,422,000 in the first six months of 1998. The current-year increase of $11,791,000 was attributable mainly to an increase in capital expenditures by our telecommunications operations, partially offset by a decrease in capital expenditures by the Utility and oil and gas operations, along with a current-year decrease in proceeds received from property sales and investments.

For information regarding Touch America's investments in domestic access lines and one-number digital wireless services, refer to Part 1, "Notes to Consolidated Financial Statements, Note 5 - Commitments." While we have not expended any funds at this time, we expect our source of funds for these investments to be generated internally or borrowed from third parties.

Financing Activities --

On February 1, 1999, we used the proceeds from asset-backed securities issued by the Montana Power Natural Gas Funding Trust to retire $55,000,000 of 7.7% First Mortgage Bonds.

Our consolidated borrowing ability under our Revolving Credit and Term
Loan Agreements was $179,023,000, of which $164,240,000 was unused at June 30, 1999. We also have short-term borrowing facilities with commercial banks that provide committed and uncommitted lines of credit and the ability to sell commercial paper.

For information regarding our authorization to repurchase common stock, refer to Part 1, "Notes to Consolidated Financial Statements, Note 9 - Common Stock."

SEC RATIO OF EARNINGS TO FIXED CHARGES

	For the twelve months ended June 30, 1999, our ratio of earnings to fixed charges was 3.36 times. Fixed charges include interest, distributions on preferred securities of a subsidiary trust, the implicit interest of the Colstrip Unit No. 4 rentals, and one-third of all other rental payments.

YEAR 2000 COMPLIANCE

The Year 2000 issue, known as Y2K, relates to the ability of systems - including computer hardware, software and embedded microprocessors - to properly interpret date information relating to the year 2000. Many existing systems, including some of our systems, use only the last two digits to refer to a year. Therefore, these systems may not properly recognize a year that begins with "20" instead of "19". If not corrected, these systems could fail or create erroneous results.

Strategy

We have a corporate-wide strategy to address Y2K issues. We established an Executive Steering Committee to coordinate and oversee implementation of the strategy in our business units. The strategy includes a three-step process and a contingency plan. The first step involves inventorying critical information technology (IT) systems and non-information (non-IT) systems, including third-party computer hardware and software, and embedded electronic microprocessors. During the second step, we conduct certain analyses to determine the systems' Y2K readiness. The third step consists of replacing/repairing and testing the systems to ensure the availability and integrity of the systems. Simultaneous with those three steps, we are developing contingency plans to address unanticipated failure of the systems.

Inventorying, analysis, modifications and testing of the critical IT systems are complete. These systems involve computer systems within our main business office, such as accounting systems, human resource systems, materials management systems, and work-management systems. Currently, we believe that, of the systems inventoried, two critical IT systems are not yet Y2K-ready: (1) the Customer Information System, which provides Utility customer billing and field operations support, and (2) the Interval Meter Programming and Data Collection Software, needed for our customer billing process. We are pursuing a billing outsourcing solution that we expect to have in place no later than September 30, 1999. We have received, and are testing and installing, Y2K-ready versions of the Meter Programming and Data Collection Software. We expect to complete this testing and installation no later than September 30, 1999. In the event that this or any other critical system fails in spite of our readiness efforts, we are developing contingency plans.

Inventorying, analysis, modifications and testing of critical non-IT systems are also complete. The continuous emission monitoring systems, which monitor stack gas emissions at the Corette and Colstrip Plants, are scheduled for a software upgrade from the vendor. We expect the vendor to complete this software upgrade no later than September 30, 1999. We are developing contingency plans in the event that these systems fail in spite of our readiness efforts.

The Year 2000 issue also may affect other entities with which we transact business or with which our electric and natural gas systems are interconnected. Our business units have contacted suppliers, vendors, and key customers to assess Year 2000 readiness. Currently, we have not been advised that Y2K effects to vendors, customers, or suppliers' systems will significantly affect our operations. In addition, because of the interconnected nature of electric systems, the North American Electric Reliability Council (NERC) is facilitating the preparations of electric systems in North America for operation into the year 2000. As part of its Year 2000 program, NERC monitors the monthly progress of industry efforts to prepare critical systems for the year 2000. NERC held a national drill on April 9, 1999 to assess industry preparation. We participated in the drill and deemed our performance successful. NERC plans another drill in September 1999, and we plan to participate in that session as well.

Y2K Expenditures

We have not established a formal process to track either external or internal Y2K expenditures. Many of the measures that will mitigate Y2K effects coincide with normal operations and maintenance and, therefore, are not accounted for separately as Y2K expenditures. For example, the capital upgrade to the energy management system (EMS), which is necessary in any event to provide additional functionality, will also result in a Y2K benefit and cost $460,000. An additional $36,000 to test custom software associated with the EMS and the upgrade software is accounted for as a Y2K expense. Likewise, we are implementing a new method of customer billing at a cost of $3,100,000 and, although it will address the Y2K issue, the new method was planned for reasons other than Y2K to satisfy deregulation requirements. In addition, our Information Services Department estimates that it has spent approximately $2,400,000 to address the Y2K issue and anticipates spending only another $100,000 before year-end. Although we are unable to estimate the overall cost of required modifications, we presently believe that the ultimate cost of Y2K modifications will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Most Reasonably Likely "Worst-Case" Scenario

Except as described above, we believe that all necessary modifications and testing of our critical IT and critical non-IT systems are complete. Also, as previously discussed, we expect to have contingency plans in place. The most reasonably likely "worst-case" Y2K scenario that we envision is that some of our customers could experience interruptions in service.

The above information is a Year 2000 Readiness Disclosure pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on an entity's balance sheet at fair value. The statement also expands the definition of a derivative.

Changes in the fair value of derivatives will be recognized each period either in current earnings or as a component of comprehensive income, depending on whether the derivative is designated as part of a hedge transaction. The statement distinguishes between (1) fair-value hedges, defined as hedges of assets, liabilities, or firm commitments, and (2) cash-flow hedges, defined as hedges of future cash flows related to a variable-rate asset or liability or a forecasted transaction. Recognition of changes in the fair value of a fair-value hedge will generally be offset in the income statement by the recognition of the change in the fair value of the hedged item. Recognition of changes in the fair value of a cash-flow hedge will be reported as a component of comprehensive income. The gains or losses on the derivative instruments that are reported in comprehensive income will be reclassified into current earnings in the periods in which the earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges will be recognized in current earnings.

	In July 1999, the Financial Accounting Standards Board issued SFAS
No. 137, "Accounting for Derivative Instruments and Hedging Activities:
Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays for one year the effective date of SFAS No. 133. This delay means that we are not required to adopt SFAS No. 133 until January 1, 2001. However, we can adopt earlier if we choose to do so. We have not yet determined the effect that adopting SFAS No. 133 will have on our consolidated financial position, results of operations or cash flows.

EITF 98-10 requires that energy contracts entered into under "trading activities" be marked to market with the gains or losses shown net in the income statement. EITF 98-10 is effective for fiscal years beginning after December 15, 1998. We adopted EITF 98-10 as of January 1, 1999 and accordingly marked to market energy contracts that qualified as "trading activities." As a result, we recognized an immaterial loss in the results of operations for the first quarter and an immaterial gain in the results of operations for the second quarter. The cumulative effect of the adoption of EITF 98-10 on our prior year's financial position, results of operations and cash flows also was immaterial.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the market risks associated with fluctuations in commodity prices, interest rates, and changes in foreign currency translation rates. We are exposed to these market risks through our non-regulated energy commodity-producing, trading, and marketing activities and through other investments that we own and agreements that we have entered.

Trading Instruments

Because we do not use derivative financial instruments to hedge against exposure to fluctuations in interest rates or foreign currency exchange rates, commodity price risk represents the primary market risk to which our non-regulated energy-commodity producing, trading, and marketing operations are exposed. We discuss the derivative financial instruments that we use to manage this risk in Part I, "Notes to Consolidated Financial Statements, Note 3 - Derivative Financial Instruments."

Electricity

	In August 1998, we announced that we would exit the electric trading and marketing business. We have remained in the electric-trading business mainly to (1) efficiently sell surplus power from our generating plants, (2) efficiently buy power needed to serve our native Utility load, and (3) fulfill our contractual commitments. Upon the closing of the sale of our electric generating assets, we will exit the electric-trading business.

	In June 1998, MPT&M entered into a derivative financial transaction in conjunction with one of our electric retail sales contracts. The negative mark-to-market value of this derivative financial instrument is recaptured when netted against the positive mark-to-market value of a related offsetting physical purchase transaction with another counterparty. The offsetting effect of these related transactions essentially neutralizes hypothetical adverse changes in market prices.

Natural Gas, Crude Oil and Natural Gas Liquids

In December 1998, our Audit Committee adopted commodity risk-management policies and practices to govern the execution, recording and reporting of derivative financial instruments and physical transactions associated with the trading and marketing activity of natural gas, crude oil and natural gas liquids engaged in by MPT&M. These policies and practices require MPT&M to identify, quantify and report commodity risks and to hold regular Risk Management Committee meetings. To the extent feasible, MPT&M began following these policies and practices earlier in 1998. Our Risk Management Committee
(1) approves the risk-related trading activities in which MPT&M participates and the kinds of instruments that MPT&M may use, and (2) recommends to our Audit Committee specific limits for MPT&M's trading activity.

MPT&M's value-at-risk (VaR) for physical and financial natural gas, crude oil and natural gas liquids transactions is based on J.P. Morgan's RiskMetricsT approach, variance/co-variance. This approach uses historical estimates of volatility and correlation and values optionality using delta equivalents. Because actual future changes in markets (prices, volatilities and correlations) may be inconsistent with historical observations, MPT&M's VaR may not accurately reflect the potential for future adverse changes in fair values.

MPT&M's VaR is based on a forward 24-month time period and assumes a one-day holding period and a 95% confidence level. As of June 30, 1999, MPT&M's VaR calculation for physical and financial natural gas, crude oil and natural gas liquids transactions, including forecasts of affiliate-owned production, was less than $2,000,000.

On June 21, 1999, our Audit Committee approved a proposed increase to MPT&M's VaR limit. Since then, and through August 11, 1999, MPT&M has reported no daily adverse changes in fair values in excess of its revised VaR limit. While the former limit was in effect, MPT&M reported daily adverse changes in fair values in excess of that VaR amount on (1) seven occasions for the period from January 1, 1999 through June 21, 1999, and (2) four occasions for the period from April 1, 1999 through June 21, 1999. The former VaR limit was based only on natural gas physical and financial transactions. The revised VaR limit includes these transactions as well as physical and financial transactions relating to crude oil and natural gas liquids.

	Counterparty Credit Risk

Commodity price changes may provide an incentive to our counterparties to default on their delivery or payment obligations to us under our physical and financial natural gas, crude oil and natural gas liquids trading instruments. Our corporate credit risk policy seeks to address counterparty credit risk and requires us to investigate and monitor the creditworthiness of our physical and financial trading counterparties. We do not expect nonperformance by these trading counterparties to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other-Than-Trading Agreements

	We are exposed to commodity price risks through our Utility and Nonutility operations. Our Utility has entered into purchase, sale, and transportation contracts for electricity and natural gas. Our Nonutility has entered into similar kinds of contracts for coal, lignite, natural gas, crude oil, and natural gas liquids. Since December 31, 1998, there has been no material change in these other instruments or the corresponding commodity price risk associated with these instruments.

	Our primary interest rate exposure with respect to other-than-trading instruments relates to items that SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines as "financial instruments." Since December 31, 1998, there has been no material change in these instruments or the corresponding interest rate risk associated with these instruments.

Our primary foreign currency exposure results from (1) our Canadian subsidiaries - Altana Exploration Company, Altana Exploration Ltd. and Canadian Montana Gas Company - exploring for, producing, gathering, processing, transporting, and marketing natural gas and crude oil in Canada, and (2) MPT&M trading and marketing natural gas in Canada. Since December 31, 1998, there has been no material change in these activities or the corresponding foreign currency risk associated with these activities.

PART II
OTHER INFORMATION


ITEM 1.	Legal Proceedings

For information regarding the (1) Kerr Project fish, wildlife and habitat mitigation plan, (2) Project 2188 relicensing, and (3) the Reliant Energy Lignite Supply Agreement dispute, refer to Part 1, Item 1, "Notes to Consolidated Financial Statements, Note 2 - Contingencies."

ITEM 2.	Changes in Securities and Use of Proceeds

On May 11, 1999, our security holders approved at our Annual Meeting of Shareholders an amendment to our Articles of Incorporation to increase the authorized shares of common stock from 120,000,000 shares to 240,000,000 shares.

	On June 22, 1999, our Board of Directors approved a two-for-one stock split of our outstanding common stock. As a result of the split, which was effective August 6, 1999 for all shareholders of record on July 16, 1999, 55,099,015 outstanding shares of common stock were converted to 110,198,030 shares of common stock.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Shareholders was held on May 11, 1999.

(b) Security holders elected four persons to our Board of Directors at our Annual Meeting. The results of the vote were as follows:

Director	For	Against	Abstentions

Tucker Hart Adams	47,899,305	--	1,362,104
Alan F. Cain	47,681,826	--	1,578,583
John G. Connors	47,971,361	--	1,289,048
Robert P. Gannon	47,869,301	--	1,391,108

Directors whose term of office as a director continued after the meeting are as follows:

		R. D. Corette				Carl Lehrkind, III
	Kay Foster	Jerrold P. Pederson
	Beverly D. Harris	N. E. Vosburg
	John R. Jester

(c) Security holders approved an amendment to The Montana Power Company Long-Term Incentive Plan (the Plan) at our Annual Meeting of
Shareholders. The purpose of the Plan is to reward employees who make important contributions to our continued growth, development, and financial success or that of our subsidiaries and to attract and retain such employees. The results of the vote were as follows:

	For	Against	Abstentions

	25,086,275	15,315,822	866,229

(d) Security holders approved an amendment to the Articles of Incorporation to increase the authorized shares of common stock from 120,000,000 shares to 240,000,000 shares at our Annual

Meeting. The increased number of shares will provide shares for the Rights Plan, as well as additional shares for issuance from time to time, without further action or authorization by the shareholders, if needed for such proper corporate purposes as may be determined by our Board of Directors. Such purposes may include stock splits, the raising of additional capital through the sale of additional shares, and acquisitions by the Company. The result of the vote were as follows:

	For	Against	Abstentions

43,684,962	 4,866,037	709,410

ITEM 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	Exhibit 3			Amendment to the Articles of Incorporation

	*Exhibit 10		The Montana Power Company Amended Long-
Term Incentive Plan

	Exhibit 12		Computation of ratio of earnings to fixed
charges for the twelve months ended
June 30, 1999.

	Exhibit 27			Financial data schedule

*Management contract or compensatory plan or arrangement.

	(b)	Reports on Form 8-K

		DATE			SUBJECT

	April 27, 1999		Item 5 Other Events.  Discussion of First
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

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized signatory.

		THE MONTANA POWER COMPANY
		(Registrant)

	By	/s/ J. P. Pederson
		J. P. Pederson
Vice President and
  Chief Financial Officer

Dated:  August 16, 1999

EXHIBIT INDEX


Exhibit 3
Amendment to the Articles of Incorporation

Exhibit 10
The Montana Power Company
Amended Long-Term Incentive Plan

Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended June 30, 1999

Exhibit 27
Financial data schedule

Exhibit 12


THE MONTANA POWER COMPANY

Computation of Ratio of Earnings to Fixed Charges
(Dollars in Thousands)


	 Twelve Months
	    Ended
	June 30,1999

Net Income	$153,153

Income Taxes	  83,002
	$236,155



Fixed Charges:
	Interest	$ 64,052
	Amortization of Debt Discount,
		Expense, and Premium	1,414
	Rentals	  34,620
			$100,086



Earnings Before Income Taxes
	and Fixed Charges	$336,241



Ratio of Earning to Fixed Charges	   3.36x







-2-
-29-
-40-

-51-
-53-