Form 10-Q
period 1999-09-30
MONTANA POWER CO /MT/
filed 1999-11-15
CIK 67727

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q
	________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

	On November 9, 1999, the Company had 110,201,392 shares of common stock outstanding.

	PART I
	FINANCIAL INFORMATION
	ITEM 1 - FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME

						Nine Months Ended
					September 30,
						1999			1998
						Thousands of Dollars

REVENUES		$966,956		$869,579

EXPENSES:
  Operations		479,512	374,288
  Maintenance		61,918	60,724
  Selling, general, and administrative		100,222	89,222
  Taxes other than income taxes		76,625	72,582
  Depreciation, depletion, and amortization			82,955		86,072
		801,232		682,888

INCOME FROM OPERATIONS		165,724	186,691

INTEREST EXPENSE AND OTHER:
  Interest		38,989	43,564
  Distributions on company obligated mandatorily
    redeemable preferred securities of subsidiary trust		4,119	4,119
  Other (income) deductions - net			(6,371)		(3,026)
		36,737		44,657

INCOME TAXES			40,702		46,813

NET INCOME			88,285		95,221
DIVIDENDS ON PREFERRED STOCK			2,768		2,768

NET INCOME AVAILABLE FOR
  COMMON STOCK		$	85,517	$	92,453

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC (000)			110,177		109,914*

BASIC EARNINGS PER SHARE OF COMMON STOCK		$	0.78	$	0.84*

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED (000)			110,984		110,083*

DILUTED EARNINGS PER SHARE OF COMMON STOCK		$	0.77	$	0.84*

The accompanying notes are an integral part of these statements.

? 1998 figures adjusted for the two-for-one stock split effective August 6, 1999.

	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME


						Quarter Ended
					September 30,
						1999			1998
						Thousands of Dollars

REVENUES		$335,687	$313,172

EXPENSES:
  Operations		171,103	139,762
  Maintenance		21,971	20,738
  Selling, general, and administrative		36,049	26,284
  Taxes other than income taxes		25,519	22,256
  Depreciation, depletion, and amortization			27,600		31,285
			282,242		240,325

  INCOME FROM OPERATIONS		53,445	72,847

INTEREST EXPENSE AND OTHER:
  Interest		12,489	14,662
  Distributions on company obligated mandatorily
    redeemable preferred securities of subsidiary trust		1,373	1,373
  Other deductions (income) - net			123		(1,179)
		13,985		14,856

INCOME TAXES			10,248		21,188

NET INCOME			29,212		36,803
DIVIDENDS ON PREFERRED STOCK			923		923

NET INCOME AVAILABLE FOR COMMON STOCK		$	28,289	$	35,880

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC (000)			110,201		110,026*

BASIC EARNINGS PER SHARE OF COMMON STOCK		$	0.26	$	0.33*

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED (000)			110,934		110,254*

DILUTED EARNINGS PER SHARE OF COMMON STOCK		$	0.26	$	0.33*

The accompanying notes are an integral part of these statements.

* 1998 figures adjusted for the two-for-one stock split effective August 6, 1999.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


	ASSETS

				September 30,	December 31,
						1999			1998
						Thousands of Dollars
PLANT AND PROPERTY IN SERVICE:
		UTILITY PLANT (includes $42,288 and $37,966
			plant under construction)
			Electric		$	1,872,481	$	1,841,855
			Natural gas			416,644		404,992
					2,289,125	2,246,847
		Less - accumulated depreciation and depletion			777,330		732,385
				1,511,795	1,514,462
	NONUTILITY PROPERTY (includes $91,064 and $10,990
		property under construction)		968,963	864,981
	Less - accumulated depreciation and depletion			336,436		297,933
					632,527		567,048
				2,144,322	2,081,510

MISCELLANEOUS INVESTMENTS (at cost):
	Independent power investments		21,090	24,268
	Reclamation fund		42,937	41,542
	Other			91,409		84,256
				155,436	150,066

CURRENT ASSETS:
	Cash and temporary cash investments		-	10,116
	Accounts receivable		159,017	170,652
	Notes receivable		-	29,089
	Prepaid income taxes		88,276	-
	Materials and supplies (principally at average cost)		46,124	42,292
	Prepayments and other assets		61,288	57,331
	Deferred income taxes			25,206		18,755
				379,911	328,235

DEFERRED CHARGES:
	Advanced coal royalties		12,813	14,312
	Regulatory assets related to income taxes		121,720	121,735
	Regulatory assets - other		154,822	154,193
	Other deferred charges			80,184		78,044
					369,539		368,284


				$	3,049,208	$	2,928,095


The accompanying notes are an integral part of these statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


LIABILITIES AND SHAREHOLDERS' EQUITY

				September 30,	December 31,
						1999			1998
						Thousands of Dollars
CAPITALIZATION:
		Common shareholders' equity:
			Common stock (240,000,000 shares authorized;
				110,201,392 and 110,121,040* shares issued)		$	703,647	$	702,511
			Retained earnings and other shareholders' equity		449,642	430,309
			Accumulated other comprehensive income (loss)		(18,621)	(20,717)
			Unallocated stock held by trustee for Retirement
				Savings Plan			(21,091)		(23,298)
					1,113,577	1,088,805

		Preferred stock		57,654	57,654
		Company obligated mandatorily redeemable preferred
			securities of subsidiary trust, which holds solely
			company junior subordinated debentures		65,000	65,000
	Long-term debt			650,433		698,329
				1,886,664	1,909,788

CURRENT LIABILITIES:
	Short-term borrowings		37,600	69,820
	Long-term debt - portion due within one year		80,397	96,292
	Dividends payable		22,757	22,765
	Income taxes		-	24,857
	Other taxes		69,290	51,777
	Accounts payable		103,015	97,197
	Interest accrued		12,330	13,156
	Other current liabilities			52,685		40,087
				378,074	415,951

DEFERRED CREDITS:
	Deferred income taxes		268,918	323,906
	Investment tax credit		32,412	35,175
	Accrued mining reclamation costs		133,553	129,558
	Other deferred credits			349,587		113,717
					784,470		602,356

CONTINGENCIES AND COMMITMENTS (Notes 2 and 5)
				$	3,049,208	$	2,928,095

The accompanying notes are an integral part of these statements.

* 1998 shares adjusted for the two-for-one stock split effective August 6, 1999

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

						For Nine Months Ended
					September 30,
						1999			1998
						Thousands of Dollars
NET CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income		$	88,285	$	95,221
	Adjustments to reconcile net income to net cash
		provided by operating activities:
		Depreciation, depletion, and amortization		82,955	86,072
		Deferred income taxes		(54,988)	2,522
		Noncash earnings from unconsolidated investments.		(12,300)	(15,611)
		Deferred revenue and other		235,870	3,132
		Other noncash charges to net income - net		11,394	11,412
		Changes in current assets and liabilities:
			Accounts and notes receivable		40,724	(41,367)
			Materials and supplies		(3,832)	(1,850)
			Prepayments and other assets		(3,957)	(4,498)
			Income taxes		(113,133)	12,082
			Deferred income taxes		(6,451)	1,684
			Accounts payable		5,818	10,036
			Other assets and liabilities - net			17,286		32,142

		Net cash provided by operating activities		287,671	190,977

NET CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures		(159,794)	(123,774)
	Proceeds from property and investments		28,067	21,931
	Additional investments			(1,538)		5,024

		Net cash used by investing activities		(133,265)	(96,819)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid		(68,872)	(68,662)
	Sales of common stock		652	6,619
	Issuance of long-term debt		25,766	64,490
	Retirement of long-term debt		(89,848)	(33,456)
	Net change in short-term borrowing			(32,220)		(67,037)

		Net cash used by financing activities			(164,522)		(98,046)

CHANGE IN CASH FLOWS		(10,116)	(3,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			10,116		16,706

CASH AND CASH EQUIVALENTS, END OF PERIOD		$	-	$	12,818


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash paid during nine months for:
		Income taxes		$	212,280	$	38,292
		Interest		46,541	61,692

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying consolidated financial statements of The Montana Power Company for the interim periods ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, reflect all normally recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

We have made reclassifications to certain prior-year amounts to make them comparable to the 1999 presentation. These changes had no effect on previously reported results of operations or shareholders' equity.


NOTE 1 - DEREGULATION, REGULATORY MATTERS, AND ASSET DIVESTITURE

Deregulation

The electric and natural gas utility businesses are in transition to a competitive market in which energy commodity products and related services are sold directly to wholesale and retail customers. The Montana electric and natural gas restructuring and customer choice laws, passed in 1997, provide that all customers will be able to choose their electricity and natural gas suppliers by July 1, 2002.

Through September 1999, approximately 135 electric customers representing more than 450 accounts crossing all customer sectors - or approximately 25% of our pre-choice electric load, predominately industrial and large commercial loads - have moved to competitive supply since the inception of customer choice on July 1, 1998. Through September 1999, approximately 240 natural gas customers with annual consumption of 5,000 dekatherms or more - or 54% of our pre-choice natural gas supply load - have chosen alternate suppliers since the transition to a competitive natural gas environment began in 1991.

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

In June 1998, the PSC rendered a decision on the Tier I issues.  On
July 1, 1999, we filed a case with the PSC to resolve the Tier II issues. The PSC had scheduled hearings on Tier II issues beginning in March 2000. On September 2, 1999, the PSC suspended all hearings scheduled on Tier II issues pending resolution of legal interpretations of customer-choice laws.

Regulatory Matters

On March 30, 1998, we filed a request with the Federal Energy Regulatory Commission (FERC) to increase our open access transmission rates and the rates for bundled wholesale electric service to two rural electric cooperatives. In January 1999, we reached a rate settlement with one of the cooperatives and in March 1999 we reached a separate settlement with FERC, the intervenors, and the other cooperative. As a result of the settlement, rates charged for bundled wholesale electric service will change slightly for one cooperative, not at all for the other cooperative, and rates charged for transmission service have been increased on an interim basis pending final approval from FERC. Increased transmission rates will have a positive effect on the results of our transmission operations. As part of the settlement, one of the rural electric cooperative customers retained the right to continue with its rate-reduction complaint filed with FERC. We recently reached a settlement with this customer and agreed to assist the customer in moving to choice of electric supply when its full-service wholesale contract expires in June 2000 in exchange for its agreement to dismiss the rate-reduction complaint.

	On August 12, 1999, we filed a natural gas rate case with the PSC requesting increased annual revenues of $15,400,000, with a proposed interim increase of $11,500,000. After PSC review, an interim increase is expected to become effective before the end of the year and will remain in effect until the final order is received. The filing also proposes (1) an alternative rate plan, (2) "trackers" to reflect property taxes and replacement facilities in rates on a more timely basis, (3) a change in the allocation of costs to customer classes, and (4) rate-design changes that include recovery of distribution charges through a fixed monthly system charge. We expect a decision on this filing, which represents our first transmission and distribution gas filing since Montana's Natural Gas Utility Restructuring and Customer Choice Act (Natural Gas Act) was passed in 1997, before the end of the second quarter 2000.

	As required by Montana's Electric Industry Restructuring and Customer Choice Act (Electric Act), a rate moratorium was established for all electric customers pursuant to which rates cannot be increased, except under limited circumstances, until July 1, 2000. We expect to submit a filing with the PSC in the first half of 2000 to request increased rates as appropriate.

Asset Divestiture

	We continue our work to complete the sale of electric generating assets to PP&L Global, Inc. (PP&L Global), and we still expect to complete the sale by the end of the year. We have completed all filings necessary to obtain required regulatory approvals, and we continue to obtain required third-party consents. In August, we exercised our contractual right to exclude Colstrip Unit No. 4 generation and transmission assets from the sale. The exclusion of these assets will reduce sales proceeds by $96,000,000.


NOTE 2 - CONTINGENCIES

Kerr Project and Project 2188

A FERC order requires us to implement a plan to mitigate the effect of Kerr Project operations on fish, wildlife, and habitat. We are required to make payments of approximately $135,000,000 between 1985 and 2020, the license term, to implement this plan. The net present value of the total payments, assuming a 9.5% discount rate, is approximately $57,000,000, an amount that we recognized as license costs in plant and long-term debt in the Consolidated Balance Sheet in 1997. A payment of approximately $15,600,000 for the period from 1985 to 1997 is included in this amount.

	We have appealed FERC's order, requesting the United States Court of Appeals for the District of Columbia Circuit to direct FERC to re-determine several of the provisions in the order. FERC, through a related order, has stated that we are not obligated to pay the $15,600,000 for the 1985 - 1997 period while the appeal is pending.

In November 1992, we applied to FERC to renew the license for nine
Madison River and Missouri River hydroelectric projects, with a generating capacity of 292 MWs (Project 2188). The net present value of the cost of environmental mitigation proposed by FERC's staff in this license proceeding is approximately $162,000,000. We expect the license order from FERC in late 1999 or early 2000.

The Kerr Project and Project 2188 are assets that we agreed to sell to PP&L Global under the terms of the Asset Purchase Agreement dated as of October 31, 1998. At closing of the sale, PP&L Global will assume the obligation to make payments required to comply with the license conditions. We retained, however, the obligation to make (1) the disputed $15,600,000 payment referred to above and, (2) other payments regarding "pre-closing" license compliance expenditures, to the extent not reimbursed by PP&L Global.

Reliant Energy

Reliant Energy (Reliant), formerly known as Houston Lighting and Power, is the purchaser of lignite produced by our subsidiary, Northwestern Resources Co. (Northwestern). The Lignite Supply Agreement (LSA) requires Northwestern to produce for Reliant approximately 9,000,000 tons of lignite per year until July 29, 2015. Northwestern realizes revenues of approximately $25,000,000 per year from the payment of management and dedication fees charged under the LSA pricing terms.

In late 1998, Reliant and Northwestern settled litigation regarding the pricing terms of the LSA. Under the terms of the LSA, lignite prices will continue to be set under pre-settlement pricing terms until June 30, 2002. From July 1, 2002 through July 30, 2015, lignite prices will be the lesser of
(1) a re-determined price set to be competitive with Powder River Basin coal supplies, or (2) the price that would have otherwise been paid under the pre-settlement pricing terms. We expect that, if the market value of fuel stays flat until the agreement is fully implemented, the competitive-pricing structure could result in a reduction of our annual pretax income of approximately $7,000,000 beginning July 1, 2002 through July 30, 2015. We can mitigate this effect through efficiency and cost-savings measures.

Miscellaneous

We and our subsidiaries are parties to various other legal claims, actions and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.


NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

Trading and Marketing of Electricity

Although we are exiting the electric trading and marketing businesses as we announced in August 1998, our subsidiary, The Montana Power Trading & Marketing Company (MPT&M), remains a party to one three-year derivative financial instrument. MPT&M entered into this derivative financial instrument in June 1998 with an electric retail customer to manage a portion of the customer's commodity price risk. We do not expect this instrument to have a material effect on our consolidated financial position, results of operations, or cash flows.

Trading and Marketing of Natural Gas, Crude Oil, and Natural Gas Liquids

We produce, purchase, transport, and sell natural gas, crude oil, and natural gas liquids. Changes in the prices of these commodities can affect our financial results. We manage this exposure to price risk, in part, through MPT&M's use of derivative financial instruments. We discuss how we manage our market risks in more detail in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

Kinds of Derivative Financial Instruments

We use derivative financial instruments to reduce earnings volatility and stabilize cash flows by hedging some of the price risk associated with our nonutility energy commodity-producing assets, contractual commitments for firm supply, and natural gas transportation agreements. We also use derivative financial instruments in speculative transactions to seek enhanced profitability based on expected market movements, as discussed below in "Speculative Transactions." In all cases, financial swap and option agreements constitute the principal kinds of derivative financial instruments used for these purposes.

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

Option Agreements

	Under a typical option agreement, we make or receive monthly payments based on the difference between the actual price of natural gas or crude oil and the price established in a private agreement at the time of execution. Receiving or making payments is dependent on whether we buy (own or hold) or sell (write or issue) the option. Buying options involves paying a premium - the price of the option - and selling options involves receiving a premium. When we use options as hedges, we defer all premiums paid or received and recognize the applicable expenses or revenues monthly throughout the option term. At September 30, 1999, we had deferred revenues of approximately $1,100,000 from option premiums related to these transactions.

Hedged Transactions

Hedged transactions are those in which we have a position (either current or anticipated) in an underlying commodity or derivative of that commodity that exposes us to risk if the price of the underlying item changes. We enter into these transactions primarily to reduce earnings volatility and stabilize cash flows. We recognize gains or losses from these derivative financial instruments in the Consolidated Statement of Income at the same time that we recognize the revenues or expenses associated with the underlying hedged item; until then, we do not reflect these gains or losses in our financial statements. Through September 30, 1999, we had unrecognized gains of approximately $7,500,000 related to these transactions. If we terminate a hedging instrument before the date of the anticipated (1) commodity production, (2) commodity purchase or sale, or (3) natural gas transportation commitment, we immediately recognize the gain or loss from the derivative financial instrument in the Consolidated Statement of Income.

	At September 30, 1999, we had swap and option agreements to hedge approximately 4.7 bcf of nonutility natural gas, or 16% of our expected delivery obligations under long-term natural gas sales contracts through December 2000. At September 30, 1999, we also had sold swap and option agreements to hedge approximately 21.6 bcf of our nonutility natural gas pipeline transportation obligations under contracts through October 2001 and had purchased swap and option agreements to hedge approximately 21.3 bcf of these obligations.

Speculative Transactions

We also enter into derivative financial transactions in which we have no underlying price risk exposure nor any interest in making or taking delivery of natural gas or oil commodities. We try, by these "speculative" transactions, to profit from the market movements of the prices of these commodities. In accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), we mark to market all of our speculative transactions and recognize any corresponding gain or loss in the Consolidated Statement of Income. Through September 30, 1999, we recorded gains of approximately $1,500,000 related to these transactions. (We discuss EITF 98-10 more fully in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations, New Accounting Pronouncements.")

Counterparty Credit Risk

Part I, Item 3, "Quantitative and Qualitative Disclosures About Market
Risk," contains a summary of how we seek to address counterparty credit risk.

Independent Power Operations

One of our subsidiaries, Continental Energy Services, Inc. (CES), has investments in independent power partnerships, some of which have entered into derivative financial instruments to hedge interest rate exposure on floating-rate debt and natural gas price fluctuations. We believe that, as of September 30, 1999, we have not been exposed to any material adverse effects from the risks inherent in these instruments.


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

NOTE 5 - COMMITMENTS

Purchase and Sale Commitments

We and our subsidiaries have entered into various contracts, with terms expiring over the next five years, to purchase and sell power. The pricing structure in one of our sales contracts provides that a portion of the deliveries are at a fixed price and a portion of the deliveries are at an index-based price. Approximately three years from now, all prices under the contract become index based. All prices in this contract, which includes a cap on the total volume of electricity that the customer can purchase, include delivery of electricity to the customer's site.

When the sale of our electric generating assets is completed, and to the extent that the electric restructuring transition process does not address this contract, we will be subject to commodity price risk associated with supplying the fixed-price portion of the contract. After closing, we plan to fulfill our contractual obligations to this customer by supplying electricity delivered to our transmission system pursuant to an index-based purchase contract entered into by MPT&M that remains effective through July 2001. The customer to which we must deliver electricity has provided us with usage estimates through this time that do not exceed the volume of electricity that MPT&M is committed to purchase.

We will continue to examine options and take steps to mitigate the commodity price risk that we face because of our fixed-price sales contract. With the uncertainties surrounding various arrangements that would allow us to serve the contractual demand, we are unable to determine the effects that this contract ultimately may have on our future consolidated financial position, results of operations, or cash flows.

Touch America's Commitments

	Construction Contract and Entech, Inc. Guarantee

	In late October 1999, our subsidiary, Touch America, entered into a contract to construct a high-speed, long-haul, fiber-optic network for a third party. The contract allows Touch America to install its own fiber-optic network as it constructs the third party's network. The network will span more than 4,300 miles and will cover six different routes in the West, Pacific Northwest, North Rocky Mountains, and Midwest. The contract contains capped performance incentives if we meet, and capped penalties if we do not meet, aggressive completion targets. The first route is scheduled for completion in the fourth quarter of 2000, and the last route is scheduled for completion by the end of the second quarter of 2001.

Touch America's estimated cost to construct the entire six-route network is approximately $500,000,000. We expect various third parties to cover approximately $250,000,000 (50%) of these costs. The third party for which Touch America is constructing the network will reimburse Touch America the majority of this 50% in stages as the construction is completed.

One of Touch America's parent companies, Entech, Inc. - our wholly owned nonutility subsidiary company - guaranteed Touch America's performance of its construction-related obligations related to the contract to construct the 4,300-mile fiber-optic network discussed above.

Joint Ventures

On July 1, 1999, Touch America and Iowa Network Services, Inc. formed
Iowa Telecommunications Services (ITS). ITS will purchase 280,422 domestic access lines in Iowa from a third party, involving 296 telephone exchanges. Touch America holds a non-controlling interest in ITS and will invest approximately $46,000,000 of capital in ITS. ITS will fund the purchase of domestic access lines and telephone exchanges primarily through long-term nonrecourse debt at the ITS level. We expect this transaction to close in early 2000.

	Touch America has loaned ITS $2,600,000, at an annual interest rate of 8%, to purchase computers and licenses. This note is payable on demand. In November 1999, Touch America will loan ITS another $2,600,000 on the same terms and for the same purposes.

	On July 1, 1999, Touch America and US West Wireless entered into a joint venture, TW Wireless (TWW), to provide "one number" digital wireless service in a seven-state region of the Pacific Northwest and Upper Midwest. Touch America holds a non-controlling interest in TWW. We expect that Touch America will contribute approximately $53,000,000 over the next three years toward construction of TWW's physical infrastructure.

	On August 1, 1999, Touch America and New Century Energies (NCE) formed a joint venture to provide dedicated telecommunication channels, or private-line service, to enterprises in the Denver metropolitan area by the middle of 2000. NCE will lease indefeasible rights to use its existing fiber-optic network to the venture for twenty-five years at a cost of $10,000,000. Touch America will contribute an estimated $3,000,000 in 1999 and $7,000,000 in 2000 to the venture to construct six miles of fiber-optic cable and optronics. Touch America owns a 50% interest in the venture.

	FTV Communications LLC (FTV), the limited liability company formed by Touch America, Williams Communications, and Enron Communications to construct a fiber-optic route from Portland to Los Angeles, completed the construction in late June. During construction, Touch America loaned FTV up to $35,000,000 in separate notes of various amounts at fixed rates of interest averaging approximately 6% per year. FTV repaid the principal of the notes in July 1999.


NOTE 6 - LONG-TERM DEBT

On February 1, 1999, we used the proceeds from asset-backed securities issued by the MPC Natural Gas Funding Trust to retire $55,000,000 of our 7.7% First Mortgage Bonds.

	On September 3, 1999, we retired $10,000,000 of our 7.875% Series B Unsecured Medium-Term Notes (MTNs) due December 23, 2026. We retired an additional $5,000,000 of these MTNs on October 13, 1999. These amounts were part of the long-term debt targeted for repurchase in the Tier II rate filing. This filing is discussed in Part I, Item 1, "Notes to Consolidated Financial Statements, Note 1 - Deregulation, Regulatory Matters, and Asset Divestiture."


NOTE 7 - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," defines comprehensive income as a change in equity of a business enterprise from transactions and other events and circumstances from nonowner sources. SFAS No. 130 requires that an enterprise report all components of comprehensive income in the period in which the enterprise recognizes these components.

Components of comprehensive income are net income and other comprehensive income. Net income includes income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles. Other comprehensive income includes foreign currency translations, adjustments of minimum pension liability, and unrealized gains or losses on certain investments in debt and equity securities.

For the nine months ended September 30, 1999 and 1998, our only item of other comprehensive income was foreign currency translation adjustments to retained earnings. These adjustments resulted in increases to retained earnings of $2,096,000 in 1999 and decreases to retained earnings of $7,306,000 in 1998. No current income tax effects resulted from the adjustments. The 1998 adjustment included both the change in the valuation of the assets of our Canadian operations and a change in the rate used to adjust certain Canadian assets. When these Canadian assets were transferred from our utility operations to our nonutility operations, and removed from utility rate base, the assets were converted to United States dollars at current rates rather than the historic rates used in the regulated environment. This conversion accounted for approximately $5,100,000 of the 1998 decrease in retained earnings.

[This page intentionally left blank.]

NOTE 8 - INFORMATION ON INDUSTRY SEGMENTS

Operations Information

	               Nine Months Ended
	               September 30, 1999
	             Thousands of Dollars

UTILITY
	 Electric 	Natural Gas
Sales to unaffiliated customers		$	326,876	$	75,915
Intersegment sales		9,706	448
Earnings from unconsolidated investments		-	-
Pretax operating income		80,482	7,203
Capital expenditures			37,181		10,090
Identifiable assets			1,671,608		386,293

NONUTILITY
		  Oil and  	Independent
	  Coal*  	Natural Gas	  Power**
Sales to unaffiliated customers		$	144,806	$	242,476	$	55,727
Intersegment sales		29,523	12,863	1,139
Earnings from unconsolidated investments		-	-	15,028
Pretax operating income		25,119	13,491	1,674
Capital expenditures			3,740		30,262		412
Identifiable assets			241,243		314,959		107,427

NONUTILITY (continued)
	    Tele-
	Communications	  Other
Sales to unaffiliated customers		$	60,295	$	35,565
Intersegment sales		639	1,453
Earnings from unconsolidated investments		10,268	-
Pretax operating income (loss)		17,057	(4,598)
Capital expenditures		76,504	13
Identifiable assets			214,715		91,585

CORPORATE
Capital expenditures		$	1,592
Identifiable assets			21,378

RECONCILIATION TO CONSOLIDATED
	  Segment 		Consolidated
	  Total  	Adjustments***	   Total
Sales to unaffiliated customers		$	941,660	$	-	$	941,660
Intersegment sales		55,771	(55,771)	-
Earnings from unconsolidated investments		25,296	-	25,296
Pretax operating income		140,428	-	140,428
Capital expenditures		159,794	-	159,794
Identifiable assets			3,049,208		-		3,049,208

*	The loss of revenues pursuant to one contract with a single customer would have a material adverse effect on the segment.

**	The loss of revenues pursuant to contracts with two customers would have a material adverse effect on the segment.

***	The amounts indicated include certain eliminations between the business segments.

Operations Information
	               Nine Months Ended
	                 September 30, 1998
	             Thousands of Dollars
UTILITY
	 Electric 	Natural Gas
Sales to unaffiliated customers		$	327,820	$	74,127
Intersegment sales		4,712	531
Earnings from unconsolidated investments		-	-
Pretax operating income		94,208	7,803
Capital expenditures		42,979	16,168
Identifiable assets			1,551,658		391,224

NONUTILITY
		  Oil and  	Independent
	  Coal*  	Natural Gas	  Power**
Sales to unaffiliated customers		$	128,869	$	155,273	$	54,534
Intersegment sales		28,501	13,396	1,626
Earnings from unconsolidated investments		-	-	29,179
Pretax operating income (loss)		22,986	9,046	(4,370)
Capital expenditures		5,541	38,376	465
Identifiable assets			243,329		286,351		135,694

NONUTILITY (continued)
	    Tele-
	Communications***	  Other
Sales to unaffiliated customers		$	63,924	$	28,980
Intersegment sales		800	770
Earnings from unconsolidated investments		6,873	-
Pretax operating income (loss)		27,540	(6,574)
Capital expenditures		18,779	1,283
Identifiable assets			148,983		59,265

CORPORATE
Capital expenditures		$	183
Identifiable assets			33,653

RECONCILIATION TO CONSOLIDATED
	  Segment 		Consolidated
	  Total  	Adjustments****	   Total
Sales to unaffiliated customers		$	833,527	$	-	$	833,527
Intersegment sales		50,336	(50,336)	-
Earnings from unconsolidated investments		36,052	-	36,052
Pretax operating income		150,639	-	150,639
Capital expenditures		123,774	-	123,774
Identifiable assets			2,850,157		-		2,850,157

*	The loss of revenues pursuant to one contract with a single customer would have a material adverse effect on the segment.

**	The loss of revenues pursuant to contracts with two customers would have a material adverse effect on the segment.

***	The loss of revenues pursuant to one contract with a single customer would have had a material adverse effect on the segment.

****	The amounts indicated include certain eliminations between the business segments.

Operations Information

	                 Quarter Ended
	                 September 30, 1999
	             Thousands of Dollars

UTILITY
	 Electric 	Natural Gas
Sales to unaffiliated customers		$	104,899	$	13,180
Intersegment sales		3,238	112
Earnings from unconsolidated investments		-	-
Pretax operating income (loss)		24,035	(3,876)
Capital expenditures			15,021		7,572
Identifiable assets			1,671,608		386,293

NONUTILITY

		  Oil and  	Independent
	  Coal*  	Natural Gas	  Power**
Sales to unaffiliated customers		$	52,589	$	96,922	$	18,759
Intersegment sales		9,783	4,551	476
Earnings from unconsolidated investments		-	-	5,564
Pretax operating income		8,484	7,748	245
Capital expenditures			1,808		13,378		205
Identifiable assets			241,243		314,959		107,427

NONUTILITY (continued)

	    Tele-
	Communications	  Other
Sales to unaffiliated customers		$	19,167	$	16,440
Intersegment sales		285	452
Earnings from unconsolidated investments		8,167	-
Pretax operating income (loss)		5,022	(1,944)
Capital expenditures		45,198	-
Identifiable assets			214,715		91,585

CORPORATE
Capital expenditures		$	471
Identifiable assets			21,378

RECONCILIATION TO CONSOLIDATED

	  Segment 		Consolidated
	  Total  	Adjustments***	   Total
Sales to unaffiliated customers		$	321,956	$	-	$	321,956
Intersegment sales		18,897	(18,897)	-
Earnings from unconsolidated investments		13,731	-	13,731
Pretax operating income		39,714	-	39,714
Capital expenditures		83,653	-	83,653
Identifiable assets			3,049,208		-		3,049,208

*	Sales under one contract with a single customer amounted to approximately
$34,110,000 and $28,455,000 for the quarters ended September 30, 1999 and September 30,
1998, respectively.

**	The loss of revenues pursuant to contracts with two customers would have a material adverse effect on the segment.

***	The amounts indicated include certain eliminations between the business segments.

Operations Information
	               Quarter Ended
	                 September 30, 1998
	             Thousands of Dollars

UTILITY
	 Electric 	Natural Gas
Sales to unaffiliated customers		$	108,585	$	13,777
Intersegment sales		2,258	179
Earnings from unconsolidated investments		-	-
Pretax operating income (loss)		36,786	(2,784)
Capital expenditures		18,293	9,473
Identifiable assets			1,551,658		391,224

NONUTILITY
		  Oil and  	Independent
	  Coal*  	Natural Gas	  Power**
Sales to unaffiliated customers		$	40,391	$	63,823	$	18,154
Intersegment sales		8,645	3,763	444
Earnings from unconsolidated investments		-	-	20,829
Pretax operating income (loss)		6,643	4,185	(664)
Capital expenditures		4,143	11,048	235
Identifiable assets			243,329		286,351		135,694

NONUTILITY (continued)
	    Tele-
	Communications***	  Other
Sales to unaffiliated customers		$	21,716	$	24,668
Intersegment sales		297	206
Earnings from unconsolidated investments		1,229	-
Pretax operating income (loss)		9,155	(2,532)
Capital expenditures		7,721	614
Identifiable assets			148,983		59,265

CORPORATE
Capital expenditures		$	3
Identifiable assets			33,653

RECONCILIATION TO CONSOLIDATED
	  Segment 		Consolidated
	  Total  	Adjustments****	   Total
Sales to unaffiliated customers		$	291,114	$	-	$	291,114
Intersegment sales		15,792	(15,792)	-
Earnings from unconsolidated investments		22,058	-	22,058
Pretax operating income		50,789	-	50,789
Capital expenditures		51,530	-	51,530
Identifiable assets			2,850,157		-		2,850,157

*	Sales under one contract with a single customer amounted to approximately
$34,110,000 and $28,455,000 for the quarters ended September 30, 1999 and September 30,
1998, respectively.

**	The loss of revenues pursuant to contracts with two customers would have a material adverse effect on the segment.

***	The loss of revenues pursuant to one contract with a single customer would have had a material adverse effect on the segment.

****	The amounts indicated include certain eliminations between the business segments.

NOTE 9 - COMMON STOCK

	On June 22, 1999, our Board of Directors approved a two-for-one split of our outstanding common stock. As a result of the split, which was effective August 6, 1999 for all shareholders of record on July 16, 1999, 55,099,015 outstanding shares of common stock were converted to 110,198,030 shares of common stock. Unless otherwise noted, all outstanding common stock information for 1998 reflected in this report is presented on a post-split basis.

In 1998, our Board of Directors authorized a share-repurchase program over the next five years to repurchase up to 20,000,000 shares (adjusted for the stock split), or approximately 18%, of our outstanding common stock. As of November 9, 1999, the Company had 110,201,392 common shares outstanding. The repurchase of common stock may be made, from time to time, on the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment opportunities.

	As a result of this authorization, we entered into a Forward Equity Acquisition Transaction (FEAT) program with a bank that committed to purchase on our behalf up to 5,000,000 shares, but not to exceed $125,000,000. On November 12, 1999, we amended the FEAT program to increase the monetary limit to $200,000,000. The expiration date of the program is October 31, 2000. Until that date, when all transactions must be settled, we can elect to fully or partially settle either on a full physical (cash) or a net share basis. A full physical settlement would be the purchase of shares from the bank for cash at the bank's average purchase price, including interest costs less dividends. A net share settlement would be the exchange of shares between the parties so that the bank receives shares with value equivalent to its original purchase price, including interest costs less dividends. Only at the time that the transactions are settled can our capital or outstanding stock be affected.

	Since the FEAT program began and through November 9, 1999, the bank had acquired for us approximately 4,000,000 shares of our stock. The purchase of these shares, including interest costs less dividends, averaged approximately $30.81 per share and ranged from $27.02 per share to $33.50 per share for a total cost of approximately $123,000,000.

	If we had fully settled with the bank on November 9, 1999, when the market price of our stock closed at approximately $28.06 per share, the settlement would have cost us approximately $123,000,000 (approximately 4,000,000 shares times average cost of approximately $30.81 per share). A net-share settlement on that date would have diluted our outstanding shares of common stock by approximately 400,000 shares ($123,000,000 total cost divided by $28.06 per share market price, less approximately 4,000,000 shares purchased).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Please read the following discussion in conjunction with the statements included in our Annual Report on Form 10-K for the year ended December 31, 1998 at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Safe Harbor for Forward-Looking Statements

	This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are qualified by and should be read together with the cautionary statements and important factors included in our Annual Report on Form 10-K for the year ended December 31, 1998 at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor for Forward-Looking Statements." We are including the following cautionary statements to make applicable and take advantage of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf, in this Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "believes," and similar expressions. From time to time, we or one of our subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf or by or on behalf of one of our subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

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

Strategy

We regularly assess our business units and evaluate opportunities to create, develop, and maximize the value of our diverse businesses. We are focused on expanding Touch America's telecommunications business and taking advantage of changes in the energy industry to gain regional advantages in the electric and natural gas transmission and distribution businesses. In pursuing this strategy, we will continue to investigate different approaches, including asset purchases and sales, the issuance of securities, and other transactions that may materially affect our results of operations, liquidity, and capital resources.

Results of Operations

	The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results.

For the Nine Months Ended September 30, 1999 and 1998:

Net Income Per Share of Common Stock (Basic)

Consolidated net income was $0.78 per share, compared with $0.84 for the comparable period in 1998 (adjusted for the two-for-one stock split effective August 6, 1999). Utility earnings were $0.19 per share, compared with $0.32 for the nine months ended September 30, 1998. Nonutility earnings were $0.59 per share, up $0.07 from the $0.52 figure for the nine months ended
September 30, 1998.

Utility

? Income from our electric utility operations decreased compared with the nine months ended September 30, 1998.

? Revenues increased despite the rate moratorium and industrial customers choosing other commodity suppliers as part of customer choice. This exercise of choice reflects our ongoing exit from the electric generation and supply business. Revenues increased primarily due to increased volumes of surplus power sold in the secondary markets, even though prices were down slightly.

? Higher expenses, especially selling, general, and administrative expenses and electric transmission and distribution expenses, more than offset these increased revenues. Approximately $2,800,000 of the increase in the selling, general, and administrative expenses was attributable to costs associated with implementing information systems. The higher transmission and distribution expenses resulted from the increased sales of surplus power.

? Income from our natural gas utility operations decreased during the period mainly because higher expenses more than offset higher transportation revenues, growth in residential and commercial customers, and increased prices to recover gas-supply costs.

Nonutility

? Strong operating performance from all nonutility business units led to overall improvement in this sector of our business.

? Income from coal operations increased due to higher revenues.
These higher revenues resulted from increased tons sold and reimbursable mining expenses at the Jewett Mine and the effects of a one-time refund issued by Western Energy in the third quarter of 1998.

? Increased oil and natural gas income resulting from higher oil and natural gas prices and increased natural gas volumes more than offset a decrease in oil volumes sold.

? A third quarter 1998 contract settlement between an independent power partnership in which CES was a partner and the power purchaser had a material positive effect on third quarter 1998 income from independent power operations. As a result, income from independent power operations decreased, though we continue to benefit from improved operations at projects in which we hold interests.

? Touch America continues to grow and to contribute solid earnings. In January 1999, a telecommunications customer of Touch America exercised its option to prepay all amounts due for the remaining twelve-year initial term of a capacity agreement. Income from our telecommunications operations for the nine months ended September 30, 1999 was approximately $17,000,000 lower than it would have been without the prepayment because the amount of the prepayment was discounted for early payment.

? Our investment income for the first nine months of this year increased by approximately $4,400,000, and our interest expense decreased, because of the prepayment.

	For comparative purposes, the following table shows consolidated basic net income per share by principal business segment.

	Nine Months Ended
	September 30
		1999	1998*

	Utility Operations	$	0.19	$	0.32
	Nonutility Operations		0.59		0.52

		Consolidated	$	0.78	$	0.84

* Adjusted for the two-for-one stock split effective August 6, 1999.

UTILITY OPERATIONS
						Nine Months Ended
					September 30,
						1999			1998
						Thousands of Dollars

ELECTRIC UTILITY:
REVENUES:
  Revenues		$	326,876	$	327,820
  Intersegment revenues			9,706		4,712
	336,582	332,532
EXPENSES:
  Power supply		98,688	97,405
  Transmission and distribution		34,419	27,036
  Selling, general, and administrative		44,448	38,393
  Taxes other than income taxes		37,815	35,936
  Depreciation and amortization			40,730		39,554
		256,100		238,324

  INCOME FROM ELECTRIC OPERATIONS		80,482	94,208

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)		51,995	51,364
  Gas supply cost revenues		23,920	22,763
  Intersegment revenues			448		531
	76,363	74,658
EXPENSES:
  Gas supply costs		23,920	22,763
  Other production, gathering, and exploration		1,650	1,557
  Transmission and distribution		10,509	11,091
  Selling, general, and administrative		15,621	14,877
  Taxes other than income taxes		10,500	9,953
  Depreciation, depletion, and amortization			6,960		6,614
				69,160		66,855

  INCOME FROM GAS OPERATIONS			7,203	7,803

INTEREST EXPENSE AND OTHER:

  Interest		43,669	40,695
  Distributions on company obligated mandatorily
    redeemable preferred securities of subsidiary trust		4,119	4,119
  Other (income) deductions - net			(2,545)		(1,932)
			45,243		42,882

INCOME BEFORE INCOME TAXES AND DIVIDENDS			42,442		59,129

INCOME TAXES			19,289		21,462

DIVIDENDS ON PREFERRED STOCK			2,768		2,768

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	20,385	$	34,899

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

As measured by heating degree days, weather for the third quarter 1999 was 156% colder than the same period last year. However, the temperatures for the nine months ended September 30, 1999 in our service territory were only 4% colder than 1998 and 5% warmer than normal. (For these purposes, "normal" means the historic average.) Winter weather for the primary heating months of January and February was 15% warmer than normal.

Our customers are billed on a cycle basis. As a result, some of the monthly service that we provide has not been billed and recognized in revenues. We record an "unbilled revenue" adjustment to reflect the change in the level of this service. Due to changes in billing cycles, changes in rates and weather may not affect this adjustment at the same time as they affect billed revenues.

	For our regulated operations, we follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Pursuant to this pronouncement, we recognize certain expenses and credits as they are reflected in revenues collected through rates established by cost-based regulation. Changes in regulation or changes in the competitive environment could result in our not meeting the criteria of SFAS No. 71. If we were to discontinue application of SFAS No. 71 for some or all of our regulated operations, we would have to eliminate the related regulatory assets and liabilities from the balance sheet and include the associated expenses and credits in income in the period when the discontinuation occurred, unless recovery of those costs was provided through rates charged to those customers in portions of the business that were to remain regulated. In conjunction with the ongoing changes in the electric industry and the sale of our electric generating assets, we will continue to evaluate the applicability of this accounting principle to that portion of our business. Based upon the anticipated recovery of our regulatory assets in accordance with the electric restructuring legislation and the amounts that we expect to receive from the sale of our electric generating assets, we believe that discontinuing regulatory-accounting treatment for our electric generating assets would not have a material adverse effect on our future consolidated financial position, results of operations, or cash flows.

We have entered into various long-term contracts to purchase and sell electricity. As discussed in Part I, Item 1, "Notes to Consolidated Financial Statements, Note 5 - Commitments," we entered into a contract to sell electricity which provides that a portion of the deliveries are at a fixed price and a portion of the deliveries are at an index-based price. The pricing structure requires us to deliver all electricity that the customer wishes to purchase, subject to volume caps. The contract subjects us to commodity price risk for the fixed-price deliveries, which continue through 2002. Until uncertainties are resolved with respect to other arrangements to serve the contract, we are unable to determine the effects that this contract may have on our future consolidated financial position, results of operations, or cash flows.

Electric Utility


	Revenues and
	Power Supply Expenses	Volumes
	(Thousands of Dollars)	(Thousands of MWh)
	 9/30/99 	 9/30/98 	 9/30/99	 9/30/98

REVENUES:
RESIDENTIAL:
Non-choice		$	95,744	$	92,916		3%		1,446		1,434		1%
Choice			-		-		- 		-		-		-
Total Residential			95,744		92,916		3%		1,446		1,434		1%

SMALL COMMERCIAL, SMALL INDUSTRIAL,
	AND GOVERNMENT AND MUNICIPAL:
Non-choice			120,621		121,694		(1%)		2,007		2,085		(4%)
Choice			1,848		14		13100%		85		-		-
Total Small Commercial, Small
Industrial, and Government and
Municipal			122,469		121,708		1%		2,092		2,085		0%

LARGE COMMERCIAL, LARGE INDUSTRIAL:
Non-choice			26,415		63,863		(59%)		765		1,673		(54%)
Choice			9,770		873		1019%		1,048		115		811%
Total Large Commercial, Large
Industrial, and Government and
Municipal			36,185		64,736		(44%)		1,813		1,788		1%

IRRIGATION AND STREET LIGHTING:
Non-choice			11,735		11,860		(1%)		125		120		4%
Choice			615		-		- 		-		-		-
Total Irrigation and
Street Lighting			12,350		11,860		4%		125		120		4%

UNBILLED REVENUE ADJUSTMENT			(4,261)		(5,382)		21%		45		(71)		163%

	GENERAL BUSINESS REVENUES			262,487		285,838		(8%)		5,521		5,356		3%

SALES TO OTHER UTILITIES			50,362		32,005		57%		2,490		1,326		88%
OTHER			14,027		9,977		41%		-		-		-
INTERSEGMENT			9,706		4,712		106%		62		98		(37%)
	TOTAL			336,582		332,532		1%		8,073		6,780		19%

POWER SUPPLY EXPENSES:

HYDROELECTRIC			16,497		15,793		4%		2,932		2,879		2%
STEAM			41,580		36,142		15%		3,559		3,263		9%
PURCHASED POWER AND OTHER			40,611		45,470		(11%)		2,030		1,417		43%
	TOTAL		$	98,688	$	97,405		1%		8,521		7,559		13%
DOLLARS PER MWh		$	11.58	$	12.89


General Business Revenues

See Part I, Item 1, "Notes to the Consolidated Financial Statements,
Note 1 - "Deregulation, Regulatory Matters, and Asset Divestiture," for information regarding the rate moratorium establish by the Electric Act.

Revenues from electric utility operations increased for the nine months ended September 30, 1999, even though general business revenues decreased, primarily because of a decrease in revenues from the "large" industrial-customer classification. Revenues from "large" industrial customers decreased due to a number of these customers choosing other commodity suppliers. An increase in general business prices to recover the cost of public-purpose programs in accordance with the Electric Act lessened the effects of decreased revenues from large industrial customers.

The State of Montana's Electric Act, signed into law in May 1997, provided for choice of electricity supplier for large customers by July 1, 1998; for pilot programs for residential and small commercial customers by July 1, 1998; and choice for all customers no later than July 1, 2002. Even though we no longer supply the electricity for customers that chose other commodity suppliers, we still earn distribution and transmission revenues for moving their electricity across our distribution and transmission lines. The distribution revenues are reflected as "Choice" revenues and the transmission revenues are reflected as "Other" revenues in the table above. For customers that have not chosen other suppliers, "Non-choice" revenues reflect fully bundled rates for generating, transmitting, and distributing electricity.

Sales to Other Utilities

Before the Electric Act, our utility bought and sold electric generation in excess of the needs of our general business customers in the secondary markets outside Montana. We reflected these transactions as "sales to other utilities" in the table above. Because of the electric restructuring, beginning July 1, 1998, our nonutility now performs this activity for our utility. However, sales in the secondary markets are still reflected as "sales to other utilities" in the table above.

Revenues from sales to other utilities increased because of increased volumes sold in the secondary markets, even though prices were down slightly compared with year-to-date 1998. We had more electricity available to sell in the secondary markets because of increased plant availability and lower consumption attributable to customers continuing to choose other suppliers.

Other

Other revenues increased mainly because of revenues earned for transmitting energy for customers that chose other suppliers. Prior to the Electric Act, we classified transmission revenues from customers that chose other suppliers as general business revenues; we now reflect these transmission revenues as "other" revenues.

Intersegment

Intersegment revenues increased because of the revenues associated with transmitting across our lines the electricity sold in the secondary markets. Although we continue to reflect sales in the secondary markets as "sales to other utilities," as discussed above, beginning July 1, 1998, we began reflecting revenues earned from the transmission of the electricity sold to other utilities in the "intersegment" line of the segmented schedule of revenues and expenses. The associated transmission volumes are the same volumes associated with the sale of energy in the secondary markets. Therefore, these volumes are reported in the "sales to other utilities" line in the table above. In addition, as a result of the Electric Act, the intersegment sale of energy to Colstrip Unit No. 4 is now performed by our nonutility. Although the difference in intersegment revenues is not as apparent, the effect on total intersegment volumes, in conjunction with the absence of related transmission volumes, is more pronounced.

Expenses

Power-supply expenses increased primarily due to increased steam maintenance and generation costs. Our utility's termination of secondary purchases partially offset these increases. Transmission and distribution expenses increased because of the costs associated with transmitting outside our service territory the electricity sold in the secondary markets. Taxes other than income taxes and depreciation expense increased, representing additional plant and higher property values.

Selling, general, and administrative expenses increased approximately $6,000,000 mainly because of the following items:

? Costs of approximately $1,500,000 incurred to train staff and to adapt business processes to implement a new Enterprise Resource-Planning (ERP) information system and similar costs of approximately $1,300,000 for a new Enterprise Customer-Care (E-CIS) information system.

? The ERP system will provide future benefits through an integrated system that will maximize efficiencies in business processes. We expect the electric utility to incur approximately $400,000 in expense in the fourth quarter of 1999 and approximately $1,000,000 of expense in 2000 as we continue to implement the ERP system, which we expect to have fully implemented by September 2000;

? We implemented the E-CIS system in September 1999. It is Y2K-ready and will provide future benefits by allowing us to better manage our transition to customer choice of energy supply;

? An increase of approximately $2,500,000 relating to energy efficiency and public-purpose programs in compliance with the Universal System Benefits Charge (USBC) requirements of the Electric Act. In accordance with the Electric Act, we collect the costs associated with the energy efficiency and public-purpose programs through a separate component of rates;

? An increase of approximately $1,100,000 in rent expense for our automated meter-reading equipment. The amount of rent increased in proportion to the amount of equipment purchased and installed during the implementation schedule. Because the automated meter-reading program was fully implemented on June 1, 1999, we expect annual rent expense to remain relatively steady throughout the remaining five-year term of the lease;

? An increase of approximately $1,400,000 in incentive compensation accruals; and

? Increases in other administrative costs of approximately $600,000, which were more than offset by reduced pension expense of approximately $2,400,000. Accounting pronouncements calculate pension expense independent of current funding, which serves as the basis for rates. The difference between expense and funding is reflected as miscellaneous revenues and either a regulatory asset or liability. Due to the strong performance of the assets in the pension trust, no funding was required in 1998 and none is expected in 1999. Therefore, the change in pension expense between 1998 and 1999 is completely offset by an adjustment to miscellaneous revenues.

Natural Gas Utility


	      Revenues	Volumes*
	(Thousands of Dollars)	(Thousands of Dkts)
	 9/30/99 	 9/30/98 	 9/30/99	 9/30/98

REVENUES:
RESIDENTIAL		$	46,388	$	43,991		5%		8,651		8,721		(1%)

SMALL COMMERCIAL, SMALL INDUSTRIAL,
AND GOVERNMENT AND MUNICIPAL			22,873		23,541		(3%)		4,334		4,488		(3%)

UNBILLED REVENUE ADJUSTMENT			(6,164)		(5,911)		(4%)		(1,070)		(1,024)		(4%)

	GENERAL BUSINESS REVENUES			63,097		61,621		2%		11,915		12,185		(2%)

LESS:  GAS SUPPLY COST REVENUES (GSC)		23,920		22,763		5%		-		-		-

	GENERAL BUSINESS REVENUES
	WITHOUT GSC			39,177		38,858		1%		11,915		12,185		(2%)

SALES TO OTHER UTILITIES			536		463		16%		182		155		17%
TRANSPORTATION			11,545		10,990		5%		18,595		19,802		(6%)
OTHER			737		1,053		(30%)		-		-		-
	TOTAL		$	51,995	$	51,364		1%		30,692		32,142		(5%)

*	In September 1996, we began billing our natural gas customers on a thermal method rather than a volumetric method.  The thermal method measures the heat content of natural gas from the different sources that enter our system and applies heat and altitude factors to the Mmcfs (thousands of cubic feet) of natural gas consumed to determine the heat used (Dekatherms or Dkts).  Our former customer-billing system was
Mmcf-based and, as a result, our financial reports analyzed natural gas revenues in terms of Mmcfs.  With the implementation of our E-CIS this quarter, we can analyze natural gas revenues in terms of Dkts - the basis of how we now bill our customers.


See Part I, Item 1, "Notes to the Consolidated Financial Statements,
Note 1 - Deregulation, Regulatory Matters, and Asset Divestiture" for information regarding the August 12, 1999 natural gas rate case filed with the PSC.

Since 1991, the natural gas utility business has been in transition to a competitive environment to provide commodity and related services to wholesale and retail customers. The State of Montana's Natural Gas Act, signed into law in May 1997, allowed natural gas utilities to open their systems to full customer choice for gas supply. In October 1997, the PSC approved an order (Order) allowing natural gas customers with annual loads greater than 5,000 dekatherms the right to choose their own suppliers. At this time, all of our "large" industrial and "large" commercial customers have chosen other commodity suppliers. Even though we no longer supply the natural gas for those customers, we still earn transportation revenues from moving their natural gas along our pipelines. These revenues are reflected as "transportation" revenues in the table above.

Natural gas revenues increased for the nine months ended September 30, 1999 mainly because of customer growth and a weather-related increase in volumes sold. Revenues from industrial customers decreased as a result of customers continuing to choose other commodity suppliers in accordance with the PSC Order. Although revenues from industrial customers decreased, we experienced customer growth in the "small" industrial-customer classification. Transportation revenues increased principally because of transportation of gas for customers that chose other suppliers. An actuarial pension plan adjustment related to the difference between pension expense and current funding, as discussed above in the electric utility section, negatively affected other revenues.

Selling, general, and administrative expenses increased chiefly because of expensed costs for implementing the ERP system and the E-CIS system and increased rent expense associated with the automated meter-reading program, as discussed above. A decrease in pension plan payments resulting from higher-than-expected pension plan earnings partially offset the increase. Taxes other than income taxes increased largely as a result of increased property taxes, representing higher property values and additional plant.

Utility Interest Expense and Other

Interest expense increased primarily due to the intersegment interest expense of approximately $4,100,000 associated with increased loans from nonutility operations to utility operations. Decreased short-term borrowing in 1999 and the retirement of Medium-Term Notes late in 1998 partially offset this increased interest expense.

NONUTILTY OPERATIONS

						Nine Months Ended
					September 30,
						1999			1998
						Thousands of Dollars

COAL:
REVENUES:
  Revenues		$144,806	$128,869
  Intersegment revenues			29,523		28,501
	174,329	157,370
EXPENSES:
  Operations and maintenance		109,630	97,030
  Selling, general, and administrative		14,415	13,085
  Taxes other than income taxes		19,575	17,007
  Depreciation, depletion, and amortization			5,590		7,262
			149,210			134,384

  INCOME FROM COAL OPERATIONS		25,119	22,986

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		242,476	155,273
  Intersegment revenues			12,863		13,396
	255,339	168,669
EXPENSES:
  Operations and maintenance		206,554	125,700
  Selling, general, and administrative		13,812	14,382
  Taxes other than income taxes		4,229	3,613
  Depreciation, depletion, and amortization			17,253		15,928
		241,848		159,623

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		13,491	9,046

INDEPENDENT POWER:

REVENUES:
  Revenues		55,727	54,534
  Earnings from unconsolidated investments		15,028	29,179
  Intersegment revenues			1,139		1,626
	71,894	85,339

EXPENSES:
  Operations and maintenance		48,434	47,910
  Selling, general, and administrative		3,032	3,028
  Taxes other than income taxes		1,384	1,363
  Depreciation and amortization			2,342		8,229
		55,192		60,530

INCOME FROM INDEPENDENT POWER OPERATIONS		$	16,702	$24,809

NONUTILITY OPERATIONS (continued)

						Nine Months Ended
					September 30
						1999			1998
						Thousands of Dollars

TELECOMMUNICATIONS:
REVENUES:
  Revenues		$60,295	$63,924
  Earnings from unconsolidated investments		10,268		6,873
  Intersegment revenues			639		800
		71,202	71,597

EXPENSES:
  Operations and maintenance		25,842	19,937
  Selling, general, and administrative		8,887	8,089
  Taxes other than income taxes		2,332	3,874
  Depreciation and amortization			6,816	  5,284
			43,877		37,184

  INCOME FROM TELECOMMUNICATIONS OPERATIONS		27,325	34,413

OTHER OPERATIONS:

REVENUES:
  Revenues		35,565	28,980
  Intersegment revenues			1,453		770
		37,018	29,750
EXPENSES:
  Operations and maintenance		36,026	31,137
  Selling, general, and administrative			1,536	1,150
  Taxes other than income taxes		790	836
  Depreciation and amortization			3,264		3,201
		41,616		36,324

  LOSS FROM OTHER OPERATIONS		(4,598)	(6,574)

INTEREST EXPENSE AND OTHER:

  Interest		4,083	7,037
  Other (income) deductions - net			(12,589)		(5,262)
			 (8,506)		1,775

INCOME BEFORE INCOME TAXES		86,545	82,905

INCOME TAXES			21,413		25,351

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	65,132	$57,554

NONUTILITY OPERATIONS

Coal Operations

	Income from our coal operations for the nine months ended September 30, 1999 increased approximately $2,100,000 compared with the same period last year. Revenues from the Jewett Mine increased approximately $12,200,000 as a result of a 3% increase in tons sold and an increase in reimbursable mining expenses. Revenues from the Rosebud Mine, including revenues from a synthetic fuel project, increased approximately $4,800,000 despite a 5% decrease in tons of coal sold to the Colstrip Units. Revenues increased primarily because Western Energy paid approximately $7,900,000 in one-time refunds in the third quarter of 1998 to the owners of Colstrip Units No. 3 and No. 4 to settle contract disputes. This increase was partially offset by a nonrecurring second quarter 1999 refund of approximately $2,700,000 issued by Western
Energy to one of its customers for final pit reclamation funds previously collected. That customer has assumed responsibility for a portion of all final pit reclamation expenses in the future.

	Coal operations and maintenance expenses increased at the Jewett Mine because of higher royalties, increased overburden stripping costs, and rental expenses incurred on additional equipment needed to meet demand. Operations and maintenance expenses increased at the Rosebud Mine due to higher royalties, costs associated with a pit extension, and unanticipated equipment repairs. A $2,700,000 credit to reclamation expense associated with the refund discussed above partially offset these increases. Taxes other than income rose due to the increased revenue received for coal sold in 1999 and a property tax refund received at the Jewett Mine in the third quarter of 1998. Depreciation, depletion, and amortization decreased because some equipment at the Rosebud Mine became fully depreciated in the first quarter of 1998 and additional depreciation on idle equipment was recorded in the second quarter of 1998.

Oil and Natural Gas Operations

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenues and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$	-
		-volume	(19%)
		-price/bbl	11%

	Natural gas	-revenue	$	79
		-volume	45%
		-price/Mcf	8%

	Natural gas liquids	-revenue	$	7
		-volume	20%
		-price/bbl	26%

	Miscellaneous		$	1


	Income from our oil and natural gas operations increased approximately $4,400,000 due to increased marketing activities and higher prices in the first nine months of 1999 compared with 1998. Natural gas revenues increased because marketing and trading revenues and volumes were significantly higher as a result of increased sales into California and Midwestern markets. In addition, gas production and prices both were higher. Revenues from oil operations were flat because higher prices were offset by lower production as a result of our ongoing strategy to focus more on natural gas and to reduce our oil position. Natural gas liquids revenues were higher, again because of increased marketing and trading activities and higher prices.

	Operations and maintenance expense increased mainly because of increased purchased gas costs associated with the California and Midwestern gas sales discussed above and higher gas prices. Taxes other than income increased because of the higher value of the gas produced from our reserves, and depreciation, depletion, and amortization increased because of increased gas production.

Independent Power Operations

Revenues from unconsolidated investments decreased approximately
$14,200,000 compared with 1998 primarily because of CES' receipt of proceeds of approximately $17,300,000 as a result of a contract settlement between one of its independent power project partnerships and the project's power purchaser during the third quarter of 1998. However, CES continues to benefit in 1999 from higher revenues in generating projects in which it holds equity interests, which revenues increased approximately $5,900,000 mainly as a result of improved operations. This increase was somewhat offset by the loss of approximately $4,800,000 in revenues as a result of the fourth quarter 1998 sale of a project in which CES held an equity interest. CES also received approximately $2,000,000 in proceeds during 1999 relating to two events: (1) the contract settlement discussed above, and (2) the reimbursement of development costs associated with a domestic investment opportunity currently under construction.

Amortization expense was approximately $5,900,000 lower than in 1998. In the third quarter of 1998, CES amortized approximately $5,200,000 to properly reflect the reduced value of the investment as a result of the contract settlement discussed above.

Telecommunications Operations

	In January 1999, a Touch America customer exercised an option and made a $257,000,000 prepayment of all amounts due for the remaining twelve-year initial term of a capacity agreement. The amount of the prepayment was discounted for early payment and results in approximately $24,000,000 less in annual operating revenues than we would have realized had the customer not exercised its option. As a result, private-line revenues (revenues from sales on Touch America's fiber-optic network) under that contract for the nine-months ended September 30, 1999 were approximately $17,000,000 less than they would have been without the prepayment.

Revenues from dark-fiber sales were approximately $3,400,000 higher compared with the same period in 1998. These revenues increased primarily because Touch America recognized approximately $8,000,000 in dark-fiber revenues from existing agreements during the third quarter 1999.

Touch America expects dark-fiber sales in the fourth quarter from other agreements under negotiation. With recent interpretations issued by the Financial Accounting Standards Board, we are evaluating the accounting for these future sales. See the discussion below in Part I, Item 2, "New Accounting Pronouncements." We expect Touch America to eventually sell dark fiber on the 4,300-mile fiber-optic network that it will begin constructing later this year as a result of the contract discussed in Part I, Item 1, "Notes to Consolidated Financial Statements, Note 5 - Commitments."

After adjusting private-line revenues for the accounting effects of the prepayment and after excluding the dark-fiber sales revenues, Touch America's 1999 year-to-date operating revenues increased approximately 20% when compared with its 1998 year-to-date operating revenues. With the same adjustments, Touch America's 1999 year-to-date operating income increased approximately 22% versus its 1998 year-to-date operating income.

After adjusting private-line revenues for the accounting effects of the prepayment and after excluding the dark-fiber sales revenues, revenues from telecommunications operations increased approximately $12,500,000. The increase in operating revenues, after the above adjustments, consists of several elements. First, it reflects increased private-line revenues of approximately $6,000,000 due to higher sales of fiber capacity. Second, long distance revenues, including internet service and equipment service revenues increased approximately $6,500,000 as a result of increased long distance customer and minute sales and customer growth.

Private-line, equipment service, and long distance operations and maintenance expenses increased approximately $5,900,000 chiefly as a result of increased sales. Taxes other than income taxes decreased approximately $1,500,000 principally because of lower property taxes. In June 1999, we received state property tax assessed values for 1998 and 1999 and reviewed the amounts accrued for Touch America for the year. Based on this review, we reduced 1999 property tax expense by approximately $700,000.

Other Operations

	Revenues and expenses of other operations increased primarily because of MPT&M's increased electric-trading activities during the first six months of 1999 compared with the same period in 1998. Electric-trading activities increased mainly because of contractual commitments entered into by MPT&M in mid-1998, before we decided in late August 1998 to exit the electric trading and marketing businesses. These increases were partially offset by decreased electric-trading activity in the third quarter of 1999 and slightly lower year-to-date market prices for electricity. (See Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," for a brief discussion of our electric-trading business.)

Nonutility Interest Expense and Other

	Interest expense decreased primarily because we used funds from the telecommunications prepayment discussed above to reduce nonutility debt and meet nonutility cash needs.

Other income - net increased by approximately $7,300,000, of which approximately $4,400,000 was attributable to interest income received on the prepayment funds. The remaining increase is largely attributable to increased intersegment interest income of approximately $4,100,000 on loans from nonutility operations to utility operations. These increases were partially offset by immaterial decreases in numerous miscellaneous items.

Income Taxes

	Due to an estimated lower effective tax rate for 1999, we reduced income tax expense in the third quarter.

Quarter Ended September 30, 1999 and 1998:

Net Income Per Share of Common Stock (Basic)

Third quarter earnings were $0.26 per share, $0.07 less than third quarter 1998 (adjusted for the two-for-one stock split effective August 6, 1999). Utility earnings were $0.01, compared with $0.10 last year. Nonutility earnings were $0.25, up $0.02 from the $0.23 figure of a year earlier.

	Utility

? Income from electric utility operations decreased compared with the third quarter of 1998 because of the ongoing rate moratorium and "large" industrial customers choosing other commodity suppliers as part of customer choice. Despite lower prices in the secondary markets, increased sales of surplus power in these markets - and the associated transmission revenues - reduced the effects of overall lower revenues. Higher expenses, especially selling, general, and administrative expenses, and electric transmission and distribution expenses associated with the higher surplus sales, adversely affected income for the quarter.

? Income from our natural gas utility operations decreased during the period mainly because of price and volume decreases.

Nonutility

? Income from our coal operations increased because of higher revenues, mainly resulting from the effects of a one-time refund issued by Western Energy in the third quarter of 1998 and higher reimbursable mining expenses at the Jewett Mine.

? Oil and natural gas operating income increased, resulting from higher oil and natural gas prices and increased natural gas volumes sold, which more than offset a decrease in oil volumes sold.

? Our independent power operations again contributed to earnings, but quarter-to-quarter income decreased because of the third quarter 1998 contract settlement.

? Although income from our telecommunications operations was approximately $6,000,000 lower than it would have been otherwise because of the effects of the discounted prepayment, this growing sector of our business also continued to contribute solid earnings.

	For comparative purposes, the following table shows consolidated basic net income per share by principal business segment.



	Quarter Ended
	September 30,
		1999	1998*

	Utility Operations	$	0.01	$	0.10
	Nonutility Operations		0.25		0.23

		Consolidated	$	0.26	$	0.33


* Adjusted for the two-for-one stock split effective August 6, 1999.

UTILITY OPERATIONS

						Quarter Ended
					September 30,
						1999			1998
						Thousands of Dollars

ELECTRIC UTILITY:
REVENUES:
  Revenues		$104,899	$108,585
  Intersegment revenues			3,238		2,258
		108,137	110,843
EXPENSES:
  Power supply			29,123	28,242
  Transmission and distribution			12,011	9,913
  Selling, general, and administrative			16,885	10,953
  Taxes other than income taxes			12,526	11,764
  Depreciation and amortization			13,557		13,185
		84,102		74,057

  INCOME FROM ELECTRIC OPERATIONS			24,035	36,786

NATURAL GAS UTILITY:

REVENUES:
  Revenues (other than gas supply cost revenues)			10,374	11,330
  Gas supply cost revenues			2,806	2,447
  Intersegment revenues			112		179
		13,292	13,956
EXPENSES:
  Gas supply costs			2,806	2,447
  Other production, gathering, and exploration			516	398
  Transmission and distribution			3,206	3,651
  Selling, general, and administrative			5,090	4,786
  Taxes other than income taxes			3,230	3,251
  Depreciation, depletion, and amortization			2,320		2,207
		17,168		16,740

  (LOSS) INCOME FROM GAS OPERATIONS			(3,876)	(2,784)

INTEREST EXPENSE AND OTHER:

  Interest			14,789	13,570
  Distributions on company obligated manditorily
    Redeemable preferred securities of subsidiary trust			1,373	1,373
  Other (income) deductions - net			(228)		(1,138)
		15,934		13,805

INCOME BEFORE INCOME TAXES AND DIVIDENDS		4,225	20,197

INCOME TAXES			2,620		8,344

DIVIDENDS ON PREFERRED STOCK			923		923

UTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	682	$	10,930

UTILITY OPERATIONS

Electric Utility


	Revenues and
	Power Supply Expenses	Volumes
	(Thousands of Dollars)	(Thousands of MWh)
	 9/30/99 	 9/30/98 	 9/30/99	 9/30/98

REVENUES:
RESIDENTIAL:
Non-choice		$	28,429	$	28,238		1%		437		444		(2%)
Choice			-		-		- 		-		-		-
Total Residential			28,429		28,238		1%		437		444		(2%)

SMALL COMMERCIAL, SMALL INDUSTRIAL,
	AND GOVERNMENT AND MUNICIPAL:
Non-choice			39,511		41,054		(4%)		682		727		(6%)
Choice			995		14		7007%		46		-		-
Total Small Commercial, Small
Industrial, and Government and
Municipal			40,506		41,068		(1%)		728		727		0%

LARGE COMMERCIAL, LARGE INDUSTRIAL:
Non-choice			7,409		18,751		(60%)		209		509		(59%)
Choice			3,720		873		326%		471		115		310%
Total Large Commercial, Large
Industrial, and Government and
Municipal			11,129		19,624		(43%)		680		624		9%

IRRIGATION AND STREET LIGHTING:
Non-choice			5,565		5,478		2%		81		68		19%
Choice			615		-		- 		-				-
Total Irrigation and
Street Lighting			6,180		5,478		13%		81		68		19%

UNBILLED REVENUE ADJUSTMENT			(1,380)		(765)		(80%)		(18)		(5)		(260%)

	GENERAL BUSINESS REVENUES			84,864		93,643		(9%)		1,908		1,858		3%

SALES TO OTHER UTILITIES			15,820		11,044		43%		751		360		109%
OTHER			4,215		3,898		8%		-		-		-
INTERSEGMENT			3,238		2,258		43%		3		31		(90%)
	TOTAL		$	108,137	$	110,843		(2%)		2,662		2,249		18%

POWER SUPPLY EXPENSES:

HYDROELECTRIC		$	5,766	$	4,520		28%		932		1,020		(9%)
STEAM			14,586		12,016		21%		1,308		1,258		4%
PURCHASED POWER AND OTHER			8,771		11,706		(25%)		593		162		266%
	TOTAL		$	29,123	$	28,242		3%		2,833		2,440		16%
DOLLARS PER MWh		$	10.28	$	11.57


General business revenues decreased in the third quarter primarily because of a decrease in industrial revenues. While industrial customers continue to choose other commodity suppliers - through the exercise of choice, which began in July 1998 in accordance with the Electric Act - sales of surplus power in the secondary markets increased, even though prices were down compared with the third quarter 1998. These increased sales also contributed to increased transmission revenues and - in addition to an increase in prices to recover the cost of public-purpose programs in accordance with the Electric Act - partially reduced the effects of decreased revenues from industrial customers.

Third quarter expenses changed overall largely for the same reasons mentioned above in the nine-months-ended section.

Natural Gas Utility


	      Revenues	Volumes*
	(Thousands of Dollars)	(Thousands of Dkts)
	 9/30/99 	 9/30/98 	 9/30/99	 9/30/98

REVENUES:
RESIDENTIAL		$	6,596	$	5,977		10%		968		1,224		(21%)

SMALL COMMERCIAL, SMALL INDUSTRIAL,
AND GOVERNMENT AND MUNICIPAL			3,568		3,351		6%		551		525		5%

UNBILLED REVENUE ADJUSTMENT			(460)		711		(165%)		(68)		105	(165%)

	GENERAL BUSINESS REVENUES			9,704		10,039		(3%)		1,451		1,854		(22%)

LESS:  GAS SUPPLY COST REVENUES (GSC)		2,806		2,447		15%		-		-		-

	GENERAL BUSINESS REVENUES
	WITHOUT GSC		 	6,898		7,592		(9%)		1,451		1,854		(22%)

SALES TO OTHER UTILITIES			78		71		10%		11		9		22%
TRANSPORTATION			3,534		3,574		(1%)		5,221		6,269		(17%)
OTHER			(136)		93		(246%)		-		-		-
	TOTAL		$	10,374	$	11,330		(8%)		6,683		8,132		(18%)

? See the nine-months-ended discussion in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Natural Gas Utility," for a
discussion of why we now present volumes in Dekatherms.



Natural gas revenues decreased overall in the third quarter even though customer growth contributed to increased revenues. Decreased unbilled revenues, mainly because of a change in billing cycles, more than offset these increases. Transportation revenues increased for the same reasons mentioned above in the nine-months-ended section. Other revenues decreased mainly because of an actuarial pension plan adjustment.

Utility Interest Expense and Other

Interest expense increased primarily due to intersegment interest expense of approximately $1,800,000 associated with increased loans from nonutility operations to utility operations. Lower interest expense due to the retirement of Medium-Term Notes late in 1998 reduced the effects of this increased interest expense.

Income Taxes

	The income tax rate for our utility in the third quarter was comparatively high because of nondeferred differences between book income and tax income. These differences, which are principally associated with plant depreciation, do not vary with income before income taxes. Because utility income before income taxes decreased approximately $16,000,000 in the third quarter of 1999 compared with the third quarter of 1998, these nondeferred differences between book income and tax income amounted to a higher percentage of income before income taxes (62% in the third quarter of 1999 versus 41% in the third quarter of 1998).

NONUTILITY OPERATIONS

						Quarter Ended
					September 30,
						1999			1998
						Thousands of Dollars

COAL:
REVENUES:
  Revenues		$	52,589	$	40,391
  Intersegment revenues			9,783		8,645
	62,372	49,036
EXPENSES:
  Operations and maintenance		40,768	32,839
  Selling, general, and administrative		4,653	3,664
  Taxes other than income taxes		6,561	3,895
  Depreciation, depletion, and amortization			1,906		1,995
			53,888		42,393

  INCOME FROM COAL OPERATIONS		8,484	6,643

OIL AND NATURAL GAS:

REVENUES:
  Revenues 		96,922	63,823
  Intersegment revenues			4,551		3,763
	101,473	67,586
EXPENSES:
  Operations and maintenance		81,487	52,643
  Selling, general, and administrative		4,852	4,377
  Taxes other than income taxes		1,652	1,301
  Depreciation, depletion, and amortization			5,734		5,080
		93,725		63,401

  INCOME FROM OIL AND NATURAL GAS OPERATIONS		7,748	4,185

INDEPENDENT POWER:

REVENUES:
  Revenues		18,759	18,154
  Earnings from unconsolidated investments		5,564	20,829
  Intersegment revenues			476		444
	24,799	39,427

EXPENSES:
  Operations and maintenance		16,523	12,068
  Selling, general, and administrative		1,221	873
  Taxes other than income taxes		465	464
  Depreciation and amortization			781		5,857
		18,990		19,262

INCOME FROM INDEPENDENT POWER OPERATIONS		$	5,809	$	20,165

NONUTILITY OPERATIONS (continued)

						Quarter Ended
					September 30,
						1999			1998
						Thousands of Dollars

TELECOMMUNICATIONS:
REVENUES:
  Revenues		$	19,167	$	21,716
  Earnings from unconsolidated investments			8,167		1,229
  Intersegment revenues			285		297
	27,619		23,242

EXPENSES:
  Operations and maintenance		8,014	7,025
  Selling, general, and administrative		3,217	2,483
  Taxes other than income taxes		907	1,315
  Depreciation and amortization			2,292		2,035
		14,430		12,858

  INCOME FROM TELECOMMUNICATIONS OPERATIONS		13,189		10,384

OTHER OPERATIONS:

REVENUES:
  Revenues		16,440		24,668
  Intersegment revenues			452		206
	16,892		24,874
EXPENSES:
  Operations and maintenance		17,139		25,879
  Selling, general, and administrative			509		335
  Taxes other than income taxes		178		266
  Depreciation and amortization			1,010		926
		18,836		27,406

  LOSS FROM OTHER OPERATIONS		(1,944)		(2,532)

INTEREST EXPENSE AND OTHER:

  Interest		725		2,448
  Other (income) deductions - net			(2,674)		(1,397)
		(1,949)		1,051

INCOME BEFORE INCOME TAXES		35,235	37,794

INCOME TAXES			7,628		12,844

NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK		$	27,607	$	24,950

NONUTILITY OPERATIONS

Coal Operations

Income from our coal operations for the quarter ended September 30, 1999 increased approximately $1,800,000 compared with the same period last year. Revenues from the Rosebud Mine, including revenues from a synthetic fuel project, increased approximately $7,700,000. A 5% decrease in tons sold to the Colstrip Units was more than offset by the effects of the $7,900,000 third quarter 1998 refund discussed in the nine-months-ended section. Revenues from the Jewett Mine increased approximately $5,600,000 as increased reimbursable mining expenses more than offset a 5% decrease in tons sold.

	Coal operations and maintenance expenses increased for the same reasons discussed above in the nine-months-ended section. In addition, reclamation expenses were higher in the third quarter of 1999 compared with the same period last year. Taxes other than income rose due to the increased revenues received for coal sold in 1999 and a property tax refund received at the Jewett Mine in the third quarter 1998.

Oil and Natural Gas Operations

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue and the related percentage changes in volumes sold and prices received:


	Oil 	-revenue	$	1
		-volume	(10%)
		-price/bbl	63%

	Natural gas	-revenue	$	28
		-volume	27%
		-price/Mcf	17%

	Natural gas liquids	-revenue	$	4
		-volume	-
		-price/bbl	86%

	Miscellaneous		$	1


	Income from oil and natural gas operations increased approximately $3,600,000 due to increased marketing activities and higher prices in the third quarter of 1999. Natural gas and natural gas liquids revenues increased for the same reasons discussed in the nine-months-ended section. Revenues from oil operations were up slightly because increased prices more than offset lower production.

	Operations and maintenance expense; taxes other than income; and depreciation, depletion, and amortization changed for the same reasons discussed above in the nine-months-ended section.

Independent Power Operations

Revenues from unconsolidated investments decreased approximately
$15,300,000 compared with the third quarter of 1998 primarily because of CES' receipt of proceeds of approximately $17,300,000 in the third quarter of 1998 from the contract settlement discussed in the nine-months-ended section. However, CES continues to benefit in 1999 from higher revenues in generating projects in which it holds equity interests, which revenues increased approximately $2,200,000 mainly as a result of improved operations. This increase was offset by the loss of approximately $1,100,000 in revenues as a result of the fourth quarter 1998 sale of a project in which CES held an equity interest. CES also received approximately $900,000 in proceeds during the third quarter 1999 relating to: (1) the contract settlement discussed above, and (2) the reimbursement of development costs associated with a new project currently under construction.

Operations and maintenance expenses was approximately $4,500,000 higher compared with 1998 because, in the third quarter of 1998, CES capitalized previously expensed project development costs associated with the development of a domestic investment opportunity. This effectively reduced third quarter 1998 operations and maintenance expenses. Amortization expense was approximately $5,100,000 lower compared with 1998 because of the recognition of amortization expense of approximately $5,200,000 in the third quarter of 1998 associated with the contract settlement discussed above.

Telecommunications Operations

	Private-line revenues for the quarter ended September 30, 1999, were approximately $6,000,000 less than they would have been without the prepayment discussed in the nine-months-ended discussion.

Revenues from dark-fiber sales were approximately $7,000,000 higher compared with the same period in 1998. These revenues increased because Touch America recognized approximately $8,000,000 in dark-fiber revenues from existing agreements during the third quarter 1999.

After adjusting private-line revenues for the accounting effects of the prepayment and after excluding the dark-fiber sales revenues, revenues from telecommunications operations increased approximately $3,200,000. The increase in operating revenues, after the above adjustments, principally consists of several elements. First, it reflects increased private-line revenues of approximately $2,000,000 due to higher sales of fiber capacity. Second, long distance revenues increased approximately $900,000 as a result of
(1) long distance customer and minute sales, and (2) internet service revenues resulting from customer growth.

Operations and maintenance expenses increased approximately $1,000,000.
The increased expense is attributable primarily to increased private-line and long distance sales.

Other Operations

Revenues and expense of other operations decreased primarily because of MPT&M's decreased electric-trading activities during the third quarter of 1999 compared with the same period in 1998. This decreased activity reflects our preparations to exit the electric trading and marketing businesses as the sale of electric generating assets approaches closing. In addition, market prices for electricity were significantly lower through the third quarter of 1999 compared with the same period for the prior year.

Nonutility Interest Expense and Other

Interest expense decreased for the same reasons discussed above in the nine-months-ended section.

Other income - net increased by approximately $1,300,000, which was chiefly attributable to increased intersegment interest income of $1,800,000 on loans from nonutility operations to utility operations. These increases were offset by immaterial decreases in numerous miscellaneous items.

Income Taxes

	Due to an estimated lower effective tax rate for 1999, we reduced income tax expense in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

	Net cash provided by operating activities was $287,671,000 for the nine months ended September 30, 1999 compared with $190,977,000 in the first nine months of 1998. The current-year increase of $96,694,000 was attributable mainly to the $257,000,000 prepayment received in January 1999 from a Touch America customer. We are recognizing the $257,000,000 prepayment in revenues over the remaining term of the twelve-year agreement. Cash from the prepayment was used to reduce long-term debt and short-term borrowings and pay taxes on the prepayment and expected gains resulting from the sale of our electric generating assets.

Investing Activities

	Net cash used for investing activities was $133,265,000 for the nine months ended September 30, 1999 compared with $96,819,000 in the first nine months of 1998. The current-year increase of $36,446,000 was attributable mainly to an increase in capital expenditures by our telecommunications operations, partially offset by a decrease in capital expenditures by our utility and oil and gas operations. Increased proceeds received from property sales and investments were offset by a decrease in additional investments.

For information regarding Touch America's investments in domestic access lines, one-number digital wireless services, dedicated telecommunication channels, and planned expenditures in constructing fiber-optic networks, refer to Part 1, "Notes to Consolidated Financial Statements, Note 5 - Commitments." We expect that a combination of funds from operations, asset sales, and the issuance of securities will be the source of funds for these investments and expenditures.

Financing Activities

On February 1, 1999, we used the proceeds from asset-backed securities issued by the Montana Power Natural Gas Funding Trust to retire $55,000,000 of our 7.7% First Mortgage Bonds.

	On September 3, 1999, we retired $10,000,000 of our 7.875% Series B Unsecured MTNs due December 23, 2026. We retired an additional $5,000,000 of these MTNs on October 13, 1999. These amounts were part of the long-term debt targeted for repurchase in the Tier II rate filing. This filing is discussed in Part I, Item 1, "Notes to Consolidated Financial Statements, Note 1 - Deregulation, Regulatory Matters, and Asset Divestiture."

Our consolidated borrowing ability under our Revolving Credit and Term
Loan Agreements was $179,048,000, of which $164,245,000 was unused at September 30, 1999. We also have short-term borrowing facilities with commercial banks that provide committed and uncommitted lines of credit and the ability to sell commercial paper.

For information regarding our authorization to repurchase common stock, refer to Part I, Item 1, "Notes to Consolidated Financial Statements, Note 9 - Common Stock."

SEC RATIO OF EARNINGS TO FIXED CHARGES

	For the twelve months ended September 30, 1999, our ratio of earnings to fixed charges was 3.20 times. Fixed charges include interest, distributions on preferred securities of a subsidiary trust, the implicit interest of the Colstrip Unit No. 4 rentals, and one-third of all other rental payments.


YEAR 2000 COMPLIANCE

The Y2K issue relates to the ability of systems - including computer hardware, software, and embedded microprocessors - to properly interpret date information relating to the year 2000. Many systems, including some of our systems, use only the last two digits to refer to a year. Therefore, these systems may not properly recognize a year that begins with "20" rather than "19". If not corrected, these systems could fail or create erroneous results.

Strategy

Our strategy to address Y2K included completion of a three-step process and the development of contingency plans. The first step involved inventorying critical information technology (IT) systems and non-information (non-IT) systems, including third-party computer hardware and software and embedded electronic microprocessors. During the second step, we analyzed the systems to determine their Y2K readiness. The third step consisted of replacing or repairing and testing the systems to ensure their availability and integrity. We have completed all three steps. As a result, we believe that all of our critical systems are Y2K ready. In the event of an unanticipated failure of systems - in spite of our readiness efforts - we have developed contingency plans to help ensure business continuity.

The Year 2000 issue also may affect other entities with which we transact business or with which our electric and natural gas systems are interconnected. Our business units have contacted suppliers, vendors, and key customers to assess Year 2000 readiness. Currently, we have not been advised that Y2K effects to vendors, customers, or suppliers' systems will significantly affect our operations. In addition, because of the interconnected nature of electric systems, the North American Electric Reliability Council (NERC) is facilitating the preparedness of electric systems in North America for operation into the year 2000. As part of its Year 2000 program, NERC monitors the monthly progress of industry efforts to prepare critical systems for the year 2000. In addition, NERC held national drills on April 9, 1999 and September 9, 1999 to assess industry preparation. We participated in both drills and deemed our performance successful.

Y2K Expenditures

We did not establish a formal process to track Y2K expenditures. Many of the measures that will mitigate Y2K effects coincide with normal operations and maintenance and, therefore, are not accounted for separately as Y2K expenditures. For example, a capital upgrade to the energy management system
(EMS) that cost $460,000 was necessary to provide additional functionality and also resulted in a Y2K benefit. Likewise, we implemented a new method of customer billing at a cost of $3,100,000 and, although it will address the Y2K issue, the new method was planned for reasons other than Y2K. Our Information Services Department did track its Y2K expenditures. It estimates that it has spent approximately $2,400,000 to address the Y2K issue and anticipates spending only another $100,000 before year-end. Although we are unable to estimate the overall cost of required modifications, the ultimate cost of Y2K modifications will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Most Reasonably Likely "Worst-Case" Scenario

The process of inventorying, analyzing, modifying, and testing our critical IT and critical non-IT systems is complete. Also, as previously discussed, we have contingency plans in place should an unforeseen Y2K problem arise. Nonetheless, the most reasonably likely "worst-case" Y2K scenario is that customers could experience interruptions in service.

The above information is a Year 2000 Readiness Disclosure pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.


NEW ACCOUNTING PRONOUNCEMENTS

	New requirements associated with the accounting for derivative instruments and hedging and trading activities eventually will affect us and MPT&M. In addition, a recent interpretation of how to account for future dark-fiber sales may affect Touch America.


SFAS No. 133; SFAS No. 137; and EITF 98-10

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

	In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays for one year the effective date of SFAS No. 133. This delay means that we are not required to adopt SFAS No. 133 until January 1, 2001. However, we can adopt it earlier if we choose to do so. We have not yet determined the effect that adopting SFAS No. 133 will have on our consolidated financial position, results of operations, or cash flows.

EITF 98-10 requires that energy contracts entered into under "trading activities" be marked to market with the gains or losses shown net in the income statement. EITF 98-10 is effective for fiscal years beginning after December 15, 1998. We adopted EITF 98-10 as of January 1, 1999 and accordingly mark to market energy contracts that qualify as "trading activities." As a result, we recognized an immaterial loss in the results of operations for the first quarter, an immaterial gain in the results of operations for the second quarter, and an immaterial gain in the results of operations for the third quarter. The cumulative effect of the adoption of EITF 98-10 on our prior year's financial position, results of operations, and cash flows also was immaterial.

FASB Interpretation No. 43

On July 8, 1999, the FASB issued Interpretation No. 43, "Real Estate
Sales," which is an interpretation of SFAS No. 66, "Accounting for Sales of Real Estate." This interpretation, which requires entities to recognize revenues from dark-fiber sales over the period of the lease rather than at the time of sale if title to the rights of use do not transfer to the lessee at the end of the lease, applies to transactions entered into after June 30, 1999. We are reviewing this interpretation to determine if it affects how we must account for our future dark-fiber sales.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our energy commodity-producing, trading, and marketing activities and other investments and agreements expose us to the market risks associated with fluctuations in commodity prices, interest rates, and changes in foreign currency translation rates.

Trading Instruments

Because we do not use derivative financial instruments to hedge against exposure to fluctuations in interest rates or foreign currency exchange rates, commodity price risk represents the primary market risk to which our non-regulated energy-commodity producing, trading, and marketing operations are exposed. We discuss the derivative financial instruments that we use to manage this risk in Part I, Item 1, "Notes to Consolidated Financial Statements, Note 3 - Derivative Financial Instruments."

Electricity

We have remained in the electric-trading business since our August 1998 announcement to exit this business mainly to (1) efficiently sell surplus power from our generating plants, (2) efficiently buy power needed to serve our native utility load, and (3) fulfill our contractual commitments. Upon the sale of our electric generating assets, we will exit the electric-trading business, although we are making arrangements to contract with a third party for real-time scheduling services needed to fulfill contractual commitments related to Colstrip Unit No. 4 and the electric purchase and sale contracts discussed in Part I, Item 1, "Notes to Consolidated Financial Statements,
Note 5 - Commitments."

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

Natural Gas, Crude Oil, and Natural Gas Liquids

In December 1998, our Audit Committee adopted commodity risk-management policies and practices to govern the execution, recording, and reporting of derivative financial instruments and physical transactions associated with the trading and marketing activity of natural gas, crude oil, and natural gas liquids engaged in by MPT&M. These policies and practices require MPT&M to identify, quantify, and report commodity risks and to hold regular Risk Management Committee meetings. To the extent feasible, MPT&M began following these policies and practices earlier in 1998. Our Risk Management Committee
(1) approves the risk-related trading activities in which MPT&M participates and the kinds of instruments that MPT&M may use, and (2) recommends to our Audit Committee specific limits for MPT&M's trading activity.

MPT&M's value-at-risk (VaR) is based on J.P. Morgan's RiskMetricsT approach, variance/co-variance. This approach uses historical estimates of volatility and correlation and values optionality using delta equivalents. Because actual future changes in markets (prices, volatilities and correlations) may be inconsistent with historical observations, MPT&M's VaR may not accurately reflect the potential for future adverse changes in fair values.

On June 21, 1999, our Audit Committee increased MPT&M's VaR limit. The former VaR limit of $1,000,000 was based only on natural gas physical and financial transactions. The revised VaR limit of $2,000,000 includes these transactions as well as such transactions relating to crude oil and natural gas liquids, and it also includes forecasts of affiliate-owned production. We now use VaR, therefore, to measure some of the price risk associated with our crude oil and natural gas exploration and production activities.

MPT&M's VaR is based on a forward 24-month time period and assumes a one-day holding period and a 95% confidence level. As of September 30, 1999, MPT&M's VaR calculation for physical and financial natural gas, crude oil and natural gas liquids transactions, including forecasts of affiliate-owned production, was slightly less than $2,000,000.

From June 21, 1999 through the end of the second quarter, MPT&M reported no daily adverse changes in fair values in excess of its $2,000,000 VaR limit. During the third quarter, MPT&M reported daily adverse changes in fair values in excess of its VaR limit on two occasions. During the period from October 1, 1999 through November 9, 1999, MPT&M reported daily adverse changes in fair values in excess of its VaR limit on two occasions.

	Counterparty Credit Risk

Commodity price changes may provide an incentive to our counterparties to default on their delivery or payment obligations to us under our physical and financial natural gas, crude oil and natural gas liquids trading instruments. Our corporate credit risk policy seeks to address counterparty credit risk and requires us to investigate and monitor the creditworthiness of our physical and financial trading counterparties. We do not expect nonperformance by these trading counterparties to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

	Our primary interest rate exposure with respect to other-than-trading instruments relates to items that SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines as "financial instruments," which are instruments readily convertible to cash. Since December 31, 1998, there has been no material change in these instruments or the corresponding interest rate risk associated with these instruments.

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

For information regarding the (1) Kerr Project fish, wildlife and habitat mitigation plan, (2) Project 2188 relicensing, and (3) the Reliant Energy Lignite Supply Agreement dispute, refer to Part I, Item 1, "Notes to Consolidated Financial Statements, Note 2 - Contingencies."

ITEM 2.	Changes in Securities and Use of Proceeds

	On June 22, 1999, our Board of Directors approved a two-for-one stock split of our outstanding common stock. As a result of the split, which was effective August 6, 1999 for all shareholders of record on July 16, 1999, 55,099,015 outstanding shares of common stock were converted to 110,198,030 shares of common stock.

ITEM 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	Exhibit 12		Computation of ratio of earnings to fixed
charges for the twelve months ended
September 30, 1999.

	Exhibit 27			Financial data schedule

	(b)	Reports on Form 8-K Filed During the Quarter Ended September 30,
1999.

		DATE			SUBJECT

	July 27, 1999		Item 5 Other Events.  Discussion of Second
			Quarter Net Income.

			Item 7 Exhibits.  Preliminary Consolidated
Statements of Income for the Quarters
Ended June 30, 1999 and 1998, for the Six
Months Ended June 30, 1999 and 1998, and for the Twelve Months Ended June 30, 1999 and 1998. Preliminary Utility Operations
Statements of Income for the Quarters
Ended June 30, 1999 and 1998, for the Six
Months Ended June 30, 1999 and 1998, and for the Twelve Months Ended June 30, 1999 and 1998. Preliminary Nonutility
Operations Statements of Income for the
Quarters Ended June 30, 1999 and 1998, for the Six Months Ended June 30, 1999 and
1998, and for the Twelve Months Ended
June 30, 1999 and 1998.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized signatory.

		THE MONTANA POWER COMPANY
		(Registrant)

	By	/s/ J. P. Pederson
		J. P. Pederson
Vice President and
  Chief Financial Officer

Dated:  November 15, 1999

EXHIBIT INDEX


Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended September 30, 1999

Exhibit 27
Financial data schedule

Exhibit 12


THE MONTANA POWER COMPANY

Computation of Ratio of Earnings to Fixed Charges
(Dollars in Thousands)


	 Twelve Months
	    Ended
	September 30,1999

Net Income	$146,118

Income Taxes	 72,064
	$218,182



Fixed Charges:
	Interest	$ 62,214
	Amortization of Debt Discount,
		Expense, and Premium	1,320
	Rentals	 35,658
			$ 99,192



Earnings Before Income Taxes
	and Fixed Charges	$317,374



Ratio of Earning to Fixed Charges	   3.20 x







-6-
-32-
-55-

-56-
-59-