Form 10-Q
period 2000-05-15
MONTANA POWER CO /MT/
filed 2000-05-15
CIK 67727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Registrant's telephone number, including area code (406) 497-3000

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

	On May 9, 2000, the Company had 105,572,301 shares of common stock outstanding.

	PART I
	ITEM 1 - FINANCIAL STATEMENTS
	THE MONTANA POWER COMPANY AND SUBSIDIARIES
	CONSOLIDATED STATEMENT OF INCOME


For Three Months Ended

March 31,
March 31,

2000
1999

(Thousands of Dollars)



REVENUES
$  364,864
$  321,768



EXPENSES:


Operations
206,693
153,560
Maintenance
17,276
19,630
Selling, general, and administrative
36,928
33,143
Taxes other than income taxes
26,331
25,768
Depreciation, depletion, and amortization
25,105
27,754

312,333
259,855



INCOME FROM OPERATIONS
52,531
61,913



INTEREST EXPENSE AND OTHER INCOME:


Interest
11,390
13,629
Distributions on mandatorily redeemable
Preferred securities of subsidiary trusts

1,373

1,373
Other (income) deductions - net
(8,343)
(3,869)

4,420
11,133



INCOME TAXES
16,832
16,956



NET INCOME
31,279
33,824
DIVIDENDS ON PREFERRED STOCK
923
923



NET INCOME AVAILABLE FOR COMMON STOCK
$   30,356
$   32,901



AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC (000)

105,552

110,146



BASIC EARNINGS PER SHARE OF COMMON STOCK
$     0.29
$     0.30



AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - DILUTED (000)

107,041

110,799



DILUTED EARNINGS PER SHARE OF COMMON STOCK
$     0.28
$     0.30

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET



	A S S E T S


March 31,
December 31,

2000
1999

(Thousands of Dollars)
PLANT AND PROPERTY IN SERVICE:


UTILITY PLANT (includes $5,950 and $3,782
Plant under construction)


Electric
$ 1,054,545
$ 1,050,344
Natural gas
413,546
416,383

1,468,091
1,466,727



Less - accumulated depreciation and depletion
475,726
464,653

992,365
1,002,074
NONUTILITY PROPERTY (includes $125,329 and $134,817
Property under construction)

1,112,941

1,051,997
Less - accumulated depreciation and depletion
395,435
349,045

717,506
702,952

1,709,871
1,705,026



MISCELLANEOUS INVESTMENTS:


Independent power investments
22,658
23,460
Reclamation fund
44,037
43,460
Other
95,673
93,231

162,368
160,151
CURRENT ASSETS:


Cash and cash equivalents
417,218
554,407
Temporary investments
32,677
40,417
Accounts receivable, net of allowance for doubtful
  accounts

190,042

182,248
Materials and supplies (principally at average cost)
36,772
37,928
Prepayments and other assets
75,554
53,733
Deferred income taxes
19,017
18,303

771,280
887,036



DEFERRED CHARGES:


Advanced coal royalties
12,280
12,506
Regulatory assets related to income taxes
60,539
60,538
Regulatory assets - other
149,302
150,486
Other deferred charges
42,554
73,000

264,675
296,530




$ 2,908,194
$3,048,743

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


L I A B I L I T I E S


March 31,
December 31,

2000
1999

(Thousands of Dollars)
CAPITALIZATION:


Common shareholders' equity:


Common stock (240,000,000 shares without par value authorized; 110,241,951 and 110,218,973 shares issued)


$   703,153


$   702,773
Treasury stock (4,682,100 shares authorized,
issued, and repurchased by the Company)

(144,872)

(144,872)
Unallocated stock held by trustee for
Retirement Savings Plan

(19,573)

(20,401)
Retained earnings and other shareholders' equity
500,596
488,975
Accumulated other comprehensive loss
(18,547)
(17,659)

1,020,757
1,008,816



Preferred stock
57,654
57,654
Company obligated mandatorily redeemable preferred
Securities of subsidiary trust which holds solely
Company junior subordinated debentures


65,000


65,000
Long-term debt
601,236
618,512

1,744,647
1,749,982



CURRENT LIABILITIES:


Long-term debt - portion due within one year
39,854
58,955
Dividends payable
18,908
22,746
Income taxes
40,918
152,739
Other taxes
72,319
54,630
Accounts payable
129,826
115,654
Interest accrued
11,702
11,597
Other current liabilities
96,316
92,277

409,843
508,598



DEFERRED CREDITS:


Deferred income taxes
18,755
8,847
Investment tax credits
13,211
13,330
Accrued mining reclamation costs
136,326
135,075
Deferred revenue
266,198
311,751
Net proceeds from the generation sale
216,545
219,726
Other deferred credits
102,669
101,434

753,704
790,163



CONTINGENCIES AND COMMITMENTS (Notes 2 and 5)



$ 2,908,194
$ 3,048,743

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


For Three Months Ended

March 31,
March 31,

2000
1999

(Thousands of Dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:


Net Income
$   31,279
$   33,824
Adjustments to reconcile net income to net cash
Provided by operating activities:




Depreciation, depletion, and amortization
25,105
27,754
Deferred income taxes
9,075
(16,954)
Noncash earnings from unconsolidated investments
(5,050)
(6,533)
Other - net
6,492
3,963
Changes in assets and liabilities:


Accounts and notes receivable
(7,794)
26,492
Generation asset sale - net proceeds
(3,181)
-
Accounts payable
14,172
(15,246)
Income taxes payable
(111,821)
22,501
Deferred revenue and other
(45,553)
251,850
Other assets and liabilities - net
42,476
18,147



Net cash provided by (used for) operating activities
(44,800)
345,798



NET CASH FLOWS FROM INVESTING ACTIVITIES:


Capital expenditures
(37,208)
(23,764)
Proceeds from sales of property and investments
2,638
6,536
Additional investments
277
(843)



Net cash used for investing activities
(34,293)
(18,071)



NET CASH FLOWS FROM FINANCING ACTIVITIES:


Dividends paid
(22,035)
(22,947)
Sales of common stock
377
321
Issuance of long-term debt
16,044
31,048
Retirement of long-term debt
(52,482)
(56,699)
Net change in short-term borrowing
-
(69,820)



Net cash used for financing activities
(58,096)
(118,097)



CHANGE IN CASH FLOWS
(137,189)
209,630
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
554,407
10,116
CASH AND CASH EQUIVALENTS, END OF PERIOD
$  417,218
$  219,746



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Cash paid during three months for:


Income taxes, net refunds
$  144,295
$      113
Interest
12,383
14,971






The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of The Montana Power
Company for the interim periods ended March 31, 2000 and 1999 are unaudited.
In the opinion of management, the accompanying consolidated financial statements reflect all normally recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

	In prior years, to facilitate the timely preparation of the consolidated financial statements, we consolidated the accounts of certain operations for fiscal years ending in November. The consolidated financial statements for the quarter ended March 31, 2000, eliminate the one-month lag in reporting for these operations. The results of operations of December 1999 for these entities, which would have previously been reported in results of the first quarter of 2000, have been recorded as an adjustment to beginning retained earnings as of January 1, 2000. This adjustment increased retained earnings by approximately $1,500,000.

We have made reclassifications to certain prior-year amounts to make them comparable to the 2000 presentation. These changes had no significant effect on previously reported results of operations or shareholders' equity.


NOTE 1 -	DEREGULATION, REGULATORY MATTERS, SALE OF ELECTRIC GENERATING ASSETS,
AND PROPOSED DIVESTITURE OF ENERGY BUSINESSES

Deregulation

The electric and natural gas utility businesses are in transition to a competitive market in which commodity energy products and related services are sold directly to wholesale and retail customers. Montana's Electric Industry Restructuring and Customer Choice Act (Electric Act), passed in 1997, provides that all customers will be able to choose their electric supplier by July 1, 2002. Montana's Natural Gas Utility Restructuring and Customer Choice Act (Natural Gas Act), also passed in 1997, provides that a utility may voluntarily offer its customers choice of natural gas suppliers and provide open access. Since natural gas restructuring is voluntary, no deadline for choice exists.

Electric

Through March 31, 2000, approximately 1,200 electric customers representing more than 1,800 accounts crossing all customer classifications - or approximately 27 percent of our pre-choice electric load - have moved to competitive supply since the inception of customer choice on July 1, 1998. Residential customers were eligible to move to choice during the fourth quarter of 1999. However, the majority of the load associated with our pre-choice electric customers who moved to other suppliers was industrial and large commercial customers.

As required by the Electric Act, we filed a comprehensive transition plan with the Montana Public Service Commission (PSC) in July 1997. On
July 1, 1999, we filed a case with the PSC to resolve the Tier II issues under the filing. Tier II issues address the recovery and treatment of the

Qualifying Facility (QF) power-purchase contract costs, which are above-market costs; regulatory assets associated with the electric generating business; and a review of our electric generating assets sale, including the treatment of sales proceeds above book value of the assets. We will update our Tier II filing as a result of the closing of the sale of our electric generating assets, but we do not expect an order from the PSC until late 2000.

In implementing our comprehensive transition plan, we initiated litigation in Montana District Court in Butte to seek reversal of a PSC decision regarding our ability to use tracking mechanisms to ensure fair and accurate recovery of above-market QF costs and certain other transition costs. In an order issued as part of its consideration of the transition plan, the PSC concluded that the Electric Act does not provide for tracking mechanisms and that transition costs must be mitigated and determined as a final matter in the transition filing. In the litigation, we also sought court clarification on whether the Electric Act authorized a rate freeze or a rate cap during the transition period that ends July 1, 2002. The PSC concluded that the Electric Act authorized a rate cap, but we disagreed with this interpretation.

In May 2000, the district court heard oral arguments and issued an order. The court ruled in our favor on the first issue, emphasizing that the PSC must allow us to incorporate tracking mechanisms in our transition plan proposal and that an unconstitutional taking from either shareholders or customers would result if tracking mechanisms were not used. The court agreed with the PSC on the second issue, ruling that the Electric Act authorized a rate cap. We cannot predict whether the PSC will appeal the court's decision, and we have not yet determined whether we will appeal.

	Natural Gas

Through March 31, 2000, approximately 240 natural gas customers with annual consumption of 5,000 dekatherms or more - 52 percent of our pre-choice natural gas supply load - have chosen alternate suppliers since the transition to a competitive natural gas environment began in 1991.

Regulatory Matters

	Electric/Federal Energy Regulatory Commission (FERC)

On March 30, 1998, we filed a request with the FERC to increase our open access transmission rates and the rates for bundled wholesale electric service to two rural electric cooperatives. FERC approved an interim increase in rates charged for transmission service, pending final approval in 2000.

In January 1999, we reached a rate settlement with one of the cooperatives who moved to another supplier in December 1999. In March 1999, we reached a separate settlement with the other cooperative. We agreed to assist the cooperative in moving to choice when its full-service wholesale contract expires in exchange for its agreement to withdraw the rate-reduction complaint. This cooperative will move to another supplier in June 2000.

Through a filing made with FERC in April 2000, we are seeking recovery of approximately $23,800,000 in transition costs associated with serving both of the wholesale electric cooperatives. We do not expect a FERC decision on this filing, which corresponds with our transition-costs recovery proceedings with the PSC in Montana, until 2001.

Electric/PSC

	Montana's Electric Act established a rate freeze for all electric customers, meaning that transmission and distribution rates cannot be changed until July 1, 2000. In January 2000, as a result of the sale of our electric generating assets and sales proceeds in excess of the book value of the assets sold, we filed a voluntary rate reduction with the PSC for approximately $16,700,000 annually. This reduction became effective February 2, 2000. We expect to submit a combined electric and natural gas filing with the PSC, requesting increased rates, in the third quarter of 2000.

	Natural Gas/PSC

	On August 12, 1999, we filed a natural gas rate case with the PSC requesting increased annual revenues of $15,400,000, with a proposed interim increase of $11,500,000. The filing represented our first transmission and distribution gas filing since Montana's Natural Gas Act was passed.

	An interim increase of $7,600,000 became effective on December 10, 1999. A final PSC order that became effective on April 1, 2000, approved an additional increase of $2,800,000. As discussed above, we expect to submit a combined filing with the PSC in the third quarter of 2000 seeking increased natural gas and electric rates.

Sale of Electric Generating Assets

The sale of our electric generating assets in December 1999 to PPL
Montana, LLC negatively affected the utility's net income for first quarter 2000. Utility revenues decreased because of discontinued off-system revenues related to the electric generating assets sold. Although the sale of the assets resulted in lower property taxes for the first quarter 2000, increased power-supply expenses offset these decreases. Power-supply expenses increased, despite decreases in fuel expenses. We no longer purchase fuel to operate the generating plants because we now purchase most of the power to serve our core customers pursuant to buyback contracts with PPL Montana. The maximum price that we pay for power in the buyback contracts, $22.25/MWh, represents our net fully allocated costs of service in current rates, replacing operations and maintenance expense, depreciation expense, and return on investment.

In the sale of these assets, we generally retained all pre-closing obligations, and PPL Montana generally assumed all post-closing obligations. However, with respect to environmental liabilities, PPL Montana assumed all pre-closing (subject to certain indemnification provisions) and post-closing environmental liabilities associated with the purchased assets, with certain exceptions for pre-closing liabilities.

We agreed to indemnify PPL Montana, on a limited basis, from losses arising from required remediation of pre-closing environmental conditions, whether known or unknown at the closing. During the first quarter of 2000, PPL Montana did not deliver any claim notices to us with respect to this indemnity obligation. We do not expect this indemnity obligation to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Proposed Divestiture of Energy Businesses

	On March 28, 2000, we announced our intent to separate our telcommunications business from our energy businesses through stock sale(s) of our energy businesses. When we complete the sale(s), expected to take six to twelve months from the end of the first quarter, Touch America, Inc. will remain as the entity through which we will continue to conduct our telecommunications business. We intend to invest the proceeds received from the sale of our energy businesses into Touch America.

NOTE 2 - CONTINGENCIES

Kerr Project

A FERC order that preceded our sale of the Kerr Project to PPL Montana required us to implement a plan to mitigate the effect of the Kerr Project operations on fish, wildlife, and habitat. To implement this plan, we were required to make payments of approximately $135,000,000 between 1985 and 2020, the term during which we would have been the licensee. The net present value of the total payments, assuming a 9.5 percent annual discount rate, was approximately $57,000,000, an amount we recognized as license costs in plant and long-term debt on the Consolidated Balance Sheet in 1997. In the sale of the Kerr Project, PPL Montana assumed the obligation to make post-closing license compliance payments.

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

A Statement of Agreement containing the principles for settlement of the disputes underlying the appeals was developed in December 1999. It provides that its terms are binding against all parties, with the understanding that the signatory parties will jointly draft additional documents as necessary to establish the terms of the settlement in detail. The parties have drafted these documents, and we have paid our settlement payment of approximately $24,000,000 under the Statement of Agreement into an escrow account. If FERC approves, in a final non-appealable order, the settlement terms as reflected in proposed license amendments discussed below, we will dismiss the petitions in the court of appeals, and the escrow agent will release the payments to the Tribes. In addition, we will transfer to the Tribes 669 acres of land we own on the Flathead Indian Reservation. If FERC does not approve the proposed license amendments in the form agreed to by the parties, or if, as a result of the appeal of a FERC order, that order is not final after a specified period, the money will be returned to us, and the litigation will resume. The settlement, subject to the conditions described above, substantially reduces our obligation to pay for fish, wildlife, and habitat mitigation assigned to the pre-closing period in the sale of the Kerr Project.

	In April 2000, PPL Montana and the Tribes, as co-licensees, filed proposed license amendments with FERC to effect the settlement described above. We supported these proposed license amendments. FERC is reviewing the filing, but we do not expect a decision until late 2000 or early 2001.

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

Option Agreements

	Under a typical option agreement, we make or receive monthly payments based on the difference between the actual price of crude oil or natural gas at settlement and the price established in a private agreement at the time of execution. Making or receiving payments is dependent on whether we buy (own or hold) or sell (write or issue) the option. Buying options involves paying a premium - the price of the option - and selling options involves receiving a premium. When we use options, we defer all premiums paid or received and recognize the applicable expenses or revenues monthly throughout the option term. As of March 31, 2000, our deferred revenues due to option premiums were approximately $1,500,000.

Hedged Transactions

	Hedged transactions are those in which we have a position (either current or anticipated) in an underlying commodity or derivative of that commodity that exposes us to risk if the price of the underlying item adversely changes. We enter into these transactions primarily to reduce earnings volatility and stabilize cash flows. We recognize gains or losses from these derivative financial instruments in the Consolidated Statement of Income at the same time that we recognize the revenues or expenses associated with the underlying hedged item; until then, we do not reflect these gains or losses in our financial statements. At March 31, 2000, we had unrecognized gains of approximately $1,700,000 related to these transactions. As of March 31, 2000, we had not terminated any significant hedging instrument before the date of the anticipated commodity production, commodity purchase or sale, or natural gas transportation commitment.

	At March 31, 2000, we had swap and option agreements on approximately:

? 1,460,000 barrels, or 58 percent, of our estimated nonutility crude oil and natural gas liquids production through March 2002;
? 15 Bcf, or 42 percent, of our expected delivery obligations under long-term natural gas sales contracts through October 2001; and ? 0.15 Bcf, or 1 percent, of our natural gas production through December 2000.

	In addition, at March 31, 2000, we had sold swap and option agreements to hedge approximately 27 Bcf of our nonutility natural gas pipeline transportation obligations under contracts through December 2001, and we had purchased swap and option agreements to hedge approximately 33 Bcf of these obligations.

Speculative Transactions

	We also enter into derivative financial transactions in which we have no underlying price risk exposure nor any interest in making or taking delivery of crude oil or natural gas commodities. We seek, by these speculative transactions, to profit from the market movements of the prices of these commodities. In accordance with Emerging Issues Task Force Issue No. 98-10, we mark to market all of our speculative transactions and recognize any corresponding gain or loss in the Consolidated Statement of Income. During the first quarter 2000, we recorded pretax losses of approximately $600,000 related to these transactions.


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


NOTE 5 - COMMITMENTS

Touch America's Commitments

Construction Projects

Before 2000, Touch America contracted with Northern Telecom,
Inc. (Nortel) to furnish and install optical electronic equipment on certain fiber-optic networks. We expect Nortel to complete these installations in the fourth quarter of 2000 at a cost of $51,800,000, of which we have paid $28,300,000. The remaining $23,500,000 is scheduled for payment in 2000 as various segments of the fiber-optic network under construction, discussed below, are completed. Touch America continues to enter into arrangements with Nortel for installations of Nortel's optical electronic equipment on Touch America's network, including installations related to Touch America's acquisition from Qwest Communications International Inc. (Qwest) discussed below under "Investments and Acquisitions."

Joint Ventures

	In accordance with the agreements governing the following relationships, Touch America is committed to contribute capital at various times.

	In May 2000, Touch America and Sierra Pacific Communications, a subsidiary of Sierra Pacific Resources, formed a 50-50 joint venture named Sierra Touch America LLC to construct a fiber-optic network between Sacramento and Salt Lake City. This network will make up 750 miles of the 4,300-mile build-out that Touch America is constructing in tandem with its construction of a fiber-optic network for AT&T. Sierra Touch America will begin construction of the Sacramento-Salt Lake City route immediately and expects to complete the route in mid-2001 at an estimated cost of $100,000,000. Touch America's portion of this estimated cost (directly and through its interest in the joint venture) will be approximately $83,000,000, of which it expects to recover approximately 50 percent from AT&T and other third parties. The terms of the joint venture agreement give Sierra Touch America a partial interest in the metropolitan fiber networks that Sierra Pacific Resources operates in Reno and Las Vegas.

	In June 1999, Touch America and Iowa Network Services, Inc. (INS) formed Iowa Telecommunications Services, Inc. (ITS) to purchase from a third party domestic access lines connected to telephone exchanges in Iowa. However, because the emerging organizational and capital structure of ITS does not fit Touch America's growth strategy, Touch America exited from its equity position in ITS in April 2000. Under the terms of the exit agreement:

? Touch America sold its 31 percent interest in ITS to INS, and INS released Touch America from all of ITS' obligations;
? Upon the closing of the third-party purchase transaction, expected to occur in mid-2000, INS will reimburse Touch America approximately $8,000,000 for Touch America's cash outlays to ITS; and ? Touch America will not withdraw its $14,000,000 letter of credit from ITS until the closing of the third-party purchase transaction.

	In January 2000, Touch America and AEP Communications LLC, a subsidiary of American Electric Power, formed a 50-50 joint venture named America Fiber Touch LLC (AFT) to connect national and regional fiber-optic networks. The venture's first project is to construct a 330-mile fiber-optic route between St. Louis, Missouri, and Plano, Illinois, which makes up the Midwest route of the 4,300 mile build-out for AT&T. This Midwest route is scheduled for completion in December 2000, at an estimated cost of $25,000,000, of which Touch America's portion is $12,500,000.

Exchanges and Leases

	In March 2000, Touch America and Williams Communications, Inc. agreed to an exchange of dark fiber to expand both companies' fiber-optic networks.
Touch America receives approximately 1,050 route miles of dark fiber and cash from Williams, in exchange for approximately 1,200 route miles of Touch America's dark fiber (from Denver to Dallas through Colorado Springs). This exchange will expand Touch America's network from Minneapolis to Denver through Des Moines, Iowa and Topeka, Kansas. Both routes are currently operational.

	In January 2000, Touch America and PF.Net, a privately held telecommunications company, agreed to a cross lease of fiber and conduit to expand both companies' fiber-optic networks. Touch America will receive approximately 5,900 route miles of fiber and conduit from PF.Net for 4,400 route miles of Touch America's fiber and conduit and a cash payment of $48,500,000 for the difference in route miles. Touch America has made an initial payment of $4,850,000 and will pay the remainder as segments of the routes under construction are completed. Segments are scheduled for completion at various times in 2000 and 2001.

Investments and Acquisitions

	In January 2000, Touch America signed an agreement to purchase, from Century Tel Inc., 400 route miles of fiber-optic network linking Chicago and

Detroit. Touch America will pay approximately $10,000,000 for the rights to these route miles, which it expects to be in service by late 2000. Touch America has made an initial payment of $2,000,000 and will make the remaining payments as construction is completed.

	In January 2000, Touch America signed a purchase agreement with Minnesota PCS, LP (MPCS) to acquire a 25 percent interest in MPCS' wireless telephone business, which owns PCS licenses in North Dakota, South Dakota, Minnesota, and Wisconsin. In accordance with the agreement, Touch America made an initial equity investment of $2,700,000 in MPCS and, over the years 2000-2001, will loan MPCS $12,000,000 in interest-bearing notes payable on October 1, 2002, of which a total of $6,000,000 had been loaned in early May 2000. In addition, Touch America will guarantee payment of $7,000,000 in loans owned by MPCS through the year 2007. The guarantees are callable only upon MPCS' default.

In March 2000, Touch America signed an agreement with Qwest to acquire for approximately $193,000,000, subject to certain adjustments, Qwest's wholesale, private-line, long-distance, and other telecommunications services in US WEST's 14-state region, which covers 250,000 customer accounts for voice, data, and video services. By this agreement, Touch America will also acquire a fiber-optic network of 1,800 route miles and associated optronics and switches. If the Qwest acquisition is closed, we estimate that related capital expenditures will be an additional $100,000,000. The network will connect to Touch America's fiber-optic network, and Touch America will offer employment to approximately 120 of Qwest's sales agents in the region. We expect this acquisition to close in mid-2000, subject to the satisfaction of various conditions and the receipt of required regulatory approvals.


NOTE 6 - LONG-TERM DEBT

	On January 3, 2000, we made a payment of approximately $10,200,000 for our share of the costs associated with the Kerr mitigation plan (Plan). This amount represented our final liability for costs under the Plan through the December 17, 1999, sale date of the electric generating assets.

Two issues of Medium-Term Notes (MTNs) were retired prior to maturity in January of 2000. On January 13, 2000, we retired $5,000,000 of 7.25 percent Series A Secured MTNs due January 19, 2024. On January 14, 2000, we retired $7,000,000 of 8.68 percent Series A Unsecured MTNs due February 7, 2022.

We retired at maturity $10,000,000 of 8.80 percent Series A Unsecured MTNs on February 22, 2000.

On April 13, 2000, we retired prior to maturity $25,000,000 of our
7.5 percent First Mortgage Bonds (Bonds) due April 1, 2001.

On April 25, 2000, we offered to purchase any or all of the following series of our outstanding debt: 8.95 percent Bonds due February 1, 2022;
7.33 percent Secured MTNs due April 15, 2025; 8.11 percent Secured MTNs due January 25, 2023; 7.00 percent Bonds due March 1, 2005; and 8.25 percent Bonds due February 1, 2007. The total amount outstanding for these issues was $190,000,000 as of March 31, 2000. Prices for the redemption will be set on May 18, 2000, and the offer to purchase expires on May 23, 2000.

Proceeds received from the sale of the electric generating assets have been or will be used to make all of the retirements discussed above.

	In April 1997, we entered into a $160,000,000 Revolving Credit Agreement for some of our nonutility operations. Under the terms of the Revolving

Credit Agreement, the amount of the facility decreased on March 31, 1998, reducing the borrowing ability to $100,000,000, all of which was unused at March 31, 2000. This agreement terminated on April 4, 2000, with no amount outstanding.


NOTE 7 - COMPREHENSIVE INCOME

The Financial Accounting Standards Board defines comprehensive income as all changes to the equity of a business enterprise during a period, except for those resulting from transactions with owners. For example, dividend distributions are excepted. Comprehensive income consists of net income and other comprehensive income. Net income includes such items as income from continuing operations, discontinued operations, extraordinary items, and cumulative effects of changes in accounting principles. Other comprehensive income includes foreign currency translations, adjustments of minimum pension liability, and unrealized gains and losses on certain investments in debt and equity securities.

For the three months ended March 31, 2000 and 1999, our only item of other comprehensive income was foreign currency translation adjustments of the assets and liabilities of our foreign subsidiaries. These adjustments resulted in decreases to retained earnings of $888,000 in the first quarter of 2000, and increases to retained earnings of $665,000 in the first quarter of 1999. No current income tax effects resulted from the adjustments, nor do we expect there will be any net income effects until we sell a foreign subsidiary.


NOTE 8 - INFORMATION ON INDUSTRY SEGMENTS:

	Our utility operations purchase, transmit, and distribute electricity and natural gas. With the sale of our electric generating assets other than Milltown Dam, we no longer are primarily engaged in regulated electric generation. In our nonutility businesses, our telecommunications operation designs, develops, constructs, operates, maintains, and manages a fiber-optic network and wireless facilities; it also sells long-distance, Internet, and private-line services and equipment. In other nonutility operations, we mine and sell coal and lignite; manage long-term power sales, and develop and invest in independent power projects and other energy-related businesses; and explore for, develop, produce, process, and sell crude oil and natural gas. We also trade crude oil, natural gas, and natural gas liquids.

	Identifiable assets of each industry segment are principally those assets used in our operation of those industry segments. Corporate assets are principally cash and cash equivalents and temporary investments.

	We consider segment information for foreign operations immaterial.

Operations Information:

Three Months Ended

March 31, 2000

(Thousands of Dollars)
UTILITY




Electric
Natural Gas





Sales to unaffiliated customers
$  101,491
$   44,794

Earnings from unconsolidated investments
-
-

Intersegment sales
1,570
203

Pretax operating income (loss)
12,271
12,052

Capital expenditures
5,607
(3,035)(a)

Identifiable assets
997,301
403,220





NONUTILITY








Tele-
Communications

Coal(b)
Independent
Power(c)




Sales to unaffiliated customers
$   24,126
$   57,281
$   17,749
Earnings from unconsolidated investments
602
-
5,700
Intersegment sales
308
3,938
200
Pretax operating income (loss)
7,074
8,007
4,659
Capital expenditures
16,930
1,790
61
Identifiable assets
372,719
238,800
45,383




NONUTILITY (continued)








Oil and
Natural Gas

Other





Sales to unaffiliated customers
$  105,415
$    7,706

Earnings from unconsolidated investments
-
-

Intersegment sales
5,365
1,524

Pretax operating income (loss)
8,950
(482)

Capital expenditures
8,996
1,926

Identifiable assets
306,256
30,780





CORPORATE







Capital expenditures
$    4,933


Identifiable assets
513,735






RECONCILIATION TO CONSOLIDATED








Segment
Total

Adjustments(d)
Consolidated
Total




Sales to unaffiliated customers
$  358,562
-
$  358,562
Earnings from unconsolidated investments
6,302
-
6,302
Intersegment sales
13,108
$   (13,108)
-
Pretax operating income (loss)
52,531
-
52,531
Capital expenditures
37,208
-
37,208
Identifiable assets
2,908,194
-
2,908,194

(a)	Decreased capital expenditures resulted from reduced levels of natural gas in underground storage.
(b)	The loss of revenues pursuant to one contract with a single customer would have a material adverse effect on the segment.
(c)	The loss of revenues pursuant to contracts with two customers would have a material adverse effect on the segment.
(d)	The amounts indicated include certain eliminations between the business segments.
</TABLE


Operations Information (continued):

Three Months Ended

March 31, 1999

(Thousands of Dollars)
UTILITY




Electric
Natural Gas





Sales to unaffiliated customers
$   116,534
$    40,345

Earnings from unconsolidated investments
-
-

Intersegment sales
3,690
199

Pretax operating income (loss)
29,674
10,140

Capital expenditures
8,024
-

Identifiable assets
1,575,186
392,195





NONUTILITY








Tele-
Communications

Coal(a)
Independent
Power(b)




Sales to unaffiliated customers
$    19,775
$    43,438
$    18,234
Earnings from unconsolidated investments
1,423
-
5,333
Intersegment sales
228
9,904
238
Pretax operating income (loss)
6,743
7,746
6,001
Capital expenditures
5,540
1,634
246
Identifiable assets
196,310
236,726
110,028




NONUTILITY (continued)








Oil and
Natural Gas

Other





Sales to unaffiliated customers
$    68,809
$     7,877

Earnings from unconsolidated investments
-
-

Intersegment sales
4,400
441

Pretax operating income (loss)
3,441
(1,832)

Capital expenditures
10,314
13

Identifiable assets
296,810
64,252





CORPORATE







Capital expenditures
$       408


Identifiable assets
244,552






RECONCILIATION TO CONSOLIDATED








Segment
Total

Adjustments(c)
Consolidated
Total




Sales to unaffiliated customers
$   315,012
-
$   315,012
Earnings from unconsolidated investments
6,756
-
6,756
Intersegment sales
19,100
$   (19,100)
-
Pretax operating income (loss)
61,913
-
61,913
Capital expenditures
26,179
(2,415)
23,764
Identifiable assets
3,116,059
-
3,116,059

(a)	The loss of revenues pursuant to one contract with a single customer would have a material adverse effect on the segment.
(b)	The loss of revenues pursuant to contracts with two customers would have a material adverse effect on the segment.
(c)	The amounts indicated include certain eliminations between the business segments.

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

SHARE REPURCHASE PROGRAM

In 1998, the Board of Directors authorized a share-repurchase program over the next five years to repurchase up to 20,000,000 shares (approximately 18 percent of our then outstanding common stock) on the open market or in privately negotiated transactions. As of May 9, 2000, we had 105,572,301 common shares outstanding. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions, and other factors, including alternative investment opportunities.

Subsequent to this authorization, we entered into a Forward Equity
Acquisition Transaction (FEAT) program with a bank that committed to purchase shares on our behalf. Under the terms of the program, the amount owed to the bank and the number of shares held by the bank cannot exceed certain limits. In March 2000, these limits were amended and now are $125,000,000 and 2,500,000 shares. The expiration date of the program is October 31, 2000. Until that date, when all transactions must be settled, we can elect to fully or partially settle either on a full physical (cash) or a net share basis. A full physical settlement would be the purchase of shares from the bank for cash at the bank's average purchase price plus interest costs less dividends. A net share settlement would be the exchange of shares between the parties so that the bank receives shares with value equivalent to its original purchase price plus interest costs less dividends. Only at the time that the transactions are settled can our capital or outstanding stock be affected, and settlement has no effect on results of operations.

In December 1999, when the limits described above were $200,000,000 and 8,000,000 shares, we used proceeds from the sale of our generation assets to acquire 4,682,100 shares of our stock under the FEAT program. The purchase of these shares averaged approximately $30.94 per share and ranged from $27.05 per share to $33.52 per share for a total cost of $144,872,000. We have reflected the shares purchased as treasury stock on the Consolidated Balance Sheet. No additional shares have been acquired under the program in 2000.

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Please read the following discussion in conjunction with the statements included in our Annual Report on Form 10-K for the year ended December 31, 1999 at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Warnings About Forward-Looking Statements

	This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are qualified by and should be read together with the cautionary statements and important factors included in our Annual Report on Form 10-K for the year ended December 31, 1999. See Part I, "Warnings About Forward-Looking Statements."

We are including the following cautionary statements to make applicable and take advantage of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf, in this Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are statements other than those of historical fact. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "believes," and similar expressions. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date that we file this Form 10-Q.

Forward-looking statements that we make are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning our revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, planned capital expenditures, financing needs and availability, and changes in the utility and telecommunication industries and other industries in which we operate. Investors or other readers of the forward-looking statements are cautioned that these statements are not a guarantee of future performance and that the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Some, but not all, of the risks and uncertainties include:

? General economic and weather conditions in the areas in which we have operations;
? Competitive factors and the effects of restructuring in the electric, natural gas, and telecommunications industries;
? Sanctity and enforceability of contracts;
? Market prices;
? Environmental laws and policies and federal and state regulatory and legislative actions;
? Drilling successes in oil and natural gas operations;
? Changes in foreign trade and monetary policies;
? Laws and regulations related to foreign operations;
? Tax rates and policies and interest rates; and ? Changes in accounting principles or the application of such principles.

Strategy

	We are focused on growing Touch America's revenues and earnings as demonstrated by the expansion of our fiber-optic network, which we expect to span more than 26,000 miles by the end of 2001. In pursuing this strategy, we will continue to investigate different approaches, including asset purchases and sales, the issuance of securities, and other transactions that may materially affect our results of operations, liquidity, and capital resources. For a discussion of how we intend to use proceeds from the sale(s) of our energy businesses, see the "Proposed Divestiture of Energy Businesses" section of Note 1, "Deregulation, Regulatory Matters, Sale of Electric Generating Assets, and Proposed Divestiture of Energy Businesses."

Results of Operations

	The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results. We have adjusted all 1999 earnings-per-share information to reflect the two-for-one stock split effective August 6, 1999.

Quarter Ended March 31, 2000 and 1999:

Net Income Per Share of Common Stock (Basic)

First quarter earnings were $0.29 per share, $0.01 less than first quarter 1999. Utility earnings were $0.08, compared with $0.12 last year. Nonutility earnings were $0.21, up $0.03 from the $0.18 figure of a year earlier.

Because we have not yet reinvested all of the proceeds from the generation sale, we were negatively affected by the marginal difference between the returns received on the temporary investment of these funds versus what we would expect to earn as we reinvest the funds. Our repurchase last December of approximately 4,700,000 shares of common stock and our continued retirement of long-term debt mitigated these effects.

	Utility Operating Income

? Income from electric utility operations decreased approximately $17,400,000, or 59 percent, compared with the first quarter of 1999 because of the effects of the fourth quarter 1999 sale of our electric generating assets, customers continuing to choose other commodity suppliers, and the voluntary rate reduction that became effective on February 2, 2000.

? Income from our natural gas utility operations increased approximately $1,900,000, or 19 percent, during the period mainly because of an interim increase in rates that became effective on December 10, 1999.

Nonutility Operating Income

? Income from our telecommunications operations increased approximately $300,000 compared with the first quarter of 1999 principally as a result of increased private-line and long-distance revenues.

? Income from our coal operations increased approximately $300,000 during the period because of higher revenues, mainly due to an increase in tons sold and average revenue per ton at Western Energy's Rosebud Mine because of the absence in 2000 of a $2,700,000 refund that Western Energy paid to a customer in the first quarter of 1999.

? Income from our independent power operations decreased approximately $1,300,000 during the period. While Continental Energy Services continues to benefit from improved operations at generating projects in which it holds interests, its Colstrip 4 Lease Management Division, which sells the leased share of Colstrip Unit 4 generation, had lower income compared with first quarter 1999 because of the effects of a restructured contract with the Los Angeles Department of Water and Power (LADWP) and higher operations and maintenance expenses associated with Colstrip Unit 4.

? Oil and natural gas operating income increased approximately
$5,500,000 during the period, resulting from increased sales volumes and significantly higher commodity prices.

	For comparative purposes, the following table shows consolidated basic net income per share by principal business segment.



Quarter Ended

March 31,
2000
March 31,
1999



Utility operations
$   0.08
$   0.12
Nonutility operations
0.21
0.18
Consolidated
$   0.29
$   0.30

UTILITY OPERATIONS

For Three Months Ended

March 31,
March 31,

2000
1999

(Thousands of Dollars)
ELECTRIC UTILITY:





REVENUES:


Revenues
$  101,491
$  116,534
Intersegment revenues
1,570
3,690

103,061
120,224



EXPENSES:


Power supply
48,149
38,687
Transmission and distribution
9,057
11,677
Selling, general, and administrative
14,702
13,753
Taxes other than income taxes
9,725
12,754
Depreciation and amortization
9,157
13,679

90,790
90,550



INCOME FROM ELECTRIC OPERATIONS
12,271
29,674



NATURAL GAS UTILITY:





REVENUES:


Revenues (other than gas supply cost revenues)
29,467
26,293
Gas supply cost revenues
15,327
14,052
Intersegment revenues
203
199

44,997
40,544



EXPENSES:


Gas supply costs
15,327
14,052
Other production, gathering, and exploration
750
793
Transmission and distribution
3,623
3,636
Selling, general, and administrative
7,145
5,755
Taxes other than income taxes
3,732
3,817
Depreciation, depletion, and amortization
2,368
2,351

32,945
30,404



INCOME FROM NATURAL GAS OPERATIONS
12,052
10,140



INTEREST EXPENSE AND OTHER INCOME:


Interest
13,034
14,438
Distributions on mandatorily redeemable
Preferred securities of subsidiary trusts

1,373

1,373
Other (income) deductions - net
(6,589)
(1,284)

7,818
14,527



INCOME BEFORE INCOME TAXES
16,505
25,287



INCOME TAXES
7,514
10,674



DIVIDENDS ON PREFERRED STOCK
923
923



UTILITY NET INCOME AVAILABLE FOR COMMON STOCK
$    8,068
$   13,690





</TABLE

UTILITY OPERATIONS

Electric Utility

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




Revenues and




Power Supply Expenses

Volumes


(Thousands of Dollars)

(Thousands of MWh)


3/31/00
3/31/99

3/31/00
3/31/99

REVENUES:













GENERAL BUSINESS BUNDLED REVENUES:






Residential
$ 36,063
$ 36,135
-
542
531
2%
Small commercial, small
  industrial, and government and
  municipal


37,541


41,533


(10%)


602


644


(7%)
Large commercial, large
  Industrial

9,788

12,294

(20%)

261

447

(42%)
Irrigation and street lighting
2,423
2,496
(3%)
14
15
(7%)
Total
85,815
92,458
(7%)
1,419
1,637
(13%)







GENERAL BUSINESS DISTRIBUTION ONLY
REVENUES:






Residential
56
-
-
2
-
-
Small commercial, small
  industrial, and government and
  municipal


1,022


227


350%


60


11


445%
Large commercial, large
  Industrial

1,745

2,640

(34%)

479

225

113%
Total
2,823
2,867
(2%)
541
236
129%







TOTAL GENERAL BUSINESS
  REVENUES

88,638

95,325

(7%)

1,960

1,873

5%







SALES TO OTHER UTILITIES
5,252
16,443
(68%)
154
878
(82%)
OTHER
7,601
4,766
59%



INTERSEGMENT
1,570
3,690
(57%)
-
34
-
TOTAL
$103,061
$120,224
(14%)
2,114
2,785
(24%)







POWER SUPPLY EXPENSES:






Hydroelectric
-
5,460
-
-
870
-
Steam
-
12,986
-
221
1,269
(83%)
Purchased power and other
48,149
20,241
138%
1,671
551
203%
Total
$ 48,149
$ 38,687
24%
1,892
2,690
(30%)
Dollars per MWh
$  25.45
$  14.38













</TABLE

General Business Revenues

General Business Revenues decreased mainly from customers continuing to choose different suppliers and a voluntary rate reduction filed with the PSC, effective February 2, 2000. An increase in prices to recover the cost of public-purpose programs in accordance with the Electric Act partially offset these decreases.

Sales to Other Utilities

With the sale of substantially all of our generating assets, we no longer sell energy in the secondary markets. The elimination of these sales resulted in a decrease in revenues from Sales to Other Utilities.

Other

Other revenues increased mainly from transmitting energy for PPL Montana and customers who chose other suppliers. Prior to the generation sale, the energy transmitted for PPL Montana was the same energy generated by us and sold by MPT&M in the secondary markets, with MPT&M using our lines to transmit the energy across our service territory. The transmission of this energy was reflected as intersegment revenues in the table above. We reflect transmission revenues from customers who are not supplied by us as Other
Revenues. Consequently, revenues from transmitting energy for PPL Montana and customers who chose other suppliers are reflected as Other Revenues in the table above. We report transmission revenues from customers who have not chosen other suppliers as General Business Revenues.

Intersegment

Intersegment revenues decreased principally because the absence of sales in the secondary markets eliminated the need for MPT&M to transmit energy across our lines. As discussed above, revenues from transmitting energy for PPL Montana partially offset this decrease.

Expenses

Power-supply expenses increased, despite decreased fuel expenses because we no longer purchase fuel to operate the generating plants, mainly because of increased purchased power costs required to supply electric energy to our core customers. Prior to the generation sale, we supplied these customers with electric energy primarily from our generation plants. As discussed above, we now purchase most of the power to serve our core customers at a price of approximately $22.25/MWh. This price represents our net fully allocated costs of service in current rates, replacing operations and maintenance expense, depreciation expense, and return on investment.

Transmission and distribution expenses decreased primarily because, as discussed above, we are no longer selling energy in the secondary markets. As a result, we did not incur the costs associated with using other utilities' lines outside our service territory to transmit this energy.

Selling, general, and administrative (SG&A) expenses increased approximately $950,000. The following items contributed to changes in administrative expenses:

? An increase of approximately $2,500,000 relating to energy efficiency and public-purpose programs in compliance with the Universal System
Benefits Charge requirements of the Electric Act. In accordance with the Electric Act, we collect the costs associated with the energy efficiency and public-purpose programs through a separate component of rates;

? Costs of approximately $800,000 incurred to train staff and to adapt business processes to implement our new Enterprise Customer-Care information system (E-CIS);
? Reduced pension expense of approximately $900,000 because of the generation sale, which resulted in the transfer of 474 employees to PPL Montana;
? A decrease of approximately $900,000 in conservation program expenses; and
? A decrease in other miscellaneous administrative costs of approximately $550,000.

Decreased taxes other than income taxes and depreciation expense represent a decrease in property taxes and plant related to the generation assets sold.



Natural Gas Utility

	The following table categorizes revenues and volumes into General
Business Revenues, Sales to Other Utilities, Transportation, and Other.





Revenues

Volumes*


(Thousands of Dollars)

(Thousands of Dkt)


3/31/00
3/31/99

3/31/00
3/31/99

REVENUES:






Residential
$ 26,852
$ 23,989
12%
4,772
11,505
(59%)
Small commercial, small
  industrial, and government and
  municipal


13,130


11,326


16%


2,355


6,006


(61%)
General business revenues
39,982
35,315
13%
7,127
17,511
(59%)







Less:  Gas supply cost
  Revenues (GSC)

15,327

14,052

9%

-

-

-
General business revenues
  Without GSC

24,655

21,263

16%

7,127

17,511

(59%)







Sales to other utilities
297
288
3%
106
101
5%
Transportation
4,329
4,192
3%
7,253
7,024
3%
Other
186
550
(66%)
-
-
-
Total
$ 29,467
$ 26,293
12%
14,486
24,636
(41%)







*With the implementation of our E-CIS, we now report natural gas revenues in dekatherms (Dkt).  A Dkt measures the heat used and is the basis of how we bill our customers.


Revenues

All of our former Large Industrial and Large Commercial customers have now chosen other commodity suppliers. While we no longer supply the natural gas for those customers, we still earn transportation revenues from moving their natural gas through our pipelines. We reflect these revenues as Transportation revenues in the table.

	General Business Revenues increased in the first quarter of 2000 primarily due to an increase in rates, customer growth, and a weather-related increase in volumes sold. For information on our natural gas rate case with the PSC, see Note 1, "Deregulation, Regulatory Matters, Sale of Electric Generating Assets, and Proposed Divestiture of Energy Businesses."

Expenses

SG&A expenses increased mainly because of costs for implementing the E-CIS system and for incentive compensation accruals.

Utility Interest Expense and Other Income

Retirement of long-term debt in 1999 and early 2000 and the absence of accruals in 2000 related to the Kerr Project mitigation liability account for the majority of the decrease of approximately $1,400,000 in interest expense. Other Income - Net increased approximately $5,300,000 primarily because of interest income earned on the higher cash balances held in 2000 compared to 1999.

NONUTILITY OPERATIONS


For Three Months Ended

March 31,
March 31,

2000
1999

(Thousands of Dollars)
TELECOMMUNICATIONS:





REVENUES:


Revenues
$    24,126
$    19,775
Earnings from unconsolidated investments
602
1,423
Intersegment revenues
308
228

25,036
21,426



EXPENSES:


Operations and maintenance
9,558
8,446
Selling, general, and administrative
3,962
2,782
Taxes other than income taxes
2,068
1,040
Depreciation and amortization
2,374
2,415

17,962
14,683



INCOME FROM TELECOMMUNICATIONS OPERATIONS
7,074
6,743



COAL:





REVENUES:


Revenues
57,281
43,438
Intersegment revenues
3,938
9,904

61,219
53,342



EXPENSES:


Operations and maintenance
37,838
32,332
Selling, general, and administrative
5,357
5,022
Taxes other than income taxes
8,004
6,357
Depreciation, depletion, and amortization
2,013
1,885

53,212
45,596



INCOME FROM COAL OPERATIONS
8,007
7,746



INDEPENDENT POWER:





REVENUES:


Revenues
17,749
18,234
Earnings from unconsolidated investments
5,700
5,333
Intersegment revenues
200
238

23,649
23,805



EXPENSES:


Operations and maintenance
16,440
15,734
Selling, general, and administrative
1,044
830
Taxes other than income taxes
636
463
Depreciation and amortization
870
777

18,990
17,804



INCOME FROM INDEPENDENT POWER OPERATIONS
$     4,659
$     6,001


</TABLE


NONUTILITY OPERATIONS (CONTINUED)


For Three Months Ended

March 31,
March 31,

2000
1999

(Thousands of Dollars)
OIL AND NATURAL GAS:





REVENUES:


Revenues
$   105,415
$    68,809
Intersegment revenues
5,365
4,400

110,780
73,209



EXPENSES:


Operations and maintenance
87,888
58,951
Selling, general, and administrative
5,219
4,228
Taxes other than income taxes
2,000
1,024
Depreciation, depletion, and amortization
6,723
5,565

101,830
69,768



INCOME FROM OIL AND NATURAL GAS OPERATIONS
8,950
3,441



OTHER OPERATIONS:





REVENUES:


Revenues
7,706
7,876
Intersegment revenues
1,524
441

9,230
8,317



EXPENSES:


Operations and maintenance
8,170
7,431
Selling, general, and administrative
(224)
1,324
Taxes other than income taxes
166
313
Depreciation and amortization
1,600
1,081

9,712
10,149



LOSS FROM OTHER OPERATIONS
(482)
(1,832)



INTEREST EXPENSE AND OTHER INCOME:


Interest
773
2,104
Other income - net
(4,171)
(5,497)

(3,398)
(3,393)



INCOME BEFORE INCOME TAXES
31,606
25,492



INCOME TAXES
9,318
6,281






NONUTILITY NET INCOME AVAILABLE FOR COMMON STOCK
$    22,288
$    19,211





NONUTILITY OPERATIONS

Telecommunications Operations

Revenues from telecommunications operations increased approximately $4,400,000. This increase principally consists of the effects of the following elements:

? Increased private-line revenues of approximately $3,400,000 as a result of an increase in customer growth.

? Increased long-distance revenues, including Internet revenues, of approximately $800,000 as a result of more minutes sold and more long-distance and Internet customers.

? Decreased equipment-service sales of approximately $1,000,000, primarily because of 1999 equipment upgrades to address Year 2000 concerns and 1999 sales to a school district.

? Increased revenues of approximately $500,000 earned by Tetragenics Company, which designs and manufactures electronic monitoring, control, and data acquisition hardware and software for electric and communications systems.

The following table shows changes from the previous year, in millions of dollars, in long-distance revenues (excluding Internet revenues) and the related percentage changes in minutes sold, price per minute, and customer growth:



For The Three Months Ended

March 31,
March 31,

2000
1999



Revenues
$   -
$   1
Minutes sold
9%
41%
Price per minute
(1%)
(7%)
Customer growth
21%
45%





Earnings from unconsolidated investments were approximately $800,000 lower compared with the same period in 1999. Dark-fiber revenues, primarily from the FTV Communications LLC joint venture, were approximately $1,100,000 lower than in 1999. This decrease was somewhat offset by approximately $300,000 in net earnings from various joint ventures in which Touch America owns interests.

	After adjusting private-line revenues for the accounting effects of the $257,000,000 prepayment received in January 1999 and after excluding the dark-fiber sales included in earnings from unconsolidated investments, Touch America's operating revenues for the first three months of 2000 increased more than 20 percent as compared to the first three months of 1999. With the same adjustments above, Touch America's operating income for the first three months of 2000 increased more than 40 percent as compared to the first three months of 1999.

	Operations and maintenance expense increased approximately $1,100,000, attributable chiefly to higher cost of sales for Tetragenics. SG&A expenses increased approximately $1,200,000 as a result of a combination of expenses associated with outside consultants, salaries, costs relating to joint ventures, increased marketing efforts, and Touch America's share of expenses for our new Enterprise Resource Planning (ERP) information system. Taxes other than income taxes increased approximately $1,000,000 as a result of increased property taxes, resulting from expansion of Touch America's fiber-optic network. Depreciation and amortization expense remained relatively flat because the absence in 2000 of amortization expense associated with Personal Communication Services (PCS) licenses owned by Touch America, which Touch America transferred in late 1999 to its TW Wireless joint venture, offset increases associated with expansion of the fiber-optic network.

	As discussed in the "Touch America's Commitments" section of Note 5 under "Investments and Acquisitions," Touch America signed a purchase agreement with Qwest in March 2000. We expect this acquisition will close in mid-2000 and that it will increase Touch America's revenues in 2001 by approximately $300,000,000.

	For a discussion of Touch America's forecasted capital expenditures for 2000, see the "Investing Activities" section of "Liquidity and Capital Resources."

Coal Operations

Income from coal operations increased approximately $300,000 when compared with the first quarter of 1999. Revenues from Western Energy's Rosebud mine increased $7,600,000. Volume of coal sold to the Colstrip Units increased by approximately 8 percent and average revenue per ton was approximately 16 percent higher. The average revenue per ton increase was largely the result of a one-time $2,700,000 refund in the first quarter of 1999 to a customer for final pit reclamation funds previously collected. The customer has agreed to be responsible for a portion of all final pit reclamation expenses in the future. Sales to a midwest utility under a new contract also contributed to the improved revenues. Revenues from Northwestern Resource's Jewett mine increased $300,000 as a 3 percent increase in price more than offset a 2 percent decrease in tons sold.

Operations and maintenance expense increased approximately $5,500,000 from higher royalties, reclamation costs, equipment rentals, and diesel fuel costs. A one-time reversal of reclamation expenses in the first quarter of 1999 associated with the refund discussed above contributed to this increase. Taxes other than income taxes also increased as a result of the increased revenues at the Rosebud Mine.

Independent Power Operations

Income from our independent power operations decreased approximately $1,300,000. Revenues decreased approximately $500,000 mainly because of the effects of a December 1999 agreement with LADWP. Continental Energy Services' Colstrip 4 Lease Management Division sells the leased share of Colstrip Unit 4 generation, and the December agreement terminated an existing power-supply contract and established a new contract expiring in December 2010. As a result of this transaction, we received approximately $106,000,000 from LADWP in December 1999.

Earnings from unconsolidated investments increased approximately
$400,000. This was attributable mainly to improved operations in generating projects in which Continental Energy Services holds equity interests - particularly Encogen One in Texas and Ferndale in Washington state.

Operations and maintenance expense increased approximately $700,000 principally because of an increase in expenses associated with Colstrip Unit 4 operations. SG&A expenses increased approximately $200,000 mainly as a result of Continental Energy's share of expenses associated with the ERP information system.

Oil and Natural Gas Operations

	The following table shows changes from the previous year, in millions of dollars, in the various classifications of revenue and the related percentage changes in volumes sold and prices received:


Oil
-revenue
$   2

-volume
2%

-price/bbl
165%



Natural gas
-revenue
$  27

-volume
1%

-price/Mcf
41%



Natural gas liquids
-revenue
$   7

-volume
41%

-price/bbl
75%



Miscellaneous

$   2


	Income from oil and natural gas operations increased approximately $5,500,000 due primarily to higher commodity prices and increased natural gas liquids trading and marketing activities in the first quarter of 2000 compared with 1999. Oil and natural gas revenues increased because of significant increases in prices along with slightly higher sales volumes. Revenues from natural gas liquids operations were higher because of both a sizable increase in prices and increased trading and marketing activities.

	Operations and maintenance expense increased mainly because of higher purchased gas costs and royalties caused by the higher prices discussed above. Taxes other than income nearly doubled compared to the prior year because of the higher value of the oil, natural gas, and natural gas liquids produced from our reserves. Depreciation, depletion, and amortization increased mainly because depletion rates applied to production from our Canadian properties were higher in the first quarter of 2000 compared to 1999.

Nonutility Interest Expense and Other Income

Reduced needs for short-term cash resulted in the decrease in interest expense of approximately $1,300,000. Other Income - Net decreased approximately $1,300,000 because the funds available for investments in the first quarter of 2000 were less than the funds available in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

	Net cash used for operating activities was $44,800,000 for the three months ended March 31, 2000, compared with net cash provided by operations of $345,798,000 in the first three months of 1999. The current-year decrease of $390,598,000 was attributable mainly to the $257,000,000 prepayment received in January 1999 from a Touch America customer. We are recognizing the prepayment in revenues over the remaining eleven-year term of the agreement. The decrease in cash provided by operating activities also was attributable to income taxes paid during the first quarter of 2000 as a result of the following items: (1) the telecommunications prepayment discussed above, (2) the $106,000,000 received in December 1999 from LADWP relating to a power-supply agreement, and (3) the gain from the December 1999 sale of our electric generating assets.

Investing Activities

	Net cash used for investing activities was $34,293,000 for the three months ended March 31, 2000, compared with $18,071,000 in the first three months of 1999. The current-year increase of $16,222,000 was attributable mainly to an increase in capital expenditures and a decrease in proceeds from sales of property and investments in 2000.

	Touch America's forecasted capital expenditures for 2000, including those required for the Qwest acquisition, are approximately $700,000,000. If the Qwest acquisition is closed, Touch America does not expect the purchase price and related capital expenditures to exceed $300,000,000.

Financing Activities

	Net cash used for financing activities was $58,096,000 for the three months ended March 31, 2000, compared with $118,097,000 in the first three months of 1999.

	On January 3, 2000, we made a payment of approximately $10,200,000 for our share of the costs associated with the Kerr mitigation plan (Plan). This amount represented our final liability for costs under the Plan through the December 17, 1999, sale date of the electric generating assets.

Two issues of Medium-Term Notes (MTNs) were retired prior to maturity in January of 2000. On January 13, 2000, we retired $5,000,000 of 7.25 percent Series A Secured MTNs due January 19, 2024. On January 14, 2000, we retired $7,000,000 of 8.68 percent Series A Unsecured MTNs due February 7, 2022.

We retired at maturity $10,000,000 of 8.80 percent Series A Unsecured MTNs on February 22, 2000.

On April 13, 2000, we retired prior to maturity $25,000,000 of our
7.5 percent First Mortgage Bonds (Bonds) due April 1, 2001.

On April 25, 2000, we offered to purchase any or all of the following series of our outstanding debt: 8.95 percent Bonds due February 1, 2022;
7.33 percent Secured MTNs due April 15, 2025; 8.11 percent Secured MTNs due January 25, 2023; 7.00 percent Bonds due March 1, 2005; and 8.25 percent Bonds due February 1, 2007. The total amount outstanding for these issues was $190,000,000 as of March 31, 2000. Prices for the redemption will be set on May 18, 2000, and the offer to purchase expires on May 23, 2000.

Proceeds received from the sale of the electric generating assets have been or will be used to make all of the retirements discussed above.

Our consolidated borrowing ability under our Revolving Credit and Term
Loan Agreements was $179,264,000, of which $165,670,000 was unused at March 31, 2000. On April 4, 2000, our Revolving Credit Agreement for some of our nonutility operations terminated with no amounts outstanding. This reduced our consolidated borrowing ability by $100,000,000.

We also have short-term borrowing facilities with commercial banks that provide committed and uncommitted lines of credit and the ability to sell commercial paper.

The Board of Directors periodically reviews our dividend policy to ensure that our dividend payout and dividend rate are appropriate given our business plan, strategy, and outlook. Our common stock dividend rate is dependent on our results of operations, financial position, anticipated future uses of cash, and other factors. In assessing the dividend policy, the Board of Directors also evaluates the effect of the sale of our generation assets and the continued growth of, and investment in, Touch America. As discussed more fully in Note 1, "Deregulation, Regulatory Matters, Sale of Electric Generating Assets, and Proposed Divestiture of Energy Businesses," on
March 28, 2000, we announced our intent to separate our telecommunications business from our energy businesses through stock sale(s) of our energy businesses, with Touch America remaining as the entity through which we will continue to conduct our telecommunications business. The Board of Directors will continue to assess and adjust our dividend policy in light of these and other developments.

For information regarding our authorization to repurchase common stock, refer to Note 9, "Common Stock."


SEC RATIO OF EARNINGS TO FIXED CHARGES

	For the twelve months ended March 31, 2000, our ratio of earnings to fixed charges was 3.36 times. Fixed charges include interest, distributions on preferred securities of a subsidiary trust, the implicit interest of the Colstrip Unit No. 4 rentals, and one-third of all other rental payments.


YEAR 2000 COMPLIANCE

We did not have any significant disruptions as a result of the calendar rollover from 1999 to 2000 or the "leap year" rollover.


NEW ACCOUNTING PRONOUNCEMENTS

New requirements associated with the accounting for derivative instruments and hedging and trading activities will affect MPT&M and ultimately may affect Touch America.

	Statement of Financial Accounting Standards Nos. 133 and 137

In June 1998, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on an entity's balance sheet at fair value. The statement also expands the definition of a derivative. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement
No. 133."  SFAS No. 137 delays for one year the effective date of SFAS
No. 133. This delay means that we are not required to adopt SFAS No. 133 until January 1, 2001.

We expect to complete the sale(s) of our unregulated energy businesses, including MPT&M, before January 1, 2001. While we have begun a review of our commodity purchase and sale agreements to evaluate exposure to potential embedded derivatives, we do not expect the adoption of SFAS No. 137 to have a material effect on our consolidated financial position, results of operations, or cash flows.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our energy commodity-producing, trading, and marketing activities and other investments and agreements expose us to the market risks associated with fluctuations in commodity prices, interest rates, and changes in foreign currency translation rates.

Trading Instruments

Because we do not use derivative financial instruments to hedge against exposure to fluctuations in interest rates or foreign currency exchange rates, commodity price risk represents the primary market risk to which our non-regulated energy-commodity producing, trading, and marketing operations are exposed. We discuss the derivative financial instruments that we use to manage this risk in Note 3, "Derivative Financial Instruments."

Electricity

In June 1998, prior to our August 1998 decision to exit the electric trading and marketing businesses, MPT&M entered into a derivative financial transaction, called a "swap," in conjunction with one of our electric retail sales contracts. That swap allows us to receive the difference between a fixed price and market-index price for electricity. We net the difference against the cost of purchasing electricity to serve the retail sales contract.

Crude Oil, Natural Gas, and Natural Gas Liquids

We have commodity risk-management policies and practices to govern the execution, recording, and reporting of derivative financial instruments and physical transactions associated with the trading and marketing activity of crude oil, natural gas, and natural gas liquids engaged in by MPT&M. These policies and practices require MPT&M to identify, quantify, and report commodity risks and to hold regular Risk Management Committee meetings.

Our Audit Committee established a value-at-risk (VaR) limit to manage our exposure to potential losses from trading activity. MPT&M must report to that committee the number of times it exceeds the established limit. MPT&M's VaR limit, including forecasts of affiliate-owned production, is $2,000,000.

MPT&M's VaR calculation indicates how much MPT&M could lose from its trading transactions under certain assumptions. Because actual future changes in markets - prices, volatilities, and correlations - may be inconsistent with historical observations, MPT&M's VaR may not accurately reflect the potential for future adverse changes in fair values. At March 31, 2000, MPT&M's VaR calculation for physical and financial crude oil, natural gas, and natural gas liquids transactions, including forecasts of affiliate-owned production, was approximately $1,500,000.

From January 1, 2000, through the end of the first quarter, MPT&M reported daily adverse changes in fair values in excess of its $2,000,000 VaR limit on three occasions. From April 1, 2000, through May 8, 2000, MPT&M reported one such occasion.

Other-Than-Trading Agreements

	We are exposed to commodity price risks through our utility and nonutility operations. Our utility has entered into purchase, sale, and transportation contracts for electric energy and natural gas. One of these contracts obligates us to sell electric energy to an industrial customer at terms that include a fixed price for a portion of the power delivered and an index-based price for another portion through December 2002. For 2003 and 2004, we sell all power to the customer at an index-based price. Since the sale of our electric generating assets, we have been supplying our customer with power purchased through an index-based contract that remains effective through July 2001. Our industrial customer has given us usage estimates that do not exceed the amount of power that we are committed to purchase.

Because the price of power under the index-based purchase contract could exceed the fixed price in our sales contract, we are subject to commodity price risk. Due to uncertainties relating to the supply requirements of the contract and uncertainties surrounding various arrangements that would allow us to serve the contractual demand, we cannot determine at this time the effects that this contract ultimately may have on our consolidated financial position, results of operation, or cash flows. MPT&M has entered into arrangements to mitigate the commodity price risk inherent in this contract, and we continue to examine our options and take steps to mitigate the commodity price risk resulting from this contract.

Our nonutility has entered into similar kinds of purchase, sale, and transportation contracts for coal, lignite, natural gas, crude oil, and natural gas liquids. Since December 31, 1999, there has been no material change in these other instruments or the corresponding commodity price risk associated with these instruments.

	Our primary interest rate exposure with respect to other-than-trading instruments relates to items that SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines as "financial instruments," which are instruments readily convertible to cash. Since December 31, 1999, there has been no material change in these instruments or the corresponding interest rate risk associated with these instruments.

Our primary foreign currency exposure results from (1) our Canadian subsidiaries - Altana Exploration Company and Altana Exploration Ltd. - exploring for, producing, gathering, processing, transporting, and marketing crude oil and natural gas in Canada, and (2) MPT&M trading and marketing natural gas in Canada. (Effective January 1, 2000, we combined all of the assets, liabilities, and undertakings of our Canadian subsidiaries, Altana Exploration Ltd. and Canadian-Montana Gas Company Limited, with Altana Exploration Ltd. surviving.) Since December 31, 1999, there has been no material change in these activities or the corresponding foreign currency risk associated with these activities.

PART II
OTHER INFORMATION


ITEM 1.	Legal Proceedings

Kerr Project

For information regarding the Kerr Project fish, wildlife and habitat mitigation plan, refer to Note 2, "Contingencies."

Paladin Associates, Inc.

	On May 4, 2000, the United States District Court for the District of Montana granted motions for summary judgment submitted by us and North American Resources Company (NARCo), a subsidiary of our subsidiary, Entech, Inc., challenging Paladin's antitrust claims on the grounds that they lacked merit as a matter of law. The court dismissed Paladin's antitrust claims. The court also ordered that Paladin's pending state claims (alleging breach of contractual obligation and torts on the part of NARCo and us) be dismissed without prejudice to the right of Paladin to prosecute those claims in state court. We cannot predict whether Paladin will appeal the court's order regarding the antitrust claims or whether it will pursue these claims in state court.

	TCA Building Company

	On April 26, 2000, TCA appealed the summary judgment entered against it in Texas district court. The counterclaims asserted by our subsidiary, Entech, Inc., and its subsidiary, Northwestern Resources Co., against TCA have been abated pending the resolution of the appeal. We cannot predict when this matter will ultimately be resolved.

ITEM 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	Exhibit 12	Computation of ratio of earnings to fixed
charges for the twelve months ended March 31,
2000

	Exhibit 18	Letter of preferability on change of accounting
principle

	Exhibit 27	Financial data schedule


	(b)	Reports on Form 8-K Filed During the Quarter Ended March 31, 2000.

		DATE			SUBJECT

	January 25, 2000	Item 5.  Other Events.  Discussion of Fourth
Quarter 1999 Net Income.

		Item 7.  Exhibits.  Preliminary Consolidated
Statements of Income for the Quarters Ended
December 31, 1999 and 1998 and for the Twelve
Months Ended December 31, 1999 and 1998.
Preliminary Utility Operations Statements of
Income for the Quarters Ended December 31, 1999 and 1998 and for the Twelve Months Ended
December 31, 1999 and 1998. Preliminary
Nonutility Operations Statements of Income for the Quarters Ended December 31, 1999 and 1998 and for the Twelve Months Ended December 31,
1999 and 1998.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		THE MONTANA POWER COMPANY
		(Registrant)

	By	/s/ J. P. Pederson
		J. P. Pederson
Vice Chairman and
  Chief Financial Officer

Dated:  May 15, 2000

EXHIBIT INDEX


Exhibit 12
Computation of ratio of earnings
to fixed charges for
the twelve months ended March 31, 2000


Exhibit 18
Letter of preferability on change of accounting principle


Exhibit 27
Financial data schedule








-5-
-13-
-26-
-35-
-36-
-39-