Form 10-Q
period 2000-09-30
MONTANA POWER CO /MT/
filed 2000-11-14
CIK 67727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

On November 8, 2000, the Company had 105,665,479 shares of common stock outstanding.

PART I
ITEM 1 - FINANCIAL STATEMENTS
THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Nine Months Ended
	September 30,
	2000	1999
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 679,614	$ 579,674

EXPENSES:
Operations and maintenance	368,941	262,187
Selling, general, and administrative	118,336	80,305
Taxes other than income taxes	46,335	52,551
Depreciation, depletion, and amortization	54,370	59,854
Provision for future losses relating to long-term power supply agreements	10,000	-
	597,982	454,897

INCOME FROM CONTINUING OPERATIONS	81,632	124,777

INTEREST EXPENSE AND OTHER:
Interest	26,664	37,886
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	4,119	4,119
Other income - net	(14,448)	(5,522)
	16,335	36,483

INCOME TAXES	25,877	37,353

NET INCOME FROM CONTINUING OPERATIONS	39,420	50,941

DISCONTINUED OPERATIONS:
Income from discontinued coal and oil and natural gas operations, net of income taxes	53,503	37,344

NET INCOME	92,923	88,285

DIVIDENDS ON PREFERRED STOCK	2,768	2,768

NET INCOME AVAILABLE FOR COMMON STOCK	$ 90,155	$ 85,517

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	105,593	110,177

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.85	$ 0.78

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	106,814	110,984

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$ 0.84	$ 0.77

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 30,
	2000	1999
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 272,747	$ 186,177

EXPENSES:
Operations and maintenance	156,719	83,304
Selling, general, and administrative	61,261	29,292
Taxes other than income taxes	16,492	17,204
Depreciation, depletion, and amortization	21,307	19,955
Provision for future losses relating to long-term power supply agreements	10,000	-
	265,779	149,755

INCOME FROM CONTINUING OPERATIONS	6,968	36,422

INTEREST EXPENSE AND OTHER:
Interest	6,927	12,125
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373
Other deductions (income) - net	(1,210)	23
	7,090	13,521

INCOME TAXES	(699)	10,244

NET INCOME FROM CONTINUING OPERATIONS	577	12,657

DISCONTINUED OPERATIONS:
Income from discontinued coal and oil and natural gas operations, net of income taxes	24,650	16,555

NET INCOME	25,227	29,212

DIVIDENDS ON PREFERRED STOCK	923	923

NET INCOME AVAILABLE FOR COMMON STOCK	$ 24,304	$ 28,289

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	105,628	110,201

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.23	$ 0.26

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	106,343	110,934

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$ 0.23	$ 0.26

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

	September 30,	December 31,
	2000	1999
	(Thousands of Dollars)

PLANT AND PROPERTY IN SERVICE:
UTILITY PLANT (includes $39,794 and $3,782 plant under construction)
Electric	$ 1,155,358	$ 1,126,744
Natural Gas	417,015	416,383
	1,572,373	1,543,127
Less - accumulated depreciation, depletion, and amortization	530,236	494,235
	1,042,137	1,048,892
NONUTILITY PROPERTY (includes $271,247 and $134,817 property under construction)	568,870	975,350
Less - accumulated depreciation, depletion, and amortization	70,213	319,506
	498,657	655,844
	1,540,794	1,704,736
INTANGIBLES (net of accumulated amortization
of $926 and $317)	156,588	922

MISCELLANEOUS INVESTMENTS:
Telecommunications investments	43,457	39,678
Reclamation fund	-	43,459
Other	55,882	76,382
	99,339	159,519
CURRENT ASSETS:
Cash and cash equivalents	-	554,407
Temporary investments	-	40,417
Accounts receivable, net of allowance for doubtful accounts	173,989	182,248
Materials and supplies (principally at average cost)	18,519	37,928
Prepayments and other assets	61,819	53,733
Deferred income taxes	8,981	18,303
Investment in discontinued segments	334,913	-
	598,221	887,036

DEFERRED CHARGES:
Advanced coal royalties	-	12,506
Regulatory assets related to income taxes	60,423	60,538
Regulatory assets - other	149,117	150,486
Deferred income taxes	12,262	-
Other deferred charges	8,912	73,000
	230,714	296,530

	$ 2,625,656	$ 3,048,743

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2000	1999
	(Thousands of Dollars)

CAPITALIZATION:
Common shareholders' equity:
Common stock (240,000,000 shares without par par value authorized; 110,313,196 and 110,218,973 shares issued)	$ 704,440	$ 702,773
Treasury stock (4,682,100 shares authorized, issued, and repurchased by the Company)	(144,872)	(144,872)
Unallocated stock held by trustee for Retirement Savings Plan	(18,048)	(20,401)
Retained earnings and other shareholders' equity	510,981	488,975
Accumulated other comprehensive loss	(20,826)	(17,659)
	1,031,675	1,008,816

Preferred stock	57,654	57,654
Company obligated mandatorily redeemable preferred securities of subsidiary trust, which holds solely Company junior subordinated debentures	65,000	65,000
Long-term debt	394,184	618,512
	1,548,513	1,749,982

CURRENT LIABILITIES
Long-term debt - portion due within one year	78,309	58,955
Short-term borrowing	108,500	-
Current portion of deferred revenues	24,958	24,962
Dividends payable	25,277	22,746
Income taxes	19,596	152,739
Other taxes	43,140	54,630
Accounts payable	70,439	115,654
Interest accrued	7,796	11,597
Other current liabilities	108,329	67,315
	486,344	508,598

DEFERRED CREDITS:
Deferred income taxes	-	8,847
Investment tax credits	12,974	13,330
Accrued mining reclamation costs	-	135,075
Deferred revenue	248,320	311,751
Net proceeds from the generation sale	215,390	219,726
Other deferred credits	114,115	101,434
	590,799	790,163

CONTINGENCIES AND COMMITMENTS (Notes 13 and 14)
	$ 2,625,656	$ 3,048,743

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	September 30,	September 30,
	2000	1999
	(Thousands of Dollars)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$ 39,420	$ 50,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	54,370	59,854
Deferred income taxes	(1,478)	(66,036)
Noncash earnings from unconsolidated investments	(6,245)	(12,301)
Gains on sales of property and investments	(25,989)	47
Other noncash charges to net income - net	16,717	15,298
Changes in assets and liabilities:
Accounts and notes receivable	(58,544)	56,392
Income taxes	(136,303)	(107,535)
Accounts payable	6,442	1,601
Deferred revenue	(59,768)	228,981
Temporary investments	40,417	-
Other assets and liabilities - net	129,416	32,754

Net cash provided by (used for) continuing operations	(1,545)	259,996
Net cash provided by discontinued operations	60,953	27,675
Net cash provided by operating activities	59,408	287,671

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - other	(270,906)	(125,779)
Qwest acquisition	(205,883)	-
Proceeds from sales of property and investments	64,245	25,003
Additional investments	(671)	(919)

Net cash used for continuing investing activities	(413,215)	(101,695)
Net cash used for discontinued investing activities	(52,384)	(31,570)
Net cash used for investing activities	(465,599)	(133,265)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(66,130)	(68,872)
Sales of common stock	1,728	652
Issuance of long-term debt	116,997	21,772
Retirement of long-term debt	(300,744)	(89,749)
Net change in short-term borrowing	108,500	(32,220)

Net cash used for continuing financing activities	(139,649)	(168,417)
Net cash provided by (used for) discontinued financing activities	(8,567)	3,895
Net cash used for financing activities	(148,216)	(164,522)

CHANGE IN CASH FLOWS	(554,407)	(10,116)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	554,407	10,116
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During Nine Months For:
Income taxes, net refunds	$ 171,790	$ 212,280
Interest	35,204	46,541

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of The Montana Power Company for the interim periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect all normally recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1999.

We have made reclassifications to certain prior-year amounts to make them comparable to the 2000 presentation. These changes had no significant effect on previously reported results of operations or shareholders' equity.

NOTE 1 - OCTOBER 31, 2000 DIVESTITURE OF OIL AND NATURAL GAS BUSINESSES AND PENDING DIVESTITURE OF REMAINING ENERGY BUSINESSES

On March 28, 2000, we announced our decision to separate our telecommunications business from our energy businesses through stock sales of our energy businesses. When we complete the sales, which we expect to close before the end of the first quarter 2001, Touch America, Inc. will remain as the entity through which we will continue to conduct our telecommunications business. We intend to invest the net proceeds received from the sales of our energy businesses - approximately $1,300,000,000 before taxes - into Touch America.

October 31, 2000 Divestiture of Oil and Natural Gas Businesses

On August 25, 2000, our wholly owned subsidiary, Entech, Inc., and Altana Exploration Company, Entech's wholly owned subsidiary, entered into a Stock and Asset Purchase Agreement with PanCanadian Petroleum Limited, a Canadian corporation (PanCanadian Petroleum), and one of PanCanadian Petroleum's wholly owned subsidiaries, PanCanadian Energy, Inc., a Delaware corporation (PanCanadian Energy). Pursuant to the Stock and Asset Purchase Agreement, PanCanadian Petroleum agreed to purchase from us all of the stock and assets of our Canadian oil and natural gas businesses, and PanCanadian Energy agreed to purchase from us all of the stock of our United States oil and natural gas businesses. The transaction closed on October 31, 2000, with a purchase price of US$475,000,000, subject to certain adjustments. Based on the net book value of our oil and natural gas businesses, we expect to record a gain on the sale of these properties. For information on the accounting treatment applied to these operations, see Note 2, "Discontinued Operations."

Pending Divestiture of Remaining Energy Businesses

Coal Operations

On September 15, 2000, Entech entered into a Stock Purchase Agreement with Westmoreland Coal Company, a Delaware corporation (Westmoreland), pursuant to which Westmoreland agreed to purchase the companies comprising our coal businesses. The purchase price is $138,000,000, subject to certain adjustments, and we expect the transaction to close in the first quarter 2001. For information on the accounting treatment applied to these operations, see Note 2, "Discontinued Operations."

Continental Energy Services, Inc.

On September 19, 2000, Entech entered into a Stock Purchase Agreement with BBI Power Corporation, a Delaware corporation, pursuant to which BBI Power agreed to purchase the stock of Continental Energy Services, Inc., our independent power business. The purchase price is $84,500,000, subject to certain adjustments. We expect the transaction to close by year-end 2000, subject to customary closing and other conditions.

The Montana Power LLC

On September 29, 2000, we, together with our affiliate, Touch America Holdings, Inc., a Delaware corporation, entered into a Unit Purchase Agreement with NorthWestern Corporation, a Delaware corporation (NorthWestern), pursuant to which NorthWestern agreed, as discussed below, to purchase our affiliate, The Montana Power LLC, a Montana limited liability company. The Montana Power LLC will hold - among other assets, liabilities, and commitments - our electric and natural gas utility businesses. The consideration is $1,090,000,000, comprised of cash of $602,000,000 and NorthWestern's assumption of $488,000,000 of our debt.

Prior to closing the transaction, we will seek to restructure our organization so that The Montana Power Company will be merged into The Montana Power LLC. NorthWestern will then acquire all of the outstanding membership interests in Montana Power LLC from Touch America Holdings, Inc. For additional information on Touch America Holdings, Inc., see Note 3, "Upcoming Special Meeting of Shareholders."

The transaction is targeted to close at approximately the end of the first quarter 2001. The closing is subject to the approval of our shareholders, regulatory approvals from the Montana Public Service Commission (PSC) and the Federal Energy Regulatory Commission (FERC), and other customary conditions, including any necessary antitrust determinations.

NOTE 2 - DISCONTINUED OPERATIONS

As a result of the definitive agreements entered into with respect to our oil and natural gas and coal operations, we applied discontinued operations accounting to these operations effective September 1, 2000. Accordingly, we have separately reported net income after income taxes from oil and natural gas and coal operations in income from discontinued operations for all periods presented to reflect the reclassification of our oil and natural gas and coal operations as discontinued operations. With respect to our consolidated balance sheet at September 30, 2000, we have netted assets and liabilities of oil and natural gas and coal operations in "investment in discontinued segments." We have reported cash flows of oil and natural gas and coal operations as "net cash provided by discontinued operations," "net cash used for discontinued investing activities," and "net cash provided by (used for) discontinued financing activities" for all periods presented.

As discussed in Note 3, "Upcoming Special Meeting of Shareholders," our proposed restructuring and sale of all of the outstanding membership interests in The Montana Power LLC are subject to shareholder approval. As a result, we have not yet implemented discontinued operations accounting for our utility operations. Because Colstrip Unit 4 has historically been reported as part of the independent power group segment with Continental Energy Services, Inc., that entire segment will not be afforded discontinued operations accounting treatment until we receive the shareholder approval required for our restructuring and the sale of our remaining utility businesses. Consequently, Continental Energy's results of operations are reported under continuing operations.

NOTE 3 - UPCOMING SPECIAL MEETING OF SHAREHOLDERS

Our Board of Directors has approved our proposed restructuring creating a new holding company, Touch America Holdings, Inc., which will hold what is today our telecommunications business. Immediately following this restructuring, Touch America Holdings, Inc. will own all of the outstanding membership interests in The Montana Power LLC and will sell these interests to NorthWestern. Upon completion of this restructuring and sale, Touch America Holdings, Inc. will own all of the assets of Touch America, Inc., which will be our telecommunications operating business.

Shareholder approval is required to divest The Montana Power LLC and to become, through this restructuring, a telecommunications company. We have targeted the end of the first quarter 2001 to hold a special meeting of shareholders to approve these transactions.

If the restructuring and sale are completed, our shareholders will receive one share of Touch America Holdings' common stock for each share of our current common stock, and one share of Touch America Holdings' preferred stock for each share of our then-outstanding preferred stock.

NOTE 4 - ACQUISITION OF PROPERTIES FROM QWEST

On June 30, 2000, in accordance with a previously executed stock purchase agreement, we acquired from Qwest Communications International Inc. (Qwest) wholesale, private-line, long-distance, and other telecommunications services in U S WEST's fourteen-state region associated with Qwest's interLATA businesses for approximately $206,000,000, subject to certain adjustments. We estimate that Touch America's related capital expenditures, mainly to install optronics on new routes, will be an additional $70,000,000. The fourteen-state region covers approximately 250,000 customer accounts for voice, data, and video services. Touch America also acquired a fiber-optic network of 1,800 route miles and associated optronics and switches that will connect to Touch America's existing fiber-optic network. As a result of the acquisition, Touch America acquired 173 of Qwest's former sales and sales-support personnel in the fourteen-state region.

Our September 30, 2000 consolidated balance sheet includes approximately $60,000,000 of net nonutility plant and approximately $146,000,000 of intangible assets related to the Qwest acquisition. An independent third party is presently appraising the value of the properties acquired. When this appraisal is complete, which is expected to occur in the fourth quarter 2000, we will adjust our allocation of the purchase price among the various balance sheet classifications, if necessary.

For more information on the Qwest acquisition, see the audited historical and unaudited pro forma financial information contained in our Form 8-K/A filed with the Securities and Exchange Commission (SEC) on September 15, 2000.

NOTE 5 - DEREGULATION, REGULATORY MATTERS, AND SALE OF ELECTRIC GENERATING ASSETS

Deregulation

The electric and natural gas utility businesses are in transition to a competitive market in which commodity energy products and related services are sold directly to wholesale and retail customers. Montana's 1997 Electric Utility Industry Restructuring and Customer Choice Act (Electric Act) provides that all customers will be able to choose their electric supplier by July 1, 2002. In October 2000, the PSC issued a Request for Comments on Extension of Transition Period, with comments due in November 2000. Due to the lack of a competitive market for the supply of electric energy in Montana, the PSC is proposing to extend the transition period two years, or until July 1, 2004. If the transition period is extended, the electric utility would be required to supply electric energy for the additional two-year period.

Montana's 1997 Natural Gas Utility Restructuring and Customer Choice Act (Natural Gas Act) provides that a utility may voluntarily offer its customers choice of natural gas suppliers and provide open access. Since natural gas restructuring is voluntary, no deadline for choice exists.

Electric

Through September 30, 2000, approximately 1,250 electric customers representing more than 2,000 accounts crossing all customer classifications - or approximately 27 percent of our pre-choice electric load - have moved to competitive supply since the inception of customer choice on July 1, 1998. Residential customers became eligible to move to choice during the fourth quarter of 1998. However, the majority of the load associated with our pre-choice electric customers that moved to other suppliers was industrial and large commercial customers. In 2000, commercial accounts associated with specific trade organizations have been the most active in moving to competitive choice.

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

The district court issued an order in May 2000. The court ruled that the PSC must allow us to incorporate tracking mechanisms in our transition plan proposal. The court also ruled that the Electric Act authorized a rate cap. The PSC appealed to the Montana Supreme Court the court's decision regarding tracking mechanisms, and we did not appeal its decision regarding the rate moratorium. The parties completed briefing of the tracking-mechanisms issue in October 2000 and are awaiting a decision from the Montana Supreme Court, which has requested amicus briefs and will schedule oral argument.

After the district court case, we updated our Tier II filing to reflect the closing of the sale of our electric generating assets. The PSC has suspended the procedural schedule and, therefore, we do not expect an order from the PSC until the third or fourth quarter of 2001.

Natural Gas

Through September 30, 2000, approximately 240 natural gas customers with annual consumption of 5,000 dekatherms or more - 52 percent of our pre-choice natural gas supply load - have chosen alternate suppliers since the transition to a competitive natural gas environment began in 1991.

Regulatory Matters

Electric/FERC

On March 30, 1998, we submitted a cost-of-service filing with the FERC to increase our open access transmission rates and the rates for bundled wholesale electric service to two rural electric cooperatives. Effective November 1, 1998, FERC approved an interim increase in rates charged for transmission service. In May 2000, we received final approval from FERC.

In January 1999, we reached a rate settlement with one of the cooperatives that selected another supplier in December 1999. In March 1999, we reached a separate settlement with the other cooperative, agreeing to assist the cooperative's selection of another supplier when its full-service wholesale contract expired in exchange for its agreement to withdraw its rate-reduction complaint. This cooperative moved to another supplier in June 2000.

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

On August 25, 2000, we filed a request for increased rates to recover approximately $9,200,000 of higher power-supply costs relating to certain QF costs on an interim basis, pending final determination of QF transition costs. In a work session with the PSC on October 25, 2000, the PSC denied our request. We intend to clarify our request and ask the PSC to reconsider its decision.

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

Sale of Electric Generating Assets

As expected, the sale of our electric generating assets in December 1999 reduced the utility's net income for third quarter 2000. Utility revenues decreased because of discontinued off-system revenues related to the electric generating assets sold. Before the sale, revenues covered the costs of operating the generating plants, taxes and interest, and earned a return on our shareholders' investment. Since the sale, we continue to bill for energy supply, but now these revenues cover the costs of purchased power to serve our core customers. While revenues from our core customers were not affected by the sale, we now pay the profit component of revenues to the purchaser of the assets as part of purchased power expenses. Prior to the sale, this component represented the return on our shareholders' investment. As we now purchase most of the power to serve our core customers pursuant to buyback contracts, we reflect these costs in operating expenses as power supply expenses. The maximum price that we pay for power in the buyback contracts, $22.25/MWh, represents our net fully allocated costs of service in current rates, replacing operations and maintenance expense, property tax expense, depreciation expense, and return on investment associated with the electric generating assets.

In the sale of these assets, we generally retained all pre-closing obligations, and the purchaser generally assumed all post-closing obligations. However, with respect to environmental liabilities, the purchaser assumed all pre-closing (with certain limited exceptions) and post-closing environmental liabilities associated with the purchased assets.

While the purchaser assumed pre-closing environmental liabilities, we agreed to indemnify the purchaser, on a limited basis, from losses arising from required remediation of pre-closing environmental conditions, whether known or unknown at the closing. During the third quarter 2000, we received no claim notices related to this indemnity obligation. We do not expect this indemnity obligation to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 6 - LONG-TERM DEBT

On January 3, 2000, we made a payment of approximately $10,200,000 for our share of the costs associated with the Kerr mitigation plan (Plan). This amount represented our final liability for costs under the Plan through the December 17, 1999, sale date of our electric generating assets. For further information regarding the Plan, see Note 13, "Contingencies."

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

As part of the Tier II rate filing discussed in Note 5, "Deregulation, Regulatory Matters, and Sale of Electric Generating Assets," we indicated our intention to retire approximately $266,000,000 of debt. The expenses associated with the debt retirements were estimated at approximately $20,000,000. With all retirements of MTNs and Bonds discussed above, the actual amount of debt retired (including the retirement in 1999 of $15,000,000 of 7.875 percent Series B Unsecured MTNs due December 23, 2026) was slightly less than $265,000,000 and the associated expenses were approximately $9,300,000.

On April 4, 2000, a $100,000,000 Revolving Credit Agreement associated with some of our nonutility operations terminated, with no amount outstanding.

During the first nine months of 2000, Altana Exploration Ltd., our wholly owned Canadian subsidiary at that time, made net payments of approximately $7,400,000 in United States dollars (approximately $10,800,000 Canadian dollars) pursuant to its revolving line of credit. The outstanding balance under the agreement at September 30, 2000 is approximately $9,600,000 United States dollars (approximately $14,500,000 Canadian dollars). We sold our oil and natural gas businesses, including Altana Exploration Ltd., on October 31, 2000.

At September 30, 2000, we had notes payable to banks for $80,000,000 at an average annual interest rate of approximately 7.46 percent. On November 8, 2000, we converted these notes, along with an additional $20,000,000 borrowed after the end of the third quarter, to borrowings under the term loan provisions of our Senior Secured Credit Facility discussed in Note 7, "Short-term Borrowing."

NOTE 7 - SHORT-TERM BORROWING

At September 30, 2000, we had committed lines of credit consisting of $340,000,000 and uncommitted lines of $70,000,000. Facility or commitment fees on the committed lines of credit are not significant. We have the ability to issue up to $95,000,000 of commercial paper based on the total amount of unused committed lines of credit and revolving credit agreements.

At September 30, 2000, we had outstanding notes payable to banks of $108,500,000 at an average annual interest rate of approximately 7.46 percent. We paid off $100,000,000 of these outstanding notes on November 6, 2000 from proceeds of the sale of our oil and natural gas businesses.

On November 8, 2000, we replaced a $200,000,000 90-Day Credit Agreement with a $400,000,000 5-year Senior Secured Credit Facility for use in our telecommunications operations. The loan facility consists of a $200,000,000 term loan and $200,000,000 revolver, either of which we may use for short- or long-term borrowing. Under this facility, interest is assessed against outstanding balances at a variable rate based on Touch America's credit rating and LIBOR, and annual commitment fees are based on the amount of loans outstanding.

NOTE 8 - Company obligated mandatorily redeemable preferred securities of subsidiary trust

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

NOTE 9 - COMMON STOCK

In 1998, our Board of Directors authorized a share-repurchase program over the next five years to repurchase up to 20,000,000 shares (approximately 18 percent of our then outstanding common stock) on the open market or in privately negotiated transactions. As of November 8, 2000, we had 105,665,479 common shares outstanding. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions, and other factors, including alternative investment opportunities.

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

From August 1, 2000, through November 8, 2000, the bank had acquired for us 1,933,900 shares of our stock under the FEAT program. The average price, including commissions, was approximately $30.96 per share, with prices ranging from $27.26 per share to $33.53 per share, for a total cost of approximately $59,900,000.

If we had fully settled with the bank on November 8, 2000, when the market price of our stock closed at approximately $26.50 per share, the settlement cost would have been approximately $59,900,000 (approximately 1,933,900 shares times average cost of approximately $30.96 per share). A net-share settlement on that date would have increased our outstanding shares of common stock by approximately 326,000 shares ($59,900,000 total cost divided by $26.50 per share market price, less approximately 1,933,900 shares purchased).

For a discussion of Emerging Issues Task Force (EITF) Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,'" see Note 16, "New Accounting Pronouncements."

NOTE 10 - EARNINGS PER SHARE OF COMMON STOCK

We compute basic net income per share of common stock for each year based upon the weighted average number of common shares outstanding. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," diluted net income per share of common stock reflects the potential dilution that would occur if securities or other contracts, mainly options, to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings.

For comparative purposes, the following table shows consolidated basic net income per share.

	Nine Months Ended		Quarter Ended
	September 30,		September 30,
	2000	1999	2000	1999

Continuing Operations	$0.35	$0.44	$0.00	$0.11
Discontinued Operations	0.50	0.34	0.23	0.15

Consolidated	$0.85	$0.78	$0.23	$0.26

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. For the nine months ended September 30, 2000 and September 30, 1999, comprehensive income was approximately $18,839,000 and $21,429,000, respectively. For the nine months ended September 30, 2000 and 1999, our only item of other comprehensive income was foreign currency translation adjustments of the assets and liabilities of our foreign subsidiaries. These adjustments resulted in decreases to retained earnings of $3,167,000 in 2000 and increases of $2,096,000 in 1999. We will reclassify the other comprehensive income of our foreign subsidiaries to a translation loss of approximately $12,123,000 (net of taxes) upon realization of the gain from the sale of our oil and natural gas businesses in the fourth quarter 2000.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

We used derivative financial instruments to reduce earnings volatility and stabilize cash flows by hedging some of the price risk associated with our nonutility energy commodity-producing assets, contractual commitments for firm supply, and natural gas transportation agreements. As discussed in Note 1, "October 31, 2000 Divestiture of Oil and Natural Gas Businesses and Pending Divestiture of Remaining Energy Businesses," we sold all of the stock of our oil and natural gas businesses on October 31, 2000 and, therefore, no longer use derivative financial instruments except as discussed below.

Natural Gas Utility Swap

By drilling wells and adding compression at our Cobb storage reservoir, we could sell natural gas that had been held in reserve to provide firm storage deliverability to our customers. We therefore contracted to sell, from October 2000 through March 2001, 1,760,000 dekatherms from that reservoir at a monthly market index price. To reduce our exposure to fluctuations of the market index price, we entered into a swap agreement with a counterparty that effectively converts that index price to a fixed price for 903,000 dekatherms associated with these sales from December 2000 through February 2001. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," we defer recognition of gains or losses resulting from the swap until the PSC approves the inclusion of these items in future rate schedules.

Electric Swap Agreement

In June 1998, prior to our August 1998 decision to exit the electric trading and marketing businesses, The Montana Power Trading & Marketing Company (MPT&M) entered into a derivative financial transaction, called a " swap," in conjunction with one of our electric retail sales contracts. On October 30, 2000, we entered into an additional swap transaction. For further information regarding the swap transactions, see Note 13, "Contingencies," under " Long-term Power Supply Agreements."

NOTE 13 - CONTINGENCIES

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

A Statement of Agreement containing the principles for settlement of the disputes underlying the appeals was developed in December 1999. It provided that its terms were binding against all parties, with the understanding that the signatory parties would jointly draft additional documents as necessary to establish the terms of the settlement in detail. In April 2000, the parties submitted these documents, which we supported, to FERC, and we have paid our settlement payment of approximately $24,000,000 under the Statement of Agreement into an escrow account. If FERC approves these documents in a final non-appealable order, we will dismiss the petitions in the court of appeals, and the escrow agent will release the payments to the Tribes. In addition, we will transfer to the Tribes 669 acres of land we own on the Flathead Indian Reservation. If FERC does not approve the proposed license amendments in the form agreed to by the parties, or if, as a result of the appeal of a FERC order, that order is not final after a specified period, the money will be returned to us, and the litigation will resume. The settlement, subject to the conditions described above, substantially reduces our obligation to pay for fish, wildlife, and habitat mitigation assigned to the pre-closing period in the sale of the Kerr Project.

FERC is reviewing the April 2000 filing, but we do not expect a decision until late 2000 or early 2001.

Long-term Power Supply Agreements

In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we recorded a $10,000,000 provision in the third quarter 2000 for future pretax losses relating to long-term power supply agreements. An ongoing power supply agreement with one industrial customer exposes us to most of the expected loss. That agreement obligates us to deliver to that customer one half of its electric energy at a fixed price and the remainder at an index-based price with a cap. When the agreement expires at the end of 2002, the customer has an option to extend the agreement through 2004. If the customer exercises this option, however, only index-based prices with no cap would apply during the extension period.

Since the sale of our electric generating assets, we have been supplying our customers with electric energy purchased through an index-based contract. The volume of electric energy that we are committed to purchase under this index-based contract exceeds our customers' usage estimates.

In June 1998, we entered into a derivative financial transaction, called a "swap", with the industrial customer whose contract exposes us to most of our risk, so that the customer could effectively purchase all of its electricity from us at a fixed rate. At the same time, we entered into a separate fixed-price purchase and related index-based sale of equivalent volumes with other counterparties to hedge that swap and eliminate our exposure to fluctuating market prices. Both the purchase and sale agreements with the other counterparties remain effective through May 2001. During the third quarter of this year, however, our industrial customer increased its electric energy consumption, and wholesale electric prices increased substantially. The combination of these two events rendered the swap and related physical offset less effective.

Specifically, the average monthly purchases of electric energy by the industrial customer whose contract exposes us to most of our risk increased more than 30 percent during the third quarter 2000 compared to the second quarter 2000. Average monthly wholesale electric prices in the Pacific Northwest, based on the Mid-Columbia price index, more than doubled during the third quarter 2000 compared to the second quarter 2000. Because of these two events, the expenses of supplying our customers with electric energy during the third quarter 2000 exceeded the associated revenues earned from these customers and the swap and physical offset by approximately $9,000,000. By contrast, for the entire six months ended June 30, 2000, the expenses incurred to supply these customers exceeded the associated revenues earned from these customers and the swap and physical offset by approximately $2,000,000.

Usage estimates provided by these customers and wholesale electric prices calculated from forward price projections and broker quotes indicate that the costs of supplying electric energy to these customers are expected to continue to result in losses, until the expected closing of the sale of our utility businesses to NorthWestern Corporation in the first half of 2001, although we cannot predict the amount of losses because they are dependent on customer usage. Thus, on October 30, 2000, we entered into a five-month agreement with a counterparty to swap the market-index price at which we purchase electricity for those customers with the fixed price at which we sell it to them. As long as these customers do not materially change their estimated electric usage, this swap will allow us to fix the total cost of supplying their electric energy and thus mitigate the possibility of incurring more loss than the $10,000,000 provision.

We expect to continue to seek other opportunities to mitigate the commodity price risk associated with our power supply agreements.

Miscellaneous

We and our subsidiaries are parties to various other legal claims, actions and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 14 - COMMITMENTS

Touch America's Commitments

Construction Projects

Touch America has contracted with Northern Telecom, Inc. (Nortel) to furnish and install optical electronic equipment on certain fiber-optic networks. We expect Nortel to complete these installations in the fourth quarter 2000 at a cost of approximately $43,800,000, of which we have paid approximately $18,700,000 in 2000. The remaining amount is scheduled for payment before the end of 2000 as various segments of the fiber-optic network under construction, discussed below, are completed. Touch America also entered into an arrangement with Nortel for an estimated $70,000,000 of installations of Nortel's optical electronic equipment related to Touch America's acquisition of properties from Qwest, discussed below under " Investments and Acquisitions," and in Note 4, "Acquisition of Properties from Qwest." At September 30, 2000 Touch America had expanded approximately $33,000,000 of the estimated $70,000,000 installation cost.

Joint Ventures

In accordance with the agreements governing the following relationships, Touch America is committed to contribute capital at various times.

In May 2000, Touch America and Sierra Pacific Communications, a subsidiary of Sierra Pacific Resources, formed a 50-50 joint venture, named Sierra Touch America, LLC, to construct a fiber-optic network between Sacramento and Salt Lake City. This network will make up 750 miles of the 4,300-mile build-out that Touch America is constructing in tandem with its construction of a fiber-optic network for AT&T. Sierra Touch America has begun construction of the Sacramento-Salt Lake City route and expects to complete the route in mid-2001 at an estimated cost of $100,000,000. Touch America will purchase two-thirds of the network and sell it to AT&T and another third party. The joint venture, Sierra Touch America, will therefore retain ownership of one-third of the project, of which each partner will have an equal share. By mid-October 2000, Touch America and Sierra Pacific Communications each contributed approximately $2,600,000 to the joint venture, and Touch America paid approximately $10,000,000 in construction expenditures to the joint venture. The terms of the joint venture agreement give Sierra Touch America a partial interest in the metropolitan fiber networks that Sierra Pacific Communications operates in Reno and Las Vegas.

In January 2000, Touch America and AEP Communications, LLC, a subsidiary of American Electric Power Company, formed a 50-50 joint venture, named American Fiber Touch, LLC, to construct a fiber-optic network between Plano, Illinois and Saint Louis, Missouri. This network will make up 296 miles of the 4,300-mile build-out that Touch America is constructing in tandem with its construction of a fiber-optic network for AT&T. American Fiber Touch has begun construction of the Plano-St. Louis route and expects to complete the route in the first quarter of 2001 at an estimated cost of $36,000,000. Touch America's portion of this estimated cost will be approximately 50 percent of this amount. The agreement also requires that Touch America advance $6,450,000 to meet the costs associated with construction. By mid-October 2000, Touch America had advanced $3,750,000 for construction costs.

In June 1999, Touch America and Iowa Network Services, Inc. (INS) formed Iowa Telecommunications Services, Inc. (ITS) to purchase from a third party domestic access lines connected to telephone exchanges in Iowa. However, because the organizational and capital structure of ITS did not fit Touch America's growth strategy, Touch America exited from its equity position in ITS in April 2000. Under the terms of the exit agreement:

  Touch America sold its 31 percent interest in ITS to INS, and INS released Touch America from its share of the ITS obligations;

  Upon the closing of the third-party purchase transaction, which occurred on June 30, 2000, INS reimbursed Touch America approximately $7,600,000 for Touch America's cash outlays to ITS, with interest on the funds extended; and

  Touch America withdrew its $14,000,000 letter of credit from ITS upon the closing of the third-party purchase transaction.

Investments and Acquisitions

In July 2000, Touch America entered into two separate agreements for the use of duct along a route from Minneapolis to Chicago. This route makes up 500 miles of the 4,300-mile build-out that Touch America is constructing in tandem with its construction of a fiber-optic network for AT&T. One agreement with Adesta Communications, Inc. gives Touch America an exclusive, indefeasible and non-cancelable right to use up to 6 ducts along routes totaling approximately 151 miles within metropolitan Chicago for 24 years, with an option to renew for an additional 20 years at then-existing market rates. Touch America agreed to pay $16,000,000 for these rights, of which $4,000,000 was paid in August 2000. Annual maintenance fees are expected to be approximately $200,000.

The second agreement, with the Chicago Transit Authority, gives Touch America an exclusive and non-cancelable right to use 6 ducts along an approximately 18-mile route for 22 years, with an option to renew upon the mutual agreement of the parties. Touch America will pay $9,000,000 for these rights, of which $2,250,000 was paid in August 2000. Annual maintenance fees are expected to be approximately $45,000 per year

In January 2000, Touch America signed a purchase agreement with Minnesota PCS, LP (MPCS) to acquire a 25 percent interest in MPCS' wireless telephone business, which owns Personal Communication Services (PCS) licenses in North Dakota, South Dakota, Minnesota, and Wisconsin. In accordance with the agreement, Touch America made an initial equity investment of $2,700,000 in MPCS and agreed to loan MPCS up to $12,000,000 in interest-bearing notes payable on October 1, 2002, of which the full $12,000,000 had been loaned as of August 2000. In addition, Touch America has guaranteed payment of $7,400,000 in loans owed by MPCS through the year 2007.

NOTE 15 - INFORMATION ON INDUSTRY SEGMENTS

Our continuing telecommunications operations design, develop, construct, operate, maintain, and manage a fiber-optic network and wireless facilities; it also sells long-distance, Internet, and private-line services and equipment. Our continuing utility operations purchase, transmit, and distribute electricity and natural gas, and the Colstrip Unit 4 division manages long-term power supply agreements. Continental Energy develops and invests in independent power project and other energy-related businesses. In our discontinued operations, we mine and sell coal and lignite; and explore for, develop, produce, process, and sell crude oil and natural gas and trade crude oil, natural gas, and natural gas liquids. We closed our sale of discontinued oil and natural gas operations on October 31, 2000.

Identifiable assets of each industry segment are principally those assets used in our operation of those industry segments. Corporate assets are principally cash and cash equivalents and temporary investments.

We consider segment information for foreign operations immaterial.

NOTE 15 - INFORMATION ON INDUSTRY SEGMENTS

Operations Information
	Nine Months Ended
	September 30, 2000
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers from continuing operations	$ 175,884	$ 363,863	$ 82,403
Earnings from unconsolidated investments	(657)	-	-
Intersegment sales from continuing operations	334	840	185
Pretax operating income from continuing operations	35,868	2,915	6,480
Capital expenditures	403,751(a)	32,773	8,035
Identifiable assets	752,275(b)	1,138,228	303,605

CONTINUING (continued)
	CES	Other	Corporate

Sales to unaffiliated customers from continuing operations	$ 750	$ 6,944	$ -
Earnings from unconsolidated investments	50,427	-	-
Intersegment sales from continuing operations	-	1,152	-
Pretax operating income (loss) from continuing operations	48,523	(12,154)	-
Capital expenditures	6,343	11,326	14,561
Identifiable assets	26,460	742	63,768

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(c)	Consolidated Total

Sales to unaffiliated customers from continuing operations	$ 629,844	$ -	$ 629,844
Earnings from unconsolidated investments	49,770	-	49,770
Intersegment sales from continuing operations	2,511	(2,511)	-
Pretax operating income from continuing operations	81,632	-	81,632
Capital expenditures	476,789	-	476,789
Identifiable assets	2,285,078	635,123(d)	2,920,201

(a) This amount includes approximately $205,900,000 related to the Qwest acquisition.

(b) This amount includes approximately $145,600,000 of intangible assets related to the Qwest acquisition, which may be allocated among various classifications pending an appraisal by an independent third party.

(c) The amounts indicated include certain eliminations between the business segments.

(d) The adjustment of identifiable assets represents the identifiable assets of discontinued operations - the consolidated coal and oil and natural gas companies. The "Consolidated Total" of identifiable assets represents the consolidated total of both continuing and discontinued industry segments and, therefore, differs from the consolidated balance sheet (which nets assets and liabilities of discontinued operations).

Operations Information
	Nine Months Ended
	September 30, 1999
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers from continuing operations	$ 60,295	$ 381,852	$ 75,915
Earnings from unconsolidated investments	10,268	-	-
Intersegment sales from continuing operations	639	10,845	448
Pretax operating income from continuing operations	27,325	82,769	7,203
Capital expenditures	76,504	37,593	10,090
Identifiable assets	217,403	1,771,368	386,293

CONTINUING (continued)
	CES	Other	Corporate

Sales to unaffiliated customers from continuing operations	$ 751	$ 35,565	$ -
Earnings from unconsolidated investments	15,028	-	-
Intersegment sales from continuing operations	-	1,453	-
Pretax operating income (loss) from continuing operations	14,415	(6,935)	-
Capital expenditures	-	-	1,592
Identifiable assets	21,492	1,005	21,378

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers from continuing operations	$ 554,378	$ -	$ 554,378
Earnings from unconsolidated investments	25,296	-	25,296
Intersegment sales from continuing operations	13,385	(13,385)	-
Pretax operating income from continuing operations	124,777	-	124,777
Capital expenditures	125,779	-	125,779
Identifiable assets	2,418,939	630,269(b)	3,049,208

(a) The amounts indicated include certain eliminations between the business segments.

(b) The adjustment of identifiable assets represents the identifiable assets of discontinued operations - the consolidated coal and oil and natural gas companies. The "Consolidated Total" of identifiable assets represents the consolidated total of both continuing and discontinued industry segments and, therefore, differs from the consolidated balance sheet (which nets assets and liabilities of discontinued operations).

Operations Information
	Quarter Ended
	September 30, 2000
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers from continuing operations	$ 122,845	$ 127,616	$ 15,449
Earnings from unconsolidated investments	(385)	-	-
Intersegment sales from continuing operations	-	(1,314)	(50)
Pretax operating income (loss) from continuing operations	23,626	(13,453)	(4,887)
Capital expenditures	153,231	18,333	6,138
Identifiable assets	752,275	1,138,228	303,605

CONTINUING (continued)
	CES	Other	Corporate

Sales to unaffiliated customers from continuing operations	$ 251	$ 453	$ -
Earnings from unconsolidated investments	6,518	-	-
Intersegment sales from continuing operations	-	(843)	-
Pretax operating income (loss) from continuing operations	6,406	(4,724)	-
Capital expenditures	5,568	694	2,645
Identifiable assets	26,460	742	63,768

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers from continuing operations	$ 266,614	$ -	$ 266,614
Earnings from unconsolidated investments	6,133	-	6,133
Intersegment sales from continuing operations	(2,207)	2,207	-
Pretax operating income from continuing operations	6,968	-	6,968
Capital expenditures	186,609	-	186,609
Identifiable assets	2,285,078	635,123(b)	2,920,201

(a) The amounts indicated include certain eliminations between the business segments.

(b) The adjustment of identifiable assets represents the identifiable assets of discontinued operations - the consolidated coal and oil and natural gas companies. The "Consolidated Total" of identifiable assets represents the consolidated total of both continuing and discontinued industry segments and, therefore, differs from the consolidated balance sheet (which nets assets and liabilities of discontinued operations).

Operations Information
	Quarter Ended
	September 30, 1999
	(Thousands of Dollars)
CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers from continuing operations	$ 19,166	$ 123,407	$ 13,180
Earnings from unconsolidated investments	8,168	-	-
Intersegment sales from continuing operations	285	3,714	112
Pretax operating income (loss) from continuing operations	13,189	24,645	(3,875)
Capital expenditures	45,198	15,226	7,572
Identifiable assets	217,403	1,771,368	386,293

CONTINUING (continued)
	CES	Other	Corporate

Sales to unaffiliated customers from continuing operations	$ 251	$ 16,441	$ -
Earnings from unconsolidated investments	5,564	-	-
Intersegment sales from continuing operations	-	451	-
Pretax operating income (loss) from continuing operations	5,199	(2,736)	-
Capital expenditures	-	-	471
Identifiable assets	21,492	1,005	21,378

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers from continuing operations	$ 172,445	$ -	$ 172,445
Earnings from unconsolidated investments	13,732	-	13,732
Intersegment sales from continuing operations	4,562	(4,562)	-
Pretax operating income from continuing operations	36,422	-	36,422
Capital expenditures	68,467	-	68,467
Identifiable assets	2,418,939	630,269(b)	3,049,208

(a) The amounts indicated include certain eliminations between the business segments.

(b) The adjustment of identifiable assets represents the identifiable assets of discontinued operations - the consolidated coal and oil and natural gas companies. The "Consolidated Total" of identifiable assets represents the consolidated total of both continuing and discontinued industry segments and, therefore, differs from the consolidated balance sheet (which nets assets and liabilities of discontinued operations).

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS

Staff Accounting Bulletin No. 101B

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC issued SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements", which delays the implementation date of SAB No. 101 until no later than the fourth quarter 2000 for companies with fiscal years beginning after December 15, 1999. As it relates to our companies, SAB No. 101 mainly affects Touch America. SAB No. 101 represents the SEC's summarized interpretations of the application of generally accepted accounting principles to revenue recognition by establishing criteria as to when the SEC considers revenue realized or realizable and earned. We are evaluating SAB No. 101, but we do not expect the adoption of SAB No. 101 to have a material effect on our consolidated financial position, results of operations, or cash flows.

EITF Issue No. 00-19

In July 2000, the Financial Accounting Standards Board (FASB) issued EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" We are evaluating EITF Issue No. 00-19, but we do not expect the adoption of EITF Issue No. 00-19 to have a material effect on our consolidated financial position, results of operations, or cash flows.

SFAS Nos. 133, 137, and 138

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 expands the definition of a derivative and requires that all derivative instruments be recorded on an entity's balance sheet at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays for one year the effective date of SFAS No. 133, meaning that we are not required to adopt SFAS No. 133 until January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends some accounting and reporting standards of SFAS No. 133, but not the January 2001 effective date. We are continuing to evaluate how SFAS No. 138 will affect us.

As discussed in Note 1, "October 31, 2000 Divestiture of Oil and Natural Gas Businesses and Pending Divestiture of Remaining Energy Businesses," we expect to complete the sale of Continental Energy at approximately year-end 2000 and are targeting the end of the first quarter 2001 to complete the sale of our coal business and the restructuring and sale of our utility businesses. We sold our oil and natural gas businesses - including MPT&M - on October 31, 2000. While we have begun a review of our commodity purchase and sale agreements to evaluate exposure to potential embedded derivatives, we do not expect the adoption of SFAS No. 137, as amended by SFAS No. 138, to have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Forward-looking statements that we make are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning our strategy, revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, hedging arrangements, planned capital expenditures, financing needs and availability, and changes in the utility and telecommunication industries and other industries in which we operate. Investors or other readers of the forward-looking statements are cautioned that these statements are not a guarantee of future performance and that the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Some, but not all, of the risks and uncertainties include:

  General economic and weather conditions in the areas in which we have operations;

  Competitive factors and the effects of restructuring in the electric, natural gas, and telecommunications industries;

  Sanctity and enforceability of contracts;

  Market prices;

  Customer usage;

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

On October 24, 2000, in conjunction with the pending divestiture of our energy businesses and our transition to a telecommunications enterprise under Touch America, our Board of Directors decided to eliminate ongoing dividend payments on common stock effective the first quarter 2001. The dividend payment on common stock approved by the Board of Directors in the third quarter 2000 will be paid as scheduled in the fourth quarter 2000.

We expect to expand Touch America's business, leveraging off of the fiber network and selling a broad array of communications products and services primarily focused on wholesale and commercial markets. We expect Touch America to focus its efforts initially in the western United States, but to expand nationally as the network is completed. For a discussion of how we intend to use net proceeds from the sales of our energy businesses, see the "Pending Divestiture of Remaining Energy Businesses" section of Note 1, "October 31, 2000 Divestiture of Oil and Natural Gas Businesses and Pending Divestiture of Remaining Energy Businesses."

Results of Operations

The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results.

For the Nine Months Ended September 30, 2000 and 1999:

Net Income Per Share of Common Stock (Basic)

Year-to-date earnings were $0.85 per share, $0.07 per share more than year-to-date 1999 earnings of $0.78 per share, an increase of 9 percent. Earnings from continuing telecommunications, utility, Continental Energy, and other operations were $0.35 per share, compared with $0.44 per share last year, a decrease of 20 percent. Earnings from discontinued coal and oil and natural gas operations were $0.50 per share, up 47 percent from the $0.34 per share figure of a year earlier.

Income from Continuing Operations

    Income from our telecommunications operations increased approximately $8,500,000 due to higher revenues resulting from customer growth, primarily attributable to the June 30, 2000 acquisition from Qwest.

    Income from electric utility operations decreased approximately $79,900,000 compared with the nine months ended September 30, 1999, mainly because of the effects of the fourth quarter 1999 sale of our electric generating assets, unplanned outages at our Colstrip Unit 4 plant, and the loss provision that we recorded relating to the long-term power supply agreements discussed in Note 13, "Contingencies," under "Long-term Power Supply Agreements."

    Income from natural gas utility operations decreased approximately $700,000 during the period mainly because increases in rates that became effective on December 10, 1999 and April 1, 2000 were more than offset by increased transmission and distribution and selling, general, and administrative (SG&A) expenses.

    Income from Continental Energy's operations increased approximately $34,100,000 during the period principally because of Continental Energy's pretax gain of approximately $34,300,000 recognized in the second quarter 2000 relating to the sale of its equity interest in the Brazos project.

Income from Discontinued Operations

    Income from our discontinued coal and oil and natural gas operations increased approximately $16,200,000 mainly because of significantly higher commodity prices in the oil and natural gas business.

For comparative purposes, the following table shows consolidated basic net income per share.

	Nine Months Ended
	September 30,	September 30,
	2000	1999

Continuing Operations	$ 0.35	$ 0.44
Discontinued Operations	0.50	0.34

Consolidated	$ 0.85	$ 0.78

CONTINUING OPERATIONS

	Nine Months Ended
	September 30,
	2000	1999
	(Thousands of Dollars)

TELECOMMUNICATIONS:

REVENUES:
Revenues	$ 175,884	$ 60,295
Earnings from unconsolidated investments	(657)	10,268
Intersegment revenues	334	639
	175,561	71,202
EXPENSES:
Operations and maintenance	83,016	25,842
Selling, general, and administrative	39,645	8,887
Taxes other than income taxes	4,328	2,332
Depreciation and amortization	12,704	6,816
	139,693	43,877

INCOME FROM TELECOMMUNICATIONS OPERATIONS	35,868	27,325

ELECTRIC UTILITY:

REVENUES:
Revenues	$ 363,863	$ 381,852
Intersegment revenues	840	10,845
	364,703	392,697
EXPENSES:
Power supply	224,176	147,101
Transmission and distribution	26,013	34,419
Selling, general, and administrative	40,519	46,450
Taxes other than income taxes	30,546	39,197
Depreciation and amortization	30,534	42,761
Provision for future losses relating to long-term power supply agreements	10,000	-
	361,788	309,928

INCOME FROM ELECTRIC OPERATIONS OPERATIONS	2,915	82,769

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	$ 57,779	$ 51,995
Gas supply cost revenues	24,624	23,920
Intersegment revenues	185	448
	82,588	76,363
EXPENSES:
Gas supply costs	24,624	23,920
Other production, gathering and exploration	1,748	1,650
Transmission and distribution	11,265	10,509
Selling, general, and administrative administrative	21,211	15,621
Taxes other than income taxes	10,392	10,500
Depreciation, depletion, and amortization	6,868	6,960
	76,108	69,160

INCOME FROM NATURAL GAS OPERATIONS	6,480	7,203

CONTINUING OPERATIONS (continued)

	Nine Months Ended
	September 30,
	2000	1999
	(Thousands of Dollars)

CONTINENTAL ENERGY SERVICES:

REVENUES:
Revenues	$ 750	$ 751
Earnings from unconsolidated investments	50,427	15,028
	51,177	15,779
EXPENSES:
Operations and maintenance	52	21
Selling, general, and administrative administrative	2,254	1,030
Taxes other than income taxes	(30)	2
Depreciation, depletion, and amortization	378	311
	2,654	1,364

INCOME FROM CONTINENTAL ENERGY OPERATIONS	48,523	14,415

OTHER OPERATIONS:

REVENUES:
Revenues	$ 6,944	$ 35,565
Intersegment revenues	1,152	1,453
	8,096	37,018
EXPENSES:
Operations and maintenance	558	32,110
Selling, general, and administrative	14,707	8,317
Taxes other than income taxes	1,099	520
Depreciation and amortization	3,886	3,006
	20,250	43,953

LOSS FROM OTHER OPERATIONS	(12,154)	(6,935)

INTEREST EXPENSE AND OTHER INCOME:
Interest	26,664	37,886
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	4,119	4,119
Other income - net	(14,448)	(5,522)
	16,335	36,483

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	65,297	88,294

INCOME TAXES	25,877	37,353

DIVIDENDS ON PREFERRED STOCK	2,768	2,768

NET INCOME FROM CONTINUING OPERATIONS AVAILABLE FOR COMMON STOCK	$ 36,652	$ 48,173

Telecommunications Operations

For the nine months ended September 30, 2000, income from our telecommunications operations increased approximately $8,500,000 compared with the nine months ended September 30, 1999, mainly due to increased revenues on Touch America's broadband, high-speed fiber-optic and wireless network. The increases are chiefly attributable to the June 30, 2000 acquisition from Qwest of rights and properties associated with Qwest's wholesale, private-line, long-distance, and other t elecommunications services in U S WEST's fourteen-state region related to Qwest's interLATA businesses (collectively, the Qwest Businesses).

Revenues: Revenues increased on Touch America's broadband, high-speed fiber-optic and wireless network for the nine months ended 2000 compared to the same period in 1999. The increases are primarily attributable to the June 30, 2000 acquisition of the Qwest Businesses and the following areas:

    Year-to-date increases in network-service revenues (wholesale and dedicated business line segments) of approximately $78,000,000;

    Year-to-date increases in retail sales revenues (commercial and consumer long-distance) of approximately $32,400,000; and

    Year-to-date increases in revenues of approximately $6,200,000 associated with infrastructure investments for a PCS joint venture for which Touch America provided equipment and engineering and construction services.

Earnings from unconsolidated investments were approximately $10,900,000 lower compared with the same period in 1999. This decrease was the result of Touch America's anticipated losses of approximately $1,900,000 related to its equity investment in the Minnesota PCS, LP joint venture, losses of approximately $1,200,000 related to Touch America's equity investment in the TW Wireless, LLC joint venture, and lower income from dark-fiber transactions of approximately $8,500,000, primarily resulting from the FTV Communications LLC joint venture.

Expenses: Operations and maintenance expenses increased approximately $57,200,000 and SG&A expenses increased approximately $30,800,000, attributable chiefly to customer growth, increased expenses and salaries as we expand Touch America's infrastructure, and increased marketing efforts. Taxes other than income taxes increased approximately $2,000,000 as a result of increased property taxes, representing expansion of Touch America's fiber-optic network, partially offset by revised property tax assessed values for 2000. Depreciation and amortization expense increased approximately $5,900,000 mainly because network expansion and the acquisition of the Qwest Businesses increased depreciable plant in service.

Utility Operations

Electric Utility (including Colstrip Unit 4)

Provision for Future Losses Relating to Long-Term Power Supply Agreements

In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we recorded a $10,000,000 provision in the third quarter 2000 for future pretax losses relating to long-term power supply agreements. For additional information on this loss provision, see Note 13, "Contingencies," under "Long-term Power Supply Agreements."

February 2000 Voluntary Rate Reduction

In January 2000, as a result of the proceeds from the sale of our electric generating assets exceeding book value, we filed a rate reduction request with the PSC for approximately $16,700,000 annually. This rate reduction, which was voluntary pending a final determination by the PSC of our Tier II issues, became effective on February 2, 2000. For additional information on the Tier II filing, see Note 5, "Deregulation, Regulatory Matters, and Sale of Electric Generating Assets," and Note 4, "Deregulation and Regulatory Matters," of our 1999 Annual Report on Form 10-K.

December 1999 Sale of Electric Generating Assets

With the sale of our electric generating assets, we reduced our utility net plant by approximately $497,000,000. Because the Company no longer earns an equity rate of return on those assets, we experienced a decline in utility earnings, as expected. For additional information on the effects of the generation sale, see Note 5, "Deregulation, Regulatory Matters, and Sale of Electric Generating Assets."

Unplanned Outages at Colstrip Unit 4

Colstrip Unit 4 experienced unplanned outages for approximately 45 days during the end of the third quarter and the beginning of the fourth quarter. As a result, we were required to purchase power to supply a long-term contract dedicated to Colstrip Unit 4 in the secondary market at prices inflated by drought, unplanned plant outages, and unseasonably high temperatures. This increased our purchased power costs by approximately $5,100,000 during the nine months ended September 30, 2000 compared to the same period in 1999.

Operating Results

Income from electric utility operations decreased approximately $79,900,000, or 96 percent compared to 1999, primarily because of the effects of the sale of our electric generating assets, unplanned outages at our Colstrip Unit 4 plant, and the loss provision that we recorded relating to the long-term power supply agreements, as discussed above.

Revenues: Revenues decreased for the nine months ended approximately $28,000,000 primarily because of decreased general business revenues, resulting from the voluntary rate reduction discussed above and a weather-related decrease in volumes sold. The effects of the generation sale, including decreased revenues from the absence of sales to other utilities and the associated intersegment transmission revenue from our MPT&M affiliate also contributed to the decrease in revenues. Transmission revenues from PPL Montana and an increase in revenue collected to recover the cost of public-purpose programs in accordance with the Electric Act partially offset the decreased revenues.

Expenses: Overall expenses increased approximately $51,900,000 because of the effects of the following items, most of which, as discussed, were attributable to the generation sale, unplanned outages at our Colstrip Unit 4 plant, and the provision for future losses of $10,000,000 relating to the long-term power supply agreements:

  Power-supply expenses increased approximately $74,200,000 for the electric utility and approximately $2,900,000 for the Colstrip Unit 4 Lease Management Division.

    Power-supply expenses for the electric utility increased mainly because of increased purchased power costs required to supply electric energy to our core customers, along with a higher average price for wholesale power under a purchase contract that we use mainly to supply our industrial customer, as discussed in Note 13, "Contingencies," under "Long-term Power Supply Agreements." A decrease in purchased power resulting from customers choosing other suppliers partially offset this increase. As discussed above, the overall increase in purchased power costs attributable to the generation sale is recoverable in rates.

    Power-supply expenses for the Colstrip Unit 4 Lease Management Division increased mainly because of unplanned outages at our Colstrip Unit 4 plant, as discussed above. As a result, we were required to purchase power, an increase of approximately $5,100,000, to supply a long-term contract dedicated to Colstrip Unit 4 in the secondary market at relatively high prices. A related decrease in transmission expense, approximately $2,200,000, partially offset the increased purchase power costs.

  Transmission and distribution wheeling expenses decreased approximately $8,400,000 primarily because, as discussed above, we are no longer selling surplus generation in the secondary markets. As a result, we did not incur the costs associated with using other utilities' lines outside our service territory to transmit this energy.

  SG&A expenses decreased approximately $5,900,000 mainly due to a decrease in regulatory amortizations and pension expense resulting from the generation sale, decreased costs relating to the Energy Resource Planning information system and the Enterprise Customer-Care information system, and decreased costs relating to the Automatic Meter Reading system. An increase in costs relating to energy efficiency and public-purpose programs in compliance with the Universal System Benefits Charge requirements of the Electric Act partially offset these decreases. In accordance with the Electric Act, we collect the costs associated with the energy efficiency and public-purpose programs through a separate component of rates;

  Taxes other than income taxes and depreciation expense decreased approximately $20,900,000 as a result of the sale of most of our generation plant.

  Provision for future losses relating to long-term contracts increased $10,000,000 as a result of the loss that we recorded in the third quarter 2000 primarily associated with the power supply agreement with an industrial customer.

Regulatory: For information on regulatory matters affecting the electric utility, see Note 5, "Deregulation, Regulatory Matters, and Sale of Electric Generating Assets," under "Regulatory Matters, Electric/PSC."

Natural Gas Utility

Income from operations decreased approximately $700,000, or 10 percent, for the nine-months ended September 30, 2000, compared to the same period in 1999.

Revenues: Revenues increased approximately $6,200,000 mainly because of increases in rates that became effective on December 10, 1999 and April 1, 2000. A weather-related decrease in volumes sold partially offset this increase.

Expenses: Expenses increased approximately $7,000,000 mainly because increased incentive-compensation accruals and miscellaneous administrative items increased SG&A expenses.

Regulatory: For information on regulatory matters affecting the natural gas utility, see Note 5, "Deregulation, Regulatory Matters, and Sale of Electric Generating Assets," under "Regulatory Matters, Natural Gas/PSC."

Continental Energy

Income from Continental Energy's operations increased approximately $34,100,000 compared with the nine months ended September 30, 1999 principally because of Continental Energy's pretax gain of approximately $34,300,000 recognized in the second quarter 2000 relating to the sale of Continental Energy's interest in the Brazos project. Continental Energy also experienced improved operating efficiencies at generating plants in which it owns equity interests.

Other Operations

Income from other operations decreased approximately $5,200,000 compared to 1999. Revenues and operation and maintenance expenses decreased primarily because, in the second quarter of 2000, MPT&M transferred all contracts related to the electric utility's supply contract with a large industrial customer to the utility, retroactive to January 1, 2000. Revenues and expenses associated with these contracts included revenues from sales in the secondary markets, expenses for purchased power, and gains associated with a derivative financial instrument entered into to mitigate our commodity price risk. For more information about the industrial-supply contract, see Footnote 3, "Commitments," of our 1999 Annual Report on Form 10-K, under "Sales Commitments," and Item 7A of our Annual Report on Form 10-K, "Quantitative and Qualitative Disclosures About Market Risk," under the "Utility" section of the "Other-Than-Trading Instruments" discussion. SG&A expenses increased mainly because of the acquisition of One Call Locators in January of 2000 and because we have reclassified all general corporate overhead expenses associated with, but not directly attributable to, the discontinued coal and oil and natural gas operations into other operations.

Interest Expense and Other Income

Interest expense decreased approximately $11,200,000 with the net retirement of long-term debt in 1999 and early 2000 and the decrease in the interest expense related to the Kerr Project mitigation liability, which was reduced with our sale of generation assets. Other income - net increased approximately $8,900,000 primarily because of interest income earned on the higher cash balances held in 2000 compared to 1999.

DISCONTINUED OPERATIONS

	Nine Months Ended
	September 30,
	2000	1999

DISCONTINUED OPERATIONS:
Income from discontinued coal and oil and natural gas operations, net of income taxes	$ 53,503	$ 37,344

NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE FOR COMMON STOCK	$ 53,503	$ 37,344

Discontinued Coal and Oil and Natural Gas Operations

As stated in Note 2, "Discontinued Operations," effective September 1, 2000, we accounted for our coal operations and our oil and natural gas operations as discontinued operations. Income from these discontinued operations, net of income taxes, increased approximately $16,200,000, or 43 percent compared to 1999.

Coal

Income from our discontinued coal operations decreased mainly because of decreased revenues resulting from lower prices due to contract amendments, negotiated in 1998 and taking effect in mid-2000, relating to the coal supply agreement between Western Energy and the owners of Colstrip Units 3 and 4 and lower sales volumes because of scheduled maintenance and unplanned outages in Colstrip and planned maintenance at the generating plants in Texas.

Oil and Natural Gas

Income from our discontinued oil and natural gas operations increased mainly because higher commodity prices increased revenues.

Quarter Ended September 30, 2000 and 1999

Net Income Per Share of Common Stock (Basic)

We reported consolidated basic net income of $0.23 per share in the third quarter, a decrease of 12 percent when compared with third quarter 1999 consolidated basic net income of $0.26 per share. Earnings from continuing telecommunications, utility, Continental Energy, and other operations for the third quarter 2000 decreased from earnings of $0.11 per share to $0.00 per share mainly because decreased utility earnings more than offset increased telecommunications earnings. Earnings from discontinued operations for the third quarter 2000 were $0.23 per share, an increase of $0.08 per share compared with third quarter 1999 earnings of $0.15 per share.

Income from our continuing telecommunications increased approximately $10,400,000, and income from our continuing electric and natural gas utility operations decreased a total of approximately $39,100,000, principally for the reasons mentioned above in the nine-months-ended discussion. Continental Energy's income from continuing operations remained relatively stable.

Income from our discontinued coal and oil and natural gas operations increased approximately $8,100,000 mainly because of the reasons mentioned above in the nine-months-ended discussion.

	Quarter Ended
	September 30,	September 30,
	2000	1999

Continuing Operations	$ 0.00	$ 0.11
Discontinued Operations	0.23	0.15

Consolidated	$ 0.23	$ 0.26

CONTINUING OPERATIONS

	Quarter Ended
	September 30,
	2000	1999
	(Thousands of Dollars)

TELECOMMUNICATIONS:

REVENUES:
Revenues	$ 122,845	$ 19,166
Earnings from unconsolidated investments	(385)	8,168
Intersegment revenues	-	285
	122,460	27,619
EXPENSES:
Operations and maintenance	58,633	8,014
Selling, general, and administrative	30,999	3,217
Taxes other than income taxes	2,038	907
Depreciation and amortization	7,164	2,292
	98,834	14,430

INCOME FROM TELECOMMUNICATIONS OPERATIONS	23,626	13,189

ELECTRIC UTILITY:

REVENUES:
Revenues	$ 127,616	$ 123,407
Intersegment revenues	(1,314)	3,714
	126,302	127,121
EXPENSES:
Power supply	86,972	45,627
Transmission and distribution	6,566	12,011
Selling, general, and administrative	15,137	17,615
Taxes other than income taxes	10,335	12,989
Depreciation and amortization	10,745	14,234
Provision for future losses relating to long-term power supply agreements	10,000	-
	139,755	102,476

INCOME (LOSS) FROM ELECTRIC OPERATIONS	(13,453)	24,645

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	$ 13,092	$ 10,374
Gas supply cost revenues	2,357	2,806
Intersegment revenues	(50)	112
	15,399	13,292
EXPENSES:
Gas supply costs	2,357	2,806
Other production, gathering and exploration	1,216	516
Transmission and distribution	3,470	3,206
Selling, general, and administrative	7,610	5,089
Taxes other than income taxes	3,545	3,230
Depreciation, depletion, and amortization	2,088	2,320
	20,286	17,167

LOSS FROM NATURAL GAS OPERATIONS	(4,887)	(3,875)

CONTINUING OPERATIONS (continued)

	Quarter Ended
	September 30,
	2000	1999
	(Thousands of Dollars)

CONTINENTAL ENERGY SERVICES:

REVENUES:
Revenues	$ 251	$ 251
Earnings from unconsolidated investments	6,518	5,564
Intersegment revenues	-	-
	6,769	5,815
EXPENSES:
Operations and maintenance	(718)	19
Selling, general, and administrative administrative	769	491
Taxes other than income taxes	209	2
Depreciation, depletion, and amortization	103	104
	363	616

INCOME FROM CONTINENTAL ENERGY OPERATIONS	6,406	5,199

OTHER OPERATIONS:

REVENUES:
Revenues	$ 453	$ 16,441
Intersegment revenues	(843)	451
	(390)	16,892
EXPENSES:
Operations and maintenance	(3,984)	15,667
Selling, general, and administrative	6,746	2,880
Taxes other than income taxes	365	76
Depreciation and amortization	1,207	1,005
	4,334	19,628

LOSS FROM OTHER OPERATIONS	(4,724)	(2,736)

INTEREST EXPENSE AND OTHER INCOME:
Interest	6,927	12,125
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373
Other deductions (income) - net	(1,210)	23
	7,090	13,521

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(122)	22,901

INCOME TAXES	(699)	10,244

DIVIDENDS ON PREFERRED STOCK	923	923

NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE FOR COMMON STOCK	$ (346)	$ 11,734

Telecommunications Operations

Income from our telecommunications operations increased approximately $10,400,000. Higher revenues primarily resulted from customer growth, as discussed below.

Revenues: Revenues increased on Touch America's broadband, high-speed fiber-optic and wireless network for the third quarter 2000 compared to the same period in 1999. The increases are primarily attributable to the acquisition of the Qwest Businesses and growth in the following areas:

    Network-service revenues (wholesale and dedicated business line segments) of approximately $80,000,000, compared to approximately $10,500,000 for the third quarter 1999;

    Retail sales revenues (commercial and consumer long-distance) of approximately $37,700,000, compared to approximately $6,300,000 for the third quarter 1999; and

    Increased revenues of approximately $2,100,000 associated with infrastructure investments for a PCS joint venture for which Touch America provided equipment and engineering and construction services.

Earnings from unconsolidated telecommunications investments were approximately $8,600,000 lower compared with the same period in 1999, primarily because of anticipated losses of approximately $1,000,000 related to Touch America's equity interest in the Minnesota PCS, LP joint venture and losses of approximately $1,300,000 related to Touch America's equity interest in the TW Wireless, LLC joint venture. We expect the Minnesota PCS venture to continue to incur losses through 2003 as it expands its network and increases its marketing efforts, and we estimate Touch America's share of these anticipated losses to be an additional $400,000 per month for the remainder of 2000. We expect Touch America's share of the TW Wireless venture's anticipated losses in the fourth quarter of 2000 to be approximately $2,000,000. Earnings from dark-fiber transactions, primarily from the FTV Communications LLC joint venture, were approximately $6,300,000 lower than in 1999 as a result of the substantial completion of FTV's network during the second quarter of 1999.

Expenses: Operations and maintenance expenses increased approximately $50,600,000 and SG&A expenses increased approximately $27,800,000, attributable chiefly to the combination of expenses mentioned above in the nine months ended discussion. Taxes other than income taxes increased approximately $1,100,000, representing increased property taxes as a result of the expansion of Touch America's fiber-optic network. Depreciation and amortization expense increased approximately $4,900,000, representing increased plant in service resulting mainly from the continuing expansion of our fiber network and the acquisition of the Qwest Businesses.

Utility Operations

Income from electric utility operations for the third quarter decreased approximately $38,000,000, or 155 percent, compared with income from operations for the third quarter 1999. Third quarter 2000 income from natural gas utility operations, when compared with the same period in 1999, decreased approximately $1,000,000, or 26 percent.

Electric Utility (including Colstrip Unit 4)

Revenues: Revenues during the third quarter decreased approximately $800,000. Increased general business revenues and transmission revenues from PPL Montana were more than offset by the effects of the generation sale, including decreased revenues from the absence of sales to other utilities and the associated intersegment transmission revenue from our MPT&M affiliate.

Expenses: Overall expenses increased approximately $37,300,000 mainly as the result of the items mentioned above in the discussion of the nine months ended September 30, 2000. These items were primarily attributable to the generation sale, unplanned outages at our Colstrip Unit 4 plant, and the provision for future losses of $10,000,000 relating to the long-term power supply agreements.

Natural Gas Utility

Revenues and Expenses: Revenues increased approximately $2,100,000 principally from an increase in rates that became effective on December 10, 1999 and April 1, 2000. Operating expenses increased approximately $3,100,000 mainly for the reasons discussed in the results of the nine months ended September 30, 2000.

Continental Energy

Income from Continental Energy's operations increased approximately $1,200,000 compared with the third quarter 1999 mainly because of improved operating efficiencies at generating plants in which Continental Energy owns interests.

Other Operations

Income from other operations decreased approximately $2,000,000. Revenues and expenses changed for the same reasons discussed in the nine-months-ended section above.

Interest Expense and Other Income

Interest expense decreased and Other deductions (income) - net increased primarily due to the reasons mentioned above in the nine-months-ended discussion.

DISCONTINUED OPERATIONS

	Quarter Ended
	September 30,
	2000	1999

DISCONTINUED OPERATIONS:
Income from discontinued coal and oil and natural gas operations, net of income taxes	$ 24,650	$ 16,555

NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE FOR COMMON STOCK	$ 24,650	$ 16,555

Discontinued Coal and Oil and Natural Gas Operations

Income from discontinued operations, net of income taxes, increased approximately $8,100,000, or 49 percent compared to the third quarter 1999. Income from discontinued coal operations decreased principally because of the contract amendments and scheduled maintenances and unplanned outages mentioned in the discussion of the nine-months-ended section. Income from discontinued oil and natural gas operations increased primarily for the reasons mentioned above in the discussion of the nine-months-ended section.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities --

Net cash provided by operating activities was $59,408,000 for the nine months ended September 30, 2000, compared with net cash provided by operating activities of $287,671,000 in the first nine months of 1999. The current-year decrease of $228,263,000 was attributable mainly to the $257,000,000 prepayment received in January 1999 from a Touch America customer. Cash from the prepayment was used to reduce long-term debt and short-term borrowing and pay taxes on the prepayment and the gain resulting from the sale of our electric generating assets.

Investing Activities --

Net cash used for investing activities was $465,599,000 for the nine months ended September 30, 2000, compared with $133,265,000 in the first nine months of 1999. The current-year increase of $332,334,000 was attributable mainly to an increase in capital expenditures by our telecommunications operations, partially offset by a current-year increase in proceeds received from property sales and investments.

For information regarding Touch America's investments, refer to Note 14, "Commitments." We expect our source of funds for these investments will be generated internally or borrowed from third parties. For information regarding Touch America's capital expenditures related to the Qwest properties, refer to Note 4, "Acquisition of Properties from Qwest."

Financing Activities --

Net cash used for financing activities was $148,216,000 for the nine months ended September 30, 2000, compared with $164,522,000 in the first nine months of 1999.

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

As part of the Tier II rate filing discussed in Note 5, "Deregulation, Regulatory Matters, and Sale of Electric Generating Assets," we indicated our intention to retire approximately $266,000,000 of debt. The expenses associated with the debt retirements were estimated at approximately $20,000,000. With all retirements of MTNs and Bonds discussed above, the actual amount of debt retired (including the retirement in 1999 of $15,000,000 of 7.875 percent Series B Unsecured MTNs due December 23, 2026) was slightly less than $265,000,000 and the associated expenses were approximately $9,300,000.

At September 30, 2000, we had notes payable to banks for $80,000,000 at an average annual interest rate of approximately 7.46 percent. On November 8, 2000, we converted these notes, along with an additional $20,000,000 borrowed after the end of the third quarter, to borrowings under the term loan provisions of our Senior Secured Credit Facility discussed below.

Our consolidated borrowing ability under our Revolving Credit and Term Loan Agreements was $308,581,000, of which $118,986,000 was unused at September 30, 2000. On April 4, 2000, our $100,000,000 Revolving Credit Agreement for some of our nonutility operations terminated with no amounts outstanding. We have entered into a $30,000,000 Revolving Credit Agreement that expires on June 28, 2001 and a $200,000,000 90-Day Credit Agreement for use in our telecommunications operations that expired on November 8, 2000. On that same day, we entered into a five year $400,000,000 Senior Secured Credit Facility consisting of a $200,000,000 Revolving Credit Agreement and a $200,000,000 Term Loan Agreement for use in our telecommunications operations.

Altana Exploration Ltd., our wholly owned Canadian subsidiary as of the end of the third quarter 2000, made net payments of approximately $7,400,000 in United States dollars (approximately $10,800,000 Canadian dollars) pursuant to its revolving line of credit. The outstanding balance under the agreement at September 30, 2000 is approximately $9,600,000 United States dollars (approximately $14,500,000 Canadian dollars). We sold our oil and natural gas businesses, including Altana Exploration Ltd., on October 31, 2000.

We also have short-term borrowing facilities with commercial banks that provide committed and uncommitted lines of credit and the ability to sell commercial paper.

Our Board of Directors periodically reviews our dividend policy to ensure that our dividend payout and dividend rate are appropriate given our business plan, strategy, and outlook. On October 24, 2000, in conjunction with the pending divestiture of our energy businesses and our transition to a telecommunications enterprise under Touch America, our Board of Directors decided to eliminate ongoing dividend payments on common stock effective the first quarter 2001. The dividend payment on common stock approved by the board in the third quarter 2000 will be paid as scheduled in the fourth quarter 2000.

For information regarding our authorization to repurchase common stock, refer to Note 9, "Common Stock."

SEC RATIO OF EARNINGS TO FIXED CHARGES

For the twelve months ended September 30, 2000, our ratio of earnings, which does not include earnings from discontinued operations, to fixed charges was 2.55 times. Fixed charges include interest, distributions on preferred securities of a subsidiary trust, the implicit interest of the Colstrip Unit No. 4 rentals, and one-third of all other rental payments.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements and how they are expected to affect us, see Note 16, "New Accounting Pronouncements."

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our energy commodity-producing, trading, and marketing activities and other investments and agreements exposed us to the market risks associated with fluctuations in commodity prices, interest rates, and changes in foreign currency translation rates. As discussed in Note 1, "October 31, 2000 Divestiture of Oil and Natural Gas Businesses and Pending Divestiture of Remaining Energy Businesses," we sold all of the stock of our oil and natural gas businesses on October 31, 2000 and, therefore, those operations no longer expose us to market risks associated with fluctuations in commodity prices, interest rates, and changes in foreign currency translation rates.

Trading Instruments

We discuss the derivative financial instruments that we use to manage commodity price risk in Note 12, "Derivative Financial Instruments," and in Note 13, "Contingencies, " in the "Long-term Power Supply Agreements" section.

Other-Than-Trading Agreements

Commodity Price Exposure

We are exposed to commodity price risks through our utility and discontinued operations. Our utility has entered into purchase, sale, and transportation contracts for electric energy and natural gas. One of these contracts obligates us to sell electric energy to an industrial customer at terms that include a fixed price for a portion of the power delivered and an index-based price for another portion through December 2002. For additional information on the risks that we face as a result of this agreement, see Note 13, "Contingencies," under "Long-term Power Supply Agreements."

Our discontinued operations have similar kinds of purchase, sale, and transportation contracts for coal, lignite, natural gas, crude oil, and natural gas liquids. Since December 31, 1999, there has been no material change in these other instruments or the corresponding commodity price risk associated with these instruments.

Interest Rate Exposure

Our primary interest rate exposure with respect to other-than-trading instruments relates to items that SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines as "financial instruments," which are instruments readily convertible to cash. Since December 31, 1999, there has been no material adverse change in these instruments or the corresponding interest rate risk associated with these instruments.

Foreign Currency Exposure

Our primary foreign currency exposure resulted from (1) our Canadian subsidiaries - Altana Exploration Company and Altana Exploration Ltd. - exploring for, producing, gathering, processing, transporting, and marketing crude oil and natural gas in Canada, and (2) MPT&M trading and marketing natural gas in Canada. As stated above, we sold these businesses on October 31, 2000.

PART II

Other Information

ITEM 1. Legal Proceedings

Kerr Project

For information regarding the Kerr Project fish, wildlife and habitat mitigation plan, refer to Note 13, "Contingencies."

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

We closed the sale of the stock of our oil and natural gas subsidiaries, including NARCo, on October 31, 2000. At that time, PanCanadian assumed responsibility for defending this litigation relative to the claims against NARCo. While PanCanadian is responsible for the claims against NARCo, we remain responsible for defending this litigation relative to the claims against us.

TCA Building Company

On April 26, 2000, TCA appealed the summary judgment entered against it in Texas district court. The counterclaims asserted by our subsidiary, Entech, Inc., and its subsidiary, Northwestern Resources Co., against TCA have been abated pending the resolution of the appeal. We cannot predict when this matter will ultimately be resolved.

Pursuant to the Stock Purchase Agreement that we entered into with Westmoreland Coal Company, Westmoreland will assume responsibility for defending this litigation relative to the claims against Northwestern Resources when our transaction with Westmoreland closes. While Westmoreland will be responsible for the claims against Northwestern Resources, we will remain responsible for defending this litigation relative to the claims against Entech.

ITEM 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

Exhibit 10a

Stock and Asset Purchase Agreement (relating to the divestiture of our oil and natural gas businesses) dated as of August 25, 2000 among Entech, Inc., a Montana corporation and a wholly owned subsidiary of the Registrant; Altana Exploration Company, a Montana corporation and a wholly owned subsidiary of Entech, PanCanadian Petroleum Limited, a Canadian corporation; and PanCanadian Energy, Inc., a Delaware corporation and a wholly owned subsidiary of PanCanadian Petroleum.

Exhibit 10b

Stock Purchase Agreement (relating to the divestiture of our coal business) dated as of September 15, 2000 between Entech, Inc., a Montana corporation and a wholly owned subsidiary of the Registrant; and Westmoreland Coal Company, a Delaware corporation.

Exhibit 10c

Stock Purchase Agreement (relating to the divestiture of our independent power business) dated as of September 19, 2000 between Entech, Inc., a Montana corporation and a wholly owned subsidiary of the Registrant; and BBI Power Corporation, a Delaware corporation.

Exhibit 10d

Unit Purchase Agreement (relating to the divestiture of our electric and natural gas utility businesses) dated as of September 29, 2000 among the Registrant, a Montana corporation; Touch America Holdings, Inc., a Delaware corporation and an affiliate of the Registrant; and NorthWestern Corporation, a Delaware corporation.

	Exhibit 12	Computation of ratio of earnings to fixed charges for the twelve months ended September 30, 2000

	Exhibit 27	Financial data schedule

(b)	Reports on Form 8-K and 8-K/A Filed During the Quarter Ended September 30, 2000.

	DATE	SUBJECT

	July 17, 2000	Item 2. Acquisition of Assets. June 30, 2000 stock purchase from Qwest Communications International Inc.

	July 25, 2000	Item 5. Other Events. Discussion of Second Quarter Net Income.

Item 7. Exhibits. Preliminary Consolidated
Statements of Income for the Quarters Ended
June 30, 2000 and 1999, for the Six Months Ended
June 30, 2000 and 1999, and for the Twelve Months
Ended June 30, 2000 and 1999. Preliminary Utility
Operations Statements of Income for the Quarters Ended June 30, 2000 and 1999, for the Six Months Ended June 30, 2000 and 1999, and for the Twelve Months Ended June 30, 2000 and 1999. Preliminary Nonutility Operations Statements of Income for the Quarters Ended June 30, 2000 and 1999, for the Six Months Ended June 30, 2000 and 1999, and for the Twelve Months Ended June 30, 2000 and 1999.

	September 11, 2000	Item. 5. Other Events. Sale of Oil and Natural Gas Businesses.

	September 15, 2000	Item 2. Acquisition of Properties (Amended). June 30, 2000 stock purchase from Qwest Communications International Inc. (with audited historical and unaudited pro forma financial information).

	September 20, 2000	Item 5. Other Events. Sale of Coal Business.

	September 27, 2000	Item 5. Other Events. Sale of Independent Power Business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized signatory.

THE MONTANA POWER COMPANY
(Registrant)

By	/s/ J.P. Pederson
J.P. Pederson
Vice Chairman and Chief
Financial Officer

Dated: November 14, 2000

EXHIBIT INDEX

Exhibit 10a

Stock and Asset Purchase Agreement (relating to the divestiture of our oil and natural gas businesses) dated as of August 25, 2000 among Entech, Inc., a Montana corporation and a wholly owned subsidiary of the Registrant; Altana Exploration Company, a Montana corporation and a wholly owned subsidiary of Entech; PanCanadian Petroleum Limited, a Canadian corporation; and PanCanadian Energy, Inc., a Delaware corporation and a wholly owned subsidiary of PanCanadian Petroleum.

Exhibit 10b

Stock Purchase Agreement (relating to the divestiture of our coal business) dated as of September 15, 2000 between Entech, Inc., a Montana corporation and a wholly owned subsidiary of the Registrant; and Westmoreland Coal Company, a Delaware corporation.

Exhibit 10c

Stock Purchase Agreement (relating to the divestiture of our independent power business) dated as of September 19, 2000 between Entech, Inc., a Montana corporation and a wholly owned subsidiary of the Registrant; and BBI Power Corporation, a Delaware corporation.

Exhibit 10d

Unit Purchase Agreement (relating to the divestiture of our electric and natural gas utility businesses) dated as of September 29, 2000 among the Registrant, a Montana corporation; Touch America Holdings, Inc., a Delaware corporation and an affiliate of the Registrant; and NorthWestern Corporation, a Delaware corporation.

Exhibit 12

Computation of ratio of earnings to fixed charges for the twelve months ended September 30, 2000.

Exhibit 27

Financial data schedule.

Exhibit 12

THE MONTANA POWER COMPANY

Computation of Ratio of Earnings to Fixed Charges
(Dollars in Thousands)

Twelve Months Ended
September 30, 2000

Net Income	$ 84,088

Income Taxes	24,512
$ 108,600

Fixed Charges:
Interest	$ 38,715
Amortization of Debt Discount, Expense, and Premium	937
Rentals	30,442
$ 70,094

Earnings Before Income Taxes and Fixed Charges	$ 178,694

Ratio of Earnings to Fixed Charges	2.55 x

Exhibit 10a

STOCK AND ASSET PURCHASE AGREEMENT

dated as of August 25, 2000

by and among

PANCANADIAN PETROLEUM LIMITED

PANCANADIAN ENERGY, INC.

ALTANA EXPLORATION COMPANY

and

ENTECH, INC.

with respect to all outstanding
capital stock of

ALTANA EXPLORATION COMPANY

ALTANA EXPLORATION LTD.

ENTECH GAS VENTURES, INC.

GLACIER GAS COMPANY

MONTANA POWER VENTURES, INC.

NORTH AMERICAN RESOURCES COMPANY

THE MONTANA POWER GAS COMPANY

THE MONTANA POWER TRADING & MARKETING COMPANY

and all the assets of

ALTANA EXPLORATION COMPANY

This Table of Contents is not part of the Agreement to which it is attached but is inserted for convenience only.

Page

No.

ARTICLE I SALE OF SHARES, ASSETS AND CLOSING *

1.01 Purchase and Sale of Shares *

1.02 Purchase and Sale of AEC Canadian Assets and Liabilities *

1.03 Purchase Price *

1.04 Closing *

1.05 Purchase Price Adjustments *

1.06 Further Assurances; Post-Closing Cooperation *

ARTICLE II REPRESENTATIONS AND WARRANTIES OF SELLER REGARDING THE COMPANIES *

2.01 Corporate Existence of Seller and AEC *

2.02 Authority *

2.03 Existence of the Companies *

2.04 Capitalization *

2.05 Subsidiaries *

2.06 No Conflicts *

2.07 Governmental Approvals and Filings *

2.08 Books and Records *

2.09 Financial Statements and Condition *

2.10 Taxes *

2.11 Legal Proceedings *

2.12 Compliance With Laws and Orders *

2.13 Benefit Plans; ERISA *

2.14 Real Property Comprising the Assets and Properties *

2.15 Contracts *

2.16 Affiliate Transactions *

2.17 Labor Relations *

2.18 Environmental Matters *

2.19 Brokers *

2.20 Trading and Marketing Contracts *

ARTICLE III REPRESENTATIONS AND WARRANTIES OF SELLER REGARDING THE OIL AND GAS ASSETS *

3.01 Legal Proceedings *

3.02 O&G Taxes *

3.03 Capital Projects *

3.04 Contracts *

3.05 Audits *

3.06 Insurance *

3.07 No Liens *

3.08 Calls on Production *

3.09 Prepayments *

3.10 Tax Partnerships *

3.11 Wells *

3.12 Hydrocarbon Sales Contracts *

3.13 No Revenues in Suspense *

3.14 Leases *

3.15 Gas Imbalances *

3.16 Environmental Matters *

3.17 Title Matters *

3.18 Service Agreements *

3.19 Independent Evaluation *

ARTICLE IV REPRESENTATIONS AND WARRANTIES OF PURCHASERS *

4.01 Corporate Existence *

4.02 Authority *

4.03 No Conflicts *

4.04 Governmental Approvals and Filings *

4.05 Legal Proceedings *

4.06 Purchase for Investment *

4.07 Brokers *

4.08 Financing *

4.09 Independent Evaluation *

ARTICLE V COVENANTS OF SELLER *

5.01 Regulatory and Other Approvals *

5.02 HSR Filings *

5.03 Investigation by Purchasers *

5.04 No Solicitations *

5.05 Conduct of Business *

5.06 Financial Statements and Reports *

5.07 Certain Restrictions *

5.08 Affiliate Transactions *

5.09 Fulfillment of Conditions. *

5.10 Transfer of Certain Contracts out of MPT&M *

ARTICLE VI COVENANTS OF PURCHASERS *

6.01 Regulatory and Other Approvals *

6.02 HSR and Exon-Florio Filings *

6.03 Guarantees and Bonds *

6.04 Employee Matters *

6.05 Fulfillment of Conditions *

6.06 Communication Between the Parties *

6.07 Retention of Obligations Concerning Certain Assets *

ARTICLE VII CONDITIONS TO OBLIGATIONS OF PURCHASERS *

7.01 Representations and Warranties *

7.02 Performance *

7.03 Officers' Certificates *

7.04 Exon-Florio *

7.05 Orders and Laws *

7.06 Regulatory Consents and Approvals *

7.07 Third Party Consents *

7.08 Section 116 Certificate *

7.09 Deliveries *

ARTICLE VIII CONDITIONS TO OBLIGATIONS OF SELLER AND AEC *

8.01 Representations and Warranties *

8.02 Performance *

8.03 Officers' Certificates *

8.04 Exon-Florio *

8.05 Orders and Laws *

8.06 Regulatory Consents and Approvals *

8.07 Third Party Consents *

8.08 Deliveries *

ARTICLE IX TAX MATTERS AND POST-CLOSING TAXES *

9.01 Income Taxes *

9.02 Taxes Other Than Income Taxes *

9.03 Tax Adjustments *

9.04 Tax Sharing Agreements *

9.05 Transfer Taxes *

9.06 Post-Closing Transactions not in the Ordinary Course *

9.07 Allocation of Purchase Price *

9.08 Section 338(h)(10) Election *

ARTICLE X SURVIVAL; NO OTHER REPRESENTATIONS *

10.01 Survival of Representations, Warranties, Covenants and Agreements *

10.02 No Other Representations *

ARTICLE XI INDEMNIFICATION *

11.01 Tax Indemnity *

11.02 Indemnification *

11.03 Net Indemnity Payments *

11.04 Method of Asserting Claims *

11.05 Exclusivity. *

ARTICLE XII TERMINATION *

12.01 Termination *

12.02 Effect of Termination *

ARTICLE XIII DEFINITIONS *

13.01 Definitions *

ARTICLE XIV MISCELLANEOUS *

14.01 Notices *

14.02 Bulk Sales *

14.03 Entire Agreement *

14.04 Expenses *

14.05 Public Announcements *

14.06 Confidentiality. *

14.07 Waiver *

14.08 Amendment *

14.09 No Third Party Beneficiary *

14.10 No Assignment; Binding Effect *

14.11 Headings *

14.12 Invalid Provisions *

14.13 Governing Law *

14.14 Counterparts *

14.15 Insurance Coverage After Closing *

EXHIBITS

EXHIBIT A	Oil and Gas Leases/Petroleum and Natural Gas Leases
EXHIBIT B	Wells/Allocated Values/Units
EXHIBIT C	Pipeline Assets
EXHIBIT D	Gas Plants/Gas Processing Assets
EXHIBIT E	Officer's Certificate of Seller
EXHIBIT F	Secretary's Certificate of Seller
EXHIBIT G	Officer's Certificate of Purchasers
EXHIBIT H	Secretary's Certificate of Purchasers
EXHIBIT I	Assignment and Assumption of Contracts Agreement
EXHIBIT J	General Assignment and Bill of Sale
EXHIBIT K	Assumption Agreement
EXHIBIT L	Financial Statements

ANNEX I	Mark-to-Market Calculation
ANNEX II	Title Opinion Exceptions

This STOCK AND ASSET PURCHASE AGREEMENT dated as of August 25, 2000 is made and entered into by and among PanCanadian Petroleum Limited, a Canadian corporation ("Canadian Purchaser"), PanCanadian Energy Inc., a Delaware corporation ("U.S. Purchaser", and together with Canadian Purchaser, "Purchasers"), Altana Exploration Company, a Montana corporation ("AEC"), and Entech, Inc., a Montana corporation ("Seller"). Capitalized terms not otherwise defined herein have the meanings set forth in Section 13.01.

WHEREAS, The Montana Power Company, a Montana corporation ("MPC") owns all the outstanding shares of common stock, no par value, of Seller;

WHEREAS, Seller owns all the outstanding shares of common stock, no par value, of AEC, Entech Gas Ventures, Inc., a Montana corporation, Glacier Gas Company, a Montana corporation, Montana Power Ventures, Inc., a Montana corporation, North American Resources Company, a Montana corporation, The Montana Power Gas Company, a Montana corporation, and The Montana Power Trading & Marketing Company, a Montana corporation ("MPT&M"), such shares being referred to as the "U.S. Shares", and two thousand eight hundred and thirty two (2832) shares of common stock, no par value, of Altana Exploration Ltd., an Alberta corporation ("AEL"), representing 78% of the outstanding shares of AEL (each, a "Company" and, collectively, the "Companies"), such shares being referred to herein as the "Seller AEL Shares" and together with the U.S. Shares, the "Seller Shares");

WHEREAS, AEC owns eight hundred (800) shares of AEL, representing 22% of the outstanding shares of AEL (the "Canadian AEL Shares", and together with the Seller Shares, the "Shares");

WHEREAS, Seller desires to sell, and U.S. Purchaser desires to purchase, the U.S. Shares on the terms and subject to the conditions set forth in this Agreement;

WHEREAS, Seller desires to sell, and Canadian Purchaser desires to purchase, the Seller AEL Shares on the terms and subject to the conditions set forth in the Agreement;

WHEREAS, AEC desires to sell, and Canadian Purchaser desires to purchase, the Canadian AEL Shares on the terms and subject to the conditions set forth in this Agreement; and

WHEREAS, AEC desires to sell, transfer and assign to Canadian Purchaser, and Canadian Purchaser desires to purchase and acquire from AEC, all of the Canadian Assets and Properties and Canadian Oil & Gas Assets of AEC, all on the terms and subject to the conditions set forth in this Agreement;

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

SALE OF SHARES, ASSETS AND CLOSING

Purchase and Sale of Shares

.

Seller agrees to sell to U.S. Purchaser and Canadian Purchaser, and U.S. Purchaser and Canadian Purchaser agree to purchase from Seller, all of the right, title and interest of Seller in and to the U.S. Shares and the Seller AEL Shares, respectively, at the Closing on the terms and subject to the conditions set forth in this Agreement.

AEC agrees to sell to Canadian Purchaser, and Canadian Purchaser agrees to purchase from AEC, all of the right, title and interest of AEC in and to the Canadian AEL Shares at the Closing on the terms and subject to the conditions set forth in this Agreement.

Purchase and Sale of AEC Canadian Assets and Liabilities

.

On the terms and subject to the conditions set forth in this Agreement, AEC will sell, transfer, convey, assign and deliver to Canadian Purchaser, and Canadian Purchaser will purchase and pay for, at the Closing, all of AEC's right, title and interest in, to and under all of the Canadian Assets and Properties and Canadian Oil & Gas Assets of AEC other than the Canadian AEL Shares as the same shall exist on the Closing Date (the "AEC Canadian Assets").

In connection with the sale, transfer, conveyance, assignment and delivery of the AEC Canadian Assets pursuant to this Agreement, on the terms and subject to the conditions set forth in this Agreement, at the Closing, Canadian Purchaser will assume and agree to pay, perform and discharge when due all of the Canadian obligations and Canadian Liabilities of AEC prior to the Closing Date (other than any Taxes payable upon the sale of the AEC Canadian Assets and the Canadian AEL Shares) as the same shall exist on the Closing Date (the "AEC Canadian Liabilities").

Purchase Price

. The aggregate purchase price for the Shares and AEC Canadian Assets is four hundred seventy-five million dollars ($475,000,000) (the "Purchase Price"), subject to adjustment as provided in Section 1.05, payable in immediately available United States funds at the Closing in the manner provided in Section 1.04.

Closing

. The Closing will take place at the offices of the Canadian Purchaser, Calgary, Canada, or at such other place as Purchasers and Seller mutually agree, at 10:00 A.M. local time, on the Closing Date. At the Closing, Purchasers and Seller shall take the following actions in the order set forth below:

first, Seller and Purchasers shall deliver the certificates to be delivered under Articles VII and VIII;

second, Purchasers shall pay the Purchase Price by wire transfer of immediately available funds, in accordance with the steps enumerated in clauses (c) through (e) below, to such account as Seller may reasonably direct by written notice delivered to Purchasers by Seller at least two (2) Business Days before the Closing Date;

third, AEC shall assign and transfer to Canadian Purchaser (i) all of AEC's right, title and interest in and to the Canadian AEL Shares by delivering to Canadian Purchaser a certificate or certificates representing the Canadian AEL Shares, in genuine and unaltered form, duly endorsed in blank or accompanied by duly executed stock powers endorsed in blank with requisite stock transfer stamps, if any, attached, and (ii) all of the AEC Canadian Assets by delivery of (x) a General Assignment and Bill of Sale substantially in the form of Exhibit J hereto (the "General Assignment"), duly executed by AEC, and (y) such other good and sufficient instruments of conveyance, assignment and transfer, in form and substance reasonably acceptable to Canadian Purchaser's counsel, as shall be effective to vest in Canadian Purchaser good title to all of the AEC Canadian Assets (the General Assignment and the other instruments referred to in clause (y) being collectively referred to herein as the "Assignment Instruments");

fourth, Canadian Purchaser shall assume from AEC the due payment, performance and discharge of all of the AEC Canadian Liabilities by delivery of (i) an Assumption Agreement substantially in the form of Exhibit K hereto (the " Assumption Agreement"), duly executed by Canadian Purchaser, and (ii) such other good and sufficient instruments of assumption, in form and substance reasonably acceptable to Seller's counsel, as shall be effective to cause Canadian Purchaser to assume all of the AEC Canadian Liabilities (the Assumption Agreement and such other instruments referred to in clause (ii) being collectively referred to herein as the "Assumption Instruments");

fifth, Seller shall assign and transfer to Canadian Purchaser all of Seller's right, title and interest in and to the Seller AEL Shares by delivering to Canadian Purchaser a certificate or certificates representing the Seller AEL Shares, in genuine and unaltered from, duly endorsed in blank or accompanied by duly executed stock powers in blank, with requisite stock transfer tax stamps, if any, attached; and

sixth, Seller shall assign and transfer to U.S. Purchaser all of Seller's right, title and interest in and to (i) the U.S. Shares by delivering to U.S. Purchaser a certificate or certificates representing the U.S. Shares, in genuine and unaltered form, duly endorsed in blank or accompanied by duly executed stock powers endorsed in blank, with requisite stock transfer tax stamps, if any, attached, and (ii) the Trading and Marketing Contracts held in Seller's name, pursuant to an Assignment and Assumption of Contracts substantially in the form of Exhibit I hereto (the "Assignment of Contracts Agreement").

Purchase Price Adjustments

.

Promptly following the Closing Date, representatives of Seller shall expeditiously perform such procedures with respect to the Companies as are necessary and appropriate to prepare a certificate (the "Closing Date Certificate") setting forth Seller's calculation, as of the Closing Date, of the aggregate Working Capital of the Companies (the "Working Capital"), the fair market value of MPT&M's Third Party Book as such term is defined in Annex I hereto (the "MPT&M Value"), such fair market value to be prepared in accordance with Annex I, and (iii) if the Closing Date occurs after October 31, 2000, the Net Revenues of the Companies from November 1, 2000 up to and including the Closing Date (the "Net Revenue Amount"). Purchasers shall provide Seller with full access at all reasonable times to the Companies' books, records, premises and other materials and the Companies' workpapers and shall furnish Seller with such information and assistance as Seller may reasonably request in connection with the preparation of the Closing Date Certificate. Seller shall make all of its work papers and other relevant documents in connection with the preparation of the Closing Date Certificate available to Purchasers and Purchasers' independent accountants ("Purchasers' Accountants"), and shall make the persons in charge of the preparation of the Closing Date Certificate available for reasonable inquiry by Purchasers and Purchasers' Accountants. Seller shall deliver the Closing Date Certificate to Purchasers not later than sixty (60) days following the Closing Date.

Unless Purchasers provide written notice to Seller of an objection to a material aspect of the Closing Date Certificate before the thirtieth (30th) day following receipt of the Closing Date Certificate, the Closing Date Certificate shall then become binding upon Purchasers and Seller. If Purchasers, by written notice to Seller before the close of business on the thirtieth (30th) day following receipt of the Closing Date Certificate, object to any material aspect of the Closing Date Certificate, then those aspects as to which the objection was made shall not become binding. Purchasers and Seller shall discuss such objection and, if they reach written agreement amending the Closing Date Certificate, then the Closing Date Certificate, as amended by such written agreement, shall then become binding upon Purchasers and Seller. If Seller and Purchasers cannot reach agreement within fifteen (15) days after Purchasers give such notice of objection, their disagreements shall be promptly submitted to KPMG LLP (Houston office), which shall conduct such additional review as is necessary to resolve the specific disagreements referred to it and, based thereon, shall determine the final Closing Date Certificate. The review of KPMG LLP will be restricted as to scope to address only those matters as to which Seller and Purchasers have not reached agreement pursuant to the preceding sentence. KPMG LLP's determination of the Closing Date Certificate, which shall be completed as promptly as practicable but in no event later than thirty (30) days following its selection, shall be confirmed by KPMG in writing to, and shall be final and binding on, Purchasers and Seller for purposes of this Section 1.05.

In the event the Working Capital determined in accordance with subparagraph (a) or (b) of this Section 1.05, as the case may be (the "Final Working Capital Amount"), is (A) less than $5,000,000 (such difference being herein referred to as the "Working Capital Deficiency Amount"), Seller shall, promptly following the date of determination of the Final Working Capital Amount (the "Working Capital Determination Date"), pay to Purchasers an amount in immediately available funds equal to the Working Capital Deficiency Amount or (B) more than $5,000,000 (such difference being herein referred to as the "Working Capital Surplus Amount"), Purchasers shall, promptly following the Working Capital Determination Date, pay to Seller an amount in immediately available funds equal to the Working Capital Surplus Amount.

In the event the MPT&M Value determined in accordance with paragraph (a) or (b) of this Section 1.05, as the case may be (the "Final MPT&M Value"), is (A) less than $(2,423,267) (such difference being herein referred to as the " MPT&M Deficiency Amount"), Seller shall, promptly following the date of determination of the Final MPT&M Value (the "MPT&M Determination Date"), pay to Purchasers an amount in immediately available funds equal to the MPT&M Deficiency Amount, or (B) more than $(2,423,267) (such difference being herein referred to as the "MPT&M Surplus Amount"), Purchasers shall, promptly following the MPT&M Determination Date, pay to Seller an amount in immediately available funds equal to the MPT&M Surplus Amount.

In the event that the Closing does not occur by October 31, 2000, Seller shall, promptly following the date of determination of the Net Revenue Amount in accordance with subparagraph (a) or (b) of this Section 1.05, as the case may be (the " Final Net Revenue Amount"), pay to Purchasers an amount in immediately available funds equal to the Final Net Revenue Amount.

The fees and expenses of KPMG LLP shall be split equally between Seller, on the one hand, and Purchasers, on the other.

Further Assurances; Post-Closing Cooperation

.

Subject to the terms and conditions of this Agreement, at any time or from time to time after the Closing, each of the parties hereto shall execute and deliver such other documents and instruments, provide such materials and information and take such other actions as may reasonably be necessary, proper or advisable, to the extent permitted by Law, to fulfill its obligations under this Agreement and the Operative Agreements to which it is a party.

Following the Closing, each party will afford the other party, its counsel and its accountants, during normal business hours, reasonable access to the books, records and other data relating to the Business or Condition of the Companies in its possession with respect to periods prior to the Closing and the right to make copies and extracts therefrom, to the extent that such access may be reasonably required by the requesting party in connection with (i) the preparation of Tax Returns, (ii) compliance with the requirements of any Governmental or Regulatory Authority, (iii) the determination or enforcement of the rights and obligations of any party under this Agreement or any of the Operative Agreements or (iv) any actual or threatened Action or Proceeding. Further, each party agrees for a period extending six (6) years after the Closing Date not to destroy or otherwise dispose of any such books, records and other data (excluding copies of materials previously supplied to the other party) unless such party shall first offer in writing to surrender such books, records and other data to the other party and such other party shall not agree in writing to take possession thereof during the thirty (30) day period after such offer is made.

If, in order to properly prepare its Tax Returns, other documents or reports required to be filed with Governmental or Regulatory Authorities or its financial statements or to fulfill its obligations hereunder, it is necessary that a party be furnished with additional information, documents or records relating to the Business or Condition of the Companies not referred to in paragraph (b) above, and such information, documents or records are in the possession or control of the other party, such other party agrees to use its best efforts to furnish or make available such information, documents or records (or copies thereof) at the recipient's request, cost and expense. Any information obtained by a party in accordance with this paragraph shall be held confidential by such party in accordance with Section 14.06.

In addition to furnishing information pursuant to paragraphs (b) and (c) of this Section 1.06, in order to close the books of the Companies and the Subsidiary for accounting purposes, each party agrees to direct its accounting personnel to cooperate with, and provide assistance to, any other party's accounting personnel to accomplish the work necessary to close such books.

Notwithstanding anything to the contrary contained in this Section, if the parties are in an adversarial relationship in litigation or arbitration, the furnishing of information, documents or records in accordance with any provision of this Section shall be subject to applicable rules relating to discovery.

REPRESENTATIONS AND WARRANTIES OF SELLER
REGARDING THE COMPANIES

Seller's representations and warranties regarding the Oil and Gas Assets are set forth in Article III. With respect to the Companies, and except for the Oil and Gas Assets, Seller hereby represents and warrants to Purchasers as follows:

Corporate Existence of Seller and AEC

. Seller and AEC are corporations duly incorporated, validly existing and in good standing under the Laws of the State of Montana. Seller and AEC have full corporate power and authority to execute and deliver this Agreement and the Operative Agreements to which they are a party and to perform their obligations hereunder and to consummate the transactions contemplated hereby and thereby, including without limitation to own, hold, sell and transfer (pursuant to this Agreement) the Shares and AEC Canadian Assets, respectively.

Authority

. The execution and delivery by Seller and AEC of this Agreement and the Operative Agreements to which they are a party, and the performance by Seller and AEC of their obligations hereunder and thereunder, have been duly and validly authorized by the Board of Directors of Seller and AEC and no other corporate action on the part of Seller and AEC is necessary. This Agreement has been duly and validly executed and delivered by Seller and AEC and constitutes, and upon the execution and delivery by Seller and AEC of the Operative Agreements to which they are a party, such Operative Agreements will constitute legal, valid and binding obligations of Seller and AEC enforceable against Seller and AEC in accordance with its terms.

Existence of the Companies

. Each Company is a corporation duly organized, validly existing and in good standing under the Laws of the State of its incorporation, and has full corporate power and authority to conduct its business as and to the extent now conducted and to own, use and lease its Assets and Properties. Each Company is duly qualified, licensed or admitted to do business and is in good standing in those jurisdictions specified in Section 2.03 of the Disclosure Schedule, which are the only jurisdictions in which the ownership, use or leasing of its Assets and Properties, or the conduct or nature of its business, makes such qualification, licensing or admission necessary, except for those jurisdictions in which the adverse effects of all such failures to be qualified, licensed or admitted and in good standing could not in the aggregate reasonably be expected to have a material adverse effect on the Business or Condition of the Companies. Seller has prior to the execution of this Agreement made available to Purchasers true and complete copies of the articles of incorporation of each Company and the Subsidiary as in effect on the date hereof.

Capitalization

. The authorized capitalization of the Companies consists of the Shares as set forth in Section 2.04 of the Disclosure Schedule. The Shares are duly authorized, validly issued, outstanding, fully paid and nonassessable. Section 2.04 of the Disclosure Schedule sets forth the Options of MPC issued to employees of the Companies as of the date of this Agreement. On or prior to the Closing Date, Seller and AEC will own the Seller Shares and Canadian AEL Shares, respectively, beneficially and of record, free and clear of all Liens. Except for this Agreement and as disclosed in Section 2.04 of the Disclosure Schedule, there are no outstanding Options with respect to each Company. The delivery of a certificate or certificates at the Closing representing the Shares in the manner provided in Section 1.04 will transfer to Purchasers good and valid title to the Shares, free and clear of all Liens, other than Liens created or suffered to exist by Purchasers.

Subsidiaries

.

The Subsidiary is a corporation validly existing and in good standing under the Laws of Canada, and has full corporate power and authority to conduct its business as and to the extent now conducted and to own, use and lease its Assets and Properties. The Subsidiary is duly qualified, licensed or admitted to do business and is in good standing in those jurisdictions specified in Section 2.05 of the Disclosure Schedule, which are the only jurisdictions in which the ownership, use or leasing of the Subsidiary's Assets and Properties, or the conduct or nature of its business, makes such qualification, licensing or admission necessary, except for those jurisdictions in which the adverse effects of all such failures by the Subsidiary to be qualified, licensed or admitted and in good standing could not in the aggregate reasonably be expected to have a material adverse effect on the Business or Condition of the Companies. Section 2.05 of the Disclosure Schedule lists for the Subsidiary the amount of its authorized capital stock, the amount of its outstanding capital stock and the record owners of such outstanding capital stock. Except as disclosed in Section 2.05 of the Disclosure Schedule, all of the outstanding shares of capital stock of the Subsidiary has been duly authorized and validly issued, are fully paid and nonassessable, and are owned by AEL, beneficially and of record, free and clear of all Liens. Except as disclosed in Section 2.05 of the Disclosure Schedule, there are no outstanding preferred shares of stock or Options with respect to the Subsidiary. Seller has prior to the execution of this Agreement made available to Purchasers true and complete copies of the certificate or articles of incorporation and by-laws (or other comparable corporate charter documents) of the Subsidiary as in effect on the date hereof.

Except for the Subsidiary, no Company, neither directly nor indirectly, beneficially owns equity interests in, or the voting control of, any Person, other than ownership of cash and cash equivalents.

No Conflicts

. The execution and delivery by Seller and AEC of this Agreement do not, and the execution and delivery by Seller and AEC of the Operative Agreements to which they are a party, the performance by Seller and AEC of their respective obligations under this Agreement and such Operative Agreement and the consummation of the transactions contemplated hereby and thereby will not:

conflict with or result in a violation or breach of any of the terms, conditions or provisions of the certificate or articles of incorporation or by-laws (or other comparable corporate charter documents) of Seller, any Company or the Subsidiary;

subject to obtaining the consents, approvals and actions, making the filings and giving the notices disclosed in Section 2.07 of the Disclosure Schedule, conflict with or result in a violation or breach of any term or provision of any Law or Order applicable to Seller, any Company or the Subsidiary or any of their respective Assets and Properties (other than such conflicts, violations or breaches (i) which could not in the aggregate reasonably be expected to adversely affect the validity or enforceability of this Agreement or to any such Operative Agreements or to have a material adverse effect on the Business or Condition of the Companies or (ii) as would occur solely as a result of the identity or the legal or regulatory status of a Purchaser or any of its Affiliates);

except as disclosed in Section 2.06 of the Disclosure Schedule or as could not, individually or in the aggregate, reasonably be expected to be materially adverse to the Business or Condition of the Companies or to adversely affect the ability of Seller or AEC to consummate the transactions contemplated hereby or by any such Operative Agreements or to perform its obligations hereunder or thereunder, (i) conflict with or result in a violation or breach of, (ii) constitute (with or without notice or lapse of time or both) a default under, (iii) require Seller, any Company or the Subsidiary to obtain any consent, approval or action of, make any filing with or give any notice to any Person as a result or under the terms of, (iv) result in or give to any Person any right of termination, cancellation, acceleration or modification in or with respect to, or (v) result in the creation or imposition of any Lien upon Seller, any Company or the Subsidiary or any of their respective Assets and Properties under, any Contract or License to which Seller, any Company or the Subsidiary is a party or by which any of their respective Assets and Properties is bound; or

other than in connection with the sale of the AEC Canadian Assets pursuant to this Agreement and the Operative Agreements, trigger or give rise to any rights of first refusal under any material Contract to which Seller, any Company or Subsidiary is a party.

Governmental Approvals and Filings

. Except as disclosed in Section 2.07 of the Disclosure Schedule, no consent, approval or action of, filing with or notice to any Governmental or Regulatory Authority on the part of Seller, any Company or the Subsidiary is required in connection with the execution, delivery and performance of this Agreement or any of the Operative Agreements to which it is a party or the consummation of the transactions contemplated hereby or thereby, except (i) where the failure to obtain any such consent, approval or action, to make any such filing or to give any such notice could not reasonably be expected to adversely affect the ability of Seller to consummate the transactions contemplated by this Agreement or any of such Operative Agreements or to perform its obligations hereunder or thereunder, or to have a material adverse effect on the Business or Condition of the Companies, and (ii) those as would be required solely as a result of the identity or the legal or regulatory status of a Purchaser or any of its Affiliates.

Books and Records

. The minute books and other similar records of each Company and the Subsidiary as made available to Purchasers prior to the execution of this Agreement contain a true and complete record, in all material respects, of all action taken at all meetings and by all written consents in lieu of meetings of the stockholders, the boards of directors, and committees of the boards of directors of each Company and the Subsidiary. The resolutions of MPC relating to Options of MPC as made available to Purchasers prior to the execution of this Agreement are true and complete. The stock transfer ledgers and other similar records of each Company as made available to Purchasers prior to the execution of this Agreement accurately reflect all record transfers prior to the execution of this Agreement in the capital stock of each Company and the Subsidiary.

Financial Statements and Condition

.

Attached hereto as Exhibit L and made a part hereof are true and complete copies of the following financial statements:

the unaudited balance sheet of the Companies on a consolidated basis as of December 31, 1999 and the related unaudited consolidated statement of operations for the fiscal years of 1997, 1998 and 1999; and

the unaudited balance sheet of the Companies on a consolidated basis as of July 31, 2000, and the related unaudited consolidated statement of operations for the portion of the fiscal year then ended.

Except as set forth in the notes thereto and as disclosed in Section 2.09(a) of the Disclosure Schedule, all such financial statements were prepared in accordance with GAAP and fairly present in all material respects the consolidated financial condition and results of operations of the Companies as of the respective dates thereof and for the respective periods covered thereby.

Except for the execution and delivery of this Agreement and the transactions to take place pursuant hereto on or prior to the Closing Date and as disclosed in Section 2.09(b) of the Disclosure Schedule, since the Interim Financial Statement Date the business of each Company and the Subsidiary has been operated in all material respects in the ordinary course and there has not been any material adverse change in the Business or Condition of the Companies, other than those occurring as a result of general economic or financial conditions or other developments which are not unique to the Companies or the Subsidiary but also affect other Persons who participate or are engaged in the lines of business in which the Companies and the Subsidiary participate or are engaged.

Taxes

. The tax representations and warranties regarding the O&G Taxes are set forth in Section 3.02. With respect to the Companies, the Subsidiary and Taxes (other than O&G Taxes):

Each Company and the Subsidiary have filed all Tax Returns that it was required to file. All such Tax Returns were complete and correct in all material respects. All Taxes owed by each Company and the Subsidiary have been paid or accrued.

Section 2.10(b) of the Disclosure Schedule lists all Income Tax Returns filed by each Company and the Subsidiary for taxable periods ending on or after December 31, 1990, indicates those Income Tax Returns that have been audited, and indicates those Income Tax Returns that currently are the subject of audit.

Except as disclosed in Section 2.10(c) of the Disclosure Schedule, neither MPC, Seller, nor any Company (other than AEL and the Subsidiary) has waived any statute of limitations in respect of Income Taxes or agreed to any extension of time with respect to an Income Tax assessment or deficiency for any taxable period during which the Companies (other than AEL and the Subsidiary) were members of the federal consolidated group, the parent of which is MPC. Except as disclosed in Section 2.10(c) of the Disclosure Schedule, AEL and the Subsidiary have not waived any statute of limitations in respect of Income Taxes or agreed to any extension of time with respect to an Income Tax assessment or deficiency for any taxable period.

Except as disclosed in Section 2.10(d) of the Disclosure Schedule, neither the Companies nor the Subsidiary is a party to any Income Tax allocation or sharing agreement.

Except as disclosed in Section 2.10(e) of the Disclosure Schedule, neither the Companies nor the Subsidiary has been a member of an affiliated group, within the meaning of Code section 1504(a), filing a consolidated federal Income Tax Return other than a group the common parent of which is MPC.

The amounts provided as a liability on the Financial Statements for all Taxes are adequate to cover all unpaid liabilities for all Taxes, whether or not disputed, that have accrued with respect to or are applicable to the period ended on July 31, 2000 or to any years and periods prior thereto and for which the Companies and the Subsidiary may be directly or contingently liable in their own rights or as transferees of the assets of, or successor to, any Person.

Seller is not a "foreign person" as defined in Section 1445(f)(3) of the Code.

Neither the Companies nor the Subsidiary is a party to or is otherwise subject to any arrangement having the effect of or giving rise to the recognition of a deduction or loss in a taxable period ending on or before the Closing Date, and a corresponding recognition of taxable income or gain in a taxable period ending after the Closing Date, or any other arrangement that would have the effect of or give rise to the recognition of taxable income or gain in a taxable period ending after the Closing Date without the receipt of or the use to a corresponding amount of cash.

Except as disclosed in Section 2.10(i) of the Disclosure Schedule, neither the Companies nor the Subsidiary is subject to any joint venture, partnership or other arrangement or contract which is treated as a partnership for Federal Income Tax purposes.

None of the assets of the Companies or the Subsidiary constitutes tax-exempt bond financed property or tax-exempt use property within the meaning of Section 168 of the Code, and none of the assets reflected on the Financial Statements is subject to a lease, safe harbor lease or other arrangement as a result of which the Companies or the Subsidiary is not treated as the owner for Federal Income Tax purposes.

Except as disclosed in Section 2.10(k) of the Disclosure Schedule, neither the Companies nor the Subsidiary has made or become obligated to make, and will not as a result of any event connected with any transaction contemplated herein become obligated to make, any "excess parachute payment" as defined in Section 280G of the Code (without regard to subsection (b)(4) thereof).

The basis of all depreciable or amortizable assets, and the methods used in determining allowable depreciation or amortization (including cost recovery) deductions of the Companies and the Subsidiary, are correct and in compliance with the Code and the regulations thereunder.

The Companies and the Subsidiary are not required to make any material adjustment under Section 481(a) of the Code by reason of a change or proposed change in accounting method or otherwise.

Neither the Companies, the Subsidiary nor any related person has engaged in any transactions described in Section 355(e) of the Code or Section 355(d) of the Code within two years preceding the Closing Date.

Legal Proceedings

. Except as disclosed in Section 2.11 of the Disclosure Schedule (with paragraph references corresponding to those set forth below) or in Sections 2.10(b), 2.13(g) or 2.18 :

there are no Actions or Proceedings pending or, to the Knowledge of Seller, threatened against, relating to or affecting Seller, any Company or the Subsidiary in relation to any of their respective Assets and Properties which could reasonably be expected (i) to result in the issuance of an Order restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement or any of the Operative Agreements or (ii) individually or in the aggregate with other such Actions or Proceedings, to have a material adverse effect on the Business or Condition of the Companies; and

there are no Orders outstanding against any Company or the Subsidiary relating to any of their respective Assets and Properties which, individually or in the aggregate with other such Orders, materially adversely affect the Business or Condition of the Companies.

Compliance With Laws and Orders

. Except as disclosed in Section 2.12 of the Disclosure Schedule or in Section 2.18, neither Seller, any Company nor the Subsidiary is in violation of or in default under any Law or Order applicable to Seller, any Company or the Subsidiary or any of their respective Assets and Properties the effect of which, individually or in the aggregate with other such violations and defaults, could reasonably be expected to be materially adverse to the Business or Condition of the Companies.

Benefit Plans; ERISA

.

Section 2.13(a) of the Disclosure Schedule contains a true and complete list of each of the Benefit Plans, and identifies each of the Benefit Plans that is a Qualified Plan. The Companies and the Subsidiary (other than AEL) have not established, and do not sponsor, any Benefit Plans of their own (except for Company specific incentive compensation plans), but rather participate in Benefit Plans established by MPC.

Section 2.13(b) of the Disclosure Schedule contains a true and complete list of the employees of each Company as of August 21, 2000.

Except as disclosed in Section 2.13(c) of the Disclosure Schedule, neither the Companies nor the Subsidiary maintain or are obligated to provide benefits under any life, medical or health plan (other than as an incidental benefit under a Qualified Plan) which provides benefits to retirees or other terminated employees other than benefit continuation rights under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

Except as disclosed in Section 2.13(d) of the Disclosure Schedule, no Company nor the Subsidiary nor any ERISA Affiliate nor any other corporation or organization controlled by or under common control with any of the foregoing within the meaning of Section 4001 of ERISA has at any time contributed to any "multiemployer plan", as that term is defined in Section 4001 of ERISA.

Each of the Benefit Plans is, and its administration is and has been since inception, in compliance with its terms and, where applicable, with ERISA and the Code, in all respects, except for such failures to comply which, individually or in the aggregate, could not reasonably be expected to have a material adverse effect on the Business or Condition of the Companies.

All contributions and other payments required to be made by a Company or the Subsidiary to any Benefit Plan with respect to any period ending before or at or including the Closing Date have been or will be made. Except as disclosed in Section 2.13(f) of the Disclosure Schedule, all benefit obligations and liabilities under any Benefit Plan have been or will be reflected in the Financial Statements in accordance with GAAP.

Except as disclosed in Section 2.13(g) of the Disclosure Schedule, to the Knowledge of Seller, there are no pending claims by or on behalf of any Benefit Plan, by any employee of any Company (or a beneficiary of such an employee), which allege violations of Law which, individually or in the aggregate, could reasonably be expected to result in liability on the part of a Purchaser, any Company, the Subsidiary or any fiduciary of any such Benefit Plan material to the Business or Condition of the Companies.

Except as disclosed in Section 2.13(h) of the Disclosure Schedule, complete and correct copies of the following documents have been made available to Purchasers prior to the execution of this Agreement:

the Benefit Plans and any related trust agreements and insurance contracts;

current summary Plan descriptions of each Benefit Plan subject to ERISA;

current summary Plan descriptions of each AEL Benefit Plan;

the most recent Form 5500 and Schedules thereto for each Benefit Plan subject to ERISA reporting requirements;

the most recent determination of the IRS with respect to the qualified status of each Qualified Plan;

the applicable Certificates of Registration from Alberta Treasury in respect of the Canadian Defined Benefit Plans; and

the most recent actuarial report of the qualified actuary of any Canadian Defined Benefit Plan, Defined Benefit Plan or any other Benefit Plan with respect to which actuarial valuations are conducted.

Real Property Comprising the Assets and Properties

. The representations and warranties with respect to the real property comprising the Oil and Gas Assets are set forth in Article III. With respect to the real property comprising the Assets and Properties:

Section 2.14(a) of the Disclosure Schedule contains a true and correct list of (i) each material parcel of real property owned by each Company or the Subsidiary, (ii) each material parcel of real property leased by each Company or the Subsidiary (as lessor or lessee) and (iii) all Liens (other than Permitted Liens) relating to or affecting any parcel of real property referred to in clause (i).

Except as disclosed in Section 2.14(b) of the Disclosure Schedule, each Company or the Subsidiary has good and marketable title to each parcel of real property owned by it. Except for the real property leased to others referred to in clause (ii) of paragraph (a) above, each Company is in possession of each parcel of real property owned by it, together with all buildings, structures, facilities, fixtures and other improvements, if any, thereon.

Each Company or the Subsidiary has a valid and subsisting leasehold estate in and the right to quiet enjoyment of the real properties leased by it as lessee under leases referred to in clause (ii) of paragraph (a) above for the full term of the lease thereof. Each such lease is a legal, valid and binding agreement, enforceable in accordance with its terms, of each Company, the Subsidiary and, to the Knowledge of Seller, of each other Person that is a party thereto, and except as disclosed in Section 2.14(c) of the Disclosure Schedule, to the Knowledge of Seller there is no default (or any condition or event which, after notice or lapse of time or both, would constitute a default) thereunder.

Seller has made available to Purchasers prior to the execution of this Agreement true and complete copies in Seller's possession of (i) all deeds, leases, mortgages, deeds of trust, certificates of occupancy, title insurance policies, title reports, surveys and similar documents, and all amendments thereof, with respect to the real property owned by each Company and the Subsidiary, and (ii) all leases (including any amendments and renewal letters) with respect to the real property leased by each Company and the Subsidiary.

Contracts

. The representations and warranties with respect to the Contracts affecting the Oil and Gas Assets are set forth in Article III and with respect to the Trading and Marketing Contracts are set forth in Section 2.20. With respect to the Contracts affecting the Assets and Properties (other than the Contracts affecting the Trading and Marketing Business):

Section 2.15(a) of the Disclosure Schedule (with paragraph references corresponding to those set forth below) contains a true and complete list of each of the following Contracts to which any Company or the Subsidiary is a party:

all Contracts (excluding Benefit Plans) providing for a commitment of employment for a specified or unspecified term or otherwise relating to employment or the termination of employment; provided, however, that with respect to such Contracts that relate to AEL, Section 2.15(a) of the Disclosure Schedule does not set forth applicable statutes and applicable Canadian common law which imply terms of Contract in connection with the termination of employment;

all Contracts with any Person containing any provision or covenant prohibiting or materially limiting the ability of any Company or the Subsidiary to engage in any business activity or compete with any Person or prohibiting or materially limiting the ability of any Person to compete with any Company or the Subsidiary;

all partnership or other similar Contracts with any Person;

all Contracts relating to Indebtedness of any Company or the Subsidiary in excess of $100,000 or to preferred stock issued by any Company or the Subsidiary (other than Indebtedness owing to or preferred stock owned by any Company or the Subsidiary);

all Contracts relating to (A) the future disposition or acquisition of any Assets and Properties individually or in the aggregate material to the Business or Condition of the Companies, other than dispositions or acquisitions in the ordinary course of business, and (B) any merger or other business combination;

all Contracts between or among any Company or the Subsidiary, on the one hand, and Seller, any officer, director or Affiliate (other than any Company or the Subsidiary) of Seller, on the other hand, and providing for annual payments by or to any Company or the Subsidiary exceeding $1,000,000; and

all Contracts (other than this Agreement) that (A) limit or contain restrictions on the ability of any Company or the Subsidiary to declare or pay dividends on, to make any other distribution in respect of or to issue or purchase, redeem or otherwise acquire its capital stock, to incur Indebtedness, to incur or suffer to exist any Lien, to purchase or sell any Assets and Properties, to change the lines of business in which it participates or engages or to engage in any merger or other business combination or (B) require any Company or the Subsidiary to maintain specified financial ratios or levels of net worth or other indicia of financial condition.

Each Contract required to be disclosed in Section 2.15(a) of the Disclosure Schedule is in full force and effect and constitutes a legal, valid and binding agreement, enforceable in accordance with its terms, of such Company or the Subsidiary, and to the Knowledge of Seller of each other party thereto; and except as disclosed in Section 2.15(b) of the Disclosure Schedule no Company, nor the Subsidiary, nor, to the Knowledge of Seller, any other party to such Contract is in violation or breach of or default under any such Contract (or with notice or lapse of time or both, would be in violation or breach of or default under any such Contract), the effect of which, individually or in the aggregate, could reasonably be expected to be materially adverse to the Business or Condition of the Companies.

Affiliate Transactions

. Except as disclosed in Section 2.20 and Section 2.16 of the Disclosure Schedule, (i) there is no Indebtedness between any Company or the Subsidiary, on the one hand, and Seller, any officer, director or Affiliate (other than any Company or the Subsidiary) of Seller, on the other, (ii) neither Seller nor any such officer, director or Affiliate provides or causes to be provided any assets, services or facilities (except for corporate services that are necessary in the ordinary course of business), to any Company or the Subsidiary which are individually or in the aggregate material to the Business or Condition of the Companies and (iii) no Company nor the Subsidiary provides or causes to be provided any assets, services or facilities (except for corporate services that are necessary in the ordinary course of business) to Seller or any such officer, director or Affiliate which are individually or in the aggregate material to the Business or Condition of the Companies.

Labor Relations

. Except as disclosed in Section 2.17 of the Disclosure Schedule, no employee of any Company or the Subsidiary is presently a member of a collective bargaining unit and, to the Knowledge of Seller, there are no threatened or contemplated attempts to organize for collective bargaining purposes any of the employees of any Company or the Subsidiary. There has been no work stoppage, strike or other concerted action by employees of any Company or the Subsidiary which materially adversely affected the Business or Condition of the Companies.

Environmental Matters

. The representations and warranties with respect to the environmental matters affecting the Oil and Gas Assets are set forth in Article III. With respect to the environmental matters affecting the Assets and Properties:

Except as disclosed in Section 2.18 of the Disclosure Schedule, no written notification of a Release of a Hazardous Material has been filed by, or on behalf of any Company or the Subsidiary, and, to the Knowledge of Seller, no site or facility owned, operated or leased by any Company or the Subsidiary is listed or proposed for listing on the NPL, CERCLIS or any similar state or local list of sites requiring investigation or clean-up.

There have been no environmental investigations, studies, audits, tests, reviews or other analyses conducted by, or that are in the possession of, any Company or the Subsidiary in relation to any site or facility now or previously owned, operated or leased by any Company or the Subsidiary which have not been made available to Purchasers prior to the execution of this Agreement.

Brokers

. Except for Goldman, Sachs & Co., whose fees, commissions and expenses are the sole responsibility of Seller, all negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by Seller directly with Purchasers without the intervention of any Person on behalf of Seller in such manner as to give rise to any valid claim by any Person against Purchasers or any Company or the Subsidiary for a finder's fee, brokerage commission or similar payment.

Trading and Marketing Contracts

. With respect to the Contracts affecting the Trading and Marketing Business:

Section 2.20(a) of the Disclosure Schedule (with paragraph references corresponding to those set forth below) contains a true and complete list of each of the following Contracts active as of June 30, 2000 affecting the Trading and Marketing Business (other than with respect to audit obligations) to which MPT&M (or Seller, or MPT&M acting as agent for or on behalf of a Company or the Subsidiary, as applicable) is a party with a term of one month or longer (collectively, the "Trading and Marketing Contracts"):

all Contracts relating to the natural gas Trading and Marketing Business, including without limitation, transfer agreements, U.S. wholesale sales Contracts, U.S. wholesale purchase Contracts, Canadian wholesale sales Contracts and Canadian wholesale purchase Contracts;

all Contracts relating to the crude oil and natural gas liquids Trading and Marketing Business, including without limitation, transfer agreements, U.S. wholesale natural gas liquids sales Contracts and U.S. natural gas liquids purchase Contracts;

all Contracts relating to Hydrocarbon sales commitments managed by MPT&M on behalf of the Companies or the Subsidiary, including without limitation, cogeneration supply agreements, MPC utility supply agreements and netback agreements;

all Contracts relating to interruptible hydrocarbon transportation Contracts, firm hydrocarbon transportation Contracts and natural gas storage Contracts, including any gas pipeline imbalances associated with each transportation Contract as of the dates disclosed in Section 2.20(a)(iv) of the Disclosure Schedule, and the amount of gas in storage associated with each gas storage Contract as of the dates disclosed in Section 2.20(a)(iv) of the Disclosure Schedule;

all Contracts relating to the financial agreements associated with the Trading and Marketing Business, including without limitation, Seller guarantees, ISDA and swap agreements and hedge agreements; and

all Contracts relating to retail gas marketing including, without limitation, hydrocarbon sales agreements.

Each Trading and Marketing Contract required to be disclosed in Section 2.20(a) of the Disclosure Schedule is in full force and effect and constitutes a legal, valid and binding agreement, enforceable in accordance with its terms, of such Company or the Subsidiary, and to the Knowledge of Seller of each other party thereto; and except as disclosed in Section 2.20(b) of the Disclosure Schedule, Seller or any Company or the Subsidiary as the case may be, or, to the Knowledge of Seller, any other party to such Trading and Marketing Contract is not in violation or breach of or default under any such Trading and Marketing Contract (or with notice or lapse of time or both, would be in violation or breach of or default under any such Trading and Marketing Contract), the effect of which, individually or in the aggregate, could reasonably be expected to be materially adverse to the Business or Condition of the Companies.

Except as disclosed in Section 2.20(c) of the Disclosure Schedule, the proceeds from the sale of hydrocarbons pursuant to the Trading and Marketing Business are being received by MPT&M in a timely manner and are not being held in suspense for any reason (except for minimum suspense amounts which for the purposes hereof means not more than $15,000 as to any individual item and not more than $75,000 in the aggregate).

The sale of hydrocarbons pursuant to the Trading and Marketing Business has not subjected Seller or any Company or the Subsidiary to regulation as a public utility under any Laws.

REPRESENTATIONS AND WARRANTIES OF SELLER
REGARDING THE OIL AND GAS ASSETS

With respect to the Oil and Gas Assets, Seller hereby represents to Purchasers as follows:

Legal Proceedings

.

Except as disclosed in Section 3.01(a) of the Disclosure Schedule, or in Sections 3.05 or 3.14, there are no Actions or Proceedings pending or, to the Knowledge of Seller, threatened in writing against Seller, any Company or the Subsidiary relating to any of the Oil and Gas Assets, which could reasonably be expected individually or in the aggregate with other such Actions or Proceedings relating to any of the Oil and Gas Assets, to have a material adverse effect on the Business or Condition of the Companies.

Except as disclosed in Sections 3.01(b) or 3.11 of the Disclosure Schedule, there are no Orders outstanding against any Company or the Subsidiary relating to any of the Oil and Gas Assets which, individually or in the aggregate with other such Orders, would materially adversely affect the Business or Condition of the Companies.

O&G Taxes

. Each Company and the Subsidiary has properly paid all O & G Taxes with respect to Oil and Gas Assets operated by such Company and the Subsidiary prior to such O & G Taxes becoming delinquent. Each Company and the Subsidiary has paid all bills for O & G Taxes submitted to it by third party operators of Oil and Gas Assets prior to such bill becoming delinquent.

Capital Projects

. Section 3.03 of the Disclosure Schedule sets forth a list and description of all wells or other capital projects (i) in progress or planned or (ii) for which the Companies or the Subsidiary have received an AFE and associated costs or estimates thereof, to the extent such costs or estimates exceed $250,000 per well or project net to the applicable Company's or Subsidiary's interest or exceed in the aggregate net to all of the Companies, and the Subsidiary's interest in the amount of $1,000,000 (the "Capital Projects").

Contracts

. Section 3.04 of the Disclosure Schedule sets forth a list of material Contracts (including the Amended and Restated Gas Purchase Agreement referred to in Section 6.07) that are in Seller's possession and relate to the Oil and Gas Assets. Such Contracts are valid and in full force and effect and, to the Knowledge of Seller, no Person has given any of the Companies, the Subsidiary or Seller written notice of any alleged material default thereunder which remains uncured or which individually or in the aggregate with other such Contracts, would materially adversely affect the Business or Condition of the Companies.

Audits

. Except as disclosed in Section 3.05 of the Disclosure Schedule or Section 3.14, no Company nor the Subsidiary is currently undergoing (i) as operator, any unresolved audit of the joint account under the applicable joint operating agreement or (ii) any audits conducted by the Minerals Management Service and/or federal, state, provincial, tribal or local government for the improper payment of or miscalculation of royalties, overriding royalties and/or O & G Taxes attributable to production of Hydrocarbons from and/or ownership of the Oil and Gas Assets.

Insurance

. The Companies and the Subsidiary maintain, and through the Closing Date will maintain, with respect to the Oil and Gas Assets, the insurance coverage disclosed in Section 3.06 of the Disclosure Schedule.

No Liens

. Except for Permitted Encumbrances as of the date hereof and as of the Closing Date, the Oil and Gas Assets are and will be free and clear of all Liens and encumbrances created by, through or under the Companies or the Subsidiary.

Calls on Production

. Except as disclosed in Section 3.08 of the Disclosure Schedule, there are no calls on or preferential rights to purchase production from the Oil and Gas Assets that are at below market prices which could reasonably be expected individually or in the aggregate to have a material adverse effect on the Business or Condition of the Companies.

Prepayments

. Except as disclosed in Section 3.09 of the Disclosure Schedule, neither Seller, any Company nor the Subsidiary has delivered nor will Seller, any Company or the Subsidiary be obligated by virtue of any prepayment made under any production sales Contract or any other Contract containing a "take or pay" clause, or under any similar arrangement, to deliver oil, gas or other minerals produced from or allocated to any of the Oil and Gas Assets at some future time without receiving full payment therefor at the time of delivery. Seller, the Companies and the Subsidiary have conducted all sales of gas which are subject to the balancing rights of third parties in material compliance with the operating agreement and gas balancing agreement covering the specific Oil and Gas Asset and which are set forth in Sections 2.20, 3.04, 3.08 and 3.12 of the Disclosure Schedule.

Tax Partnerships

. Except as disclosed in Section 3.10 of the Disclosure Schedule, the Oil and Gas Assets are not subject to any tax partnership agreements requiring a partnership income tax return to be filed under Subchapter K of Chapter 1 of Subtitle A of the Code.

Wells

. Except as disclosed in Section 3.11 of the Disclosure Schedule, to the Knowledge of Seller, no Well is subject to penalty on allowable rates of production after the date hereof because of any over production or any other violation of applicable Laws, or Orders which would prevent such Well from being entitled to its full legal and regular allowable rates of production of hydrocarbons from and after the date hereof as prescribed by any court or governmental body or agency.

Hydrocarbon Sales Contracts

. Except as disclosed in Section 3.12 of the Disclosure Schedule, or in Sections 2.20 or 3.08, no amounts of Hydrocarbons are the subject of a sales Contract, and no Person has any call upon, option or similar rights under any sales Contract with respect to the Oil and Gas Assets or to the Hydrocarbons which is not terminable within 31 days.

No Revenues in Suspense

. Except as disclosed in Section 3.13 of the Disclosure Schedule, the proceeds from the sale of Hydrocarbons are being received by Seller, the Companies or the Subsidiary in a timely manner and are not being held in suspense for any reason (except for minimum suspense amounts as that term is defined in Section 2.20).

Leases

. For the period of Seller's ownership, all royalty, rentals and other payments under the Leases have been properly and timely paid. Except as disclosed in Section 3.05 and Section 3.14 of the Disclosure Schedule, Seller has not received a written notice with respect to a Lease that any royalties, rentals or other payments under the Leases have been improperly paid or that any Lease has expired, been cancelled or otherwise ceased to be in full force and effect. The Canadian WIs reflected on Exhibit A are, in the aggregate, the same in all material respects as the Canadian WIs reflected in the Petroleum Economic Evaluation Package provided by Seller to Purchasers in the Data Room. Except as disclosed on Section 3.14 of the Disclosure Schedule, Exhibit A sets forth a complete list of the lease expiration dates for Leases that are included in the Oil and Gas Assets.

Gas Imbalances

. To the Knowledge of Seller, Section 3.15 of the Disclosure Schedule sets forth the well and/or pipeline imbalances with respect to the Oil and Gas Assets as of the dates disclosed in the Disclosure Schedule.

Environmental Matters

. With respect to the environmental matters affecting the Oil and Gas Assets for the period of Seller's ownership of the Oil and Gas Assets, and except as noted in the Pilko Environmental Report and as disclosed in Section 3.16 of the Disclosure Schedule, Seller has not received a written notice of material violation of an Environmental Law with respect to the Oil and Gas Assets that remains uncured which individually or in the aggregate with other material violations of Environmental Laws, would materially adversely affect the Business or Condition of the Companies. To the Knowledge of Seller, no condition exists with regard to the Oil and Gas Assets which would result in a material violation of an Environmental Law which individually or in the aggregate with other material violations of Environmental Laws, would materially adversely affect the Business or Condition of the Companies.

Title Matters

. There are no Title Defects affecting (a) the Leases set forth in Exhibit A covering developed property or (b) the Leases set forth on Exhibit A covering undeveloped property.

Service Agreements

. Section 3.18 of the Disclosure Schedule sets forth service agreements relating to the Oil and Gas Assets active as of June 30, 2000.

      Independent Evaluation

      . Seller is experienced and knowledgeable in the oil and gas business, including without limitation the hydrocarbon production, transportation, storage, trading, marketing, selling, purchasing and hedging business, and is aware of its risks. Seller acknowledges and agrees that neither Purchaser nor any other Person has made any representations or warranties, express or implied, written or oral, except for the representations and warranties of Purchasers contained in this Agreement. In entering into this Agreement, Seller acknowledges and affirms that it has relied and will rely solely on the terms of this Agreement and upon its independent analysis, evaluation and investigation of, and judgment with respect to, the business, economic, legal, tax or other consequences of this transaction. Except as expressly provided in this Agreement, Purchasers shall have no liability to Seller or its Affiliates, agents, representatives or employees resulting from any use, authorized or unauthorized, of any information provided by or on behalf of Purchasers.

      REPRESENTATIONS AND WARRANTIES OF PURCHASERS

      Each Purchaser hereby represents and warrants to Seller and AEC as follows:

      Corporate Existence

      . The U.S. Purchaser is a corporation duly incorporated, validly existing and in good standing under the Laws of the State of Delaware, and Canadian Purchaser is a corporation duly incorporated, validly existing and in good standing under the Laws of Canada. Each Purchaser has full corporate power and authority to execute and deliver this Agreement and the Operative Agreements to which it is a party, to perform its obligations hereunder and to consummate the transactions contemplated hereby.

      Authority

      . The execution and delivery by each Purchaser of this Agreement and the Operative Agreements to which it is a party, and the performance by each Purchaser of its obligations hereunder, have been duly and validly authorized by the Board of Directors of each Purchaser, no other corporate action on the part of each Purchaser or its stockholders being necessary. This Agreement has been duly and validly executed and delivered by each Purchaser and constitutes, and upon the execution and delivery by each Purchaser of the Operative Agreements to which it is a party, such Operative Agreements will constitute legal, valid and binding obligations of each Purchaser enforceable against each Purchaser in accordance with its terms.

      No Conflicts

      . The execution and delivery by each Purchaser of this Agreement do not, and the execution and delivery by each Purchaser of the Operative Agreements to which it is a party, the performance by each Purchaser of its obligations under this Agreement and such Operative Agreements and the consummation of the transactions contemplated hereby and thereby will not:

      conflict with or result in a violation or breach of any of the terms, conditions or provisions of the articles of incorporation or by-laws (or other comparable corporate charter document) of each Purchaser;

      subject to obtaining the consents, approvals and actions, making the filings and giving the notices disclosed in Schedule 4.04 hereto, conflict with or result in a violation or breach of any term or provision of any Law or Order applicable to each Purchaser or any of its Assets and Properties (other than such conflicts, violations or breaches which could not in the aggregate reasonably be expected to adversely affect the validity or enforceability of this Agreement or any of such Operative Agreements); or

      except as disclosed in Schedule 4.03 hereto or as could not, individually or in the aggregate, reasonably be expected to adversely affect the ability of each Purchaser to consummate the transactions contemplated hereby or by any such Operative Agreements or to perform its obligations hereunder or thereunder, (i) conflict with or result in a violation or breach of, (ii) constitute (with or without notice or lapse of time or both) a default under, (iii) require each Purchaser to obtain any consent, approval or action of, make any filing with or give any notice to any Person as a result or under the terms of, or (iv) result in the creation or imposition of any Lien upon each Purchaser or any of its Assets or Properties under, any Contract or License to which each Purchaser is a party or by which any of its Assets and Properties is bound.

      Governmental Approvals and Filings

      . Except as disclosed in Schedule 4.04 hereto, no consent, approval or action of, filing with or notice to any Governmental or Regulatory Authority on the part of each Purchaser is required in connection with the execution, delivery and performance of this Agreement or the Operative Agreements to which it is a party or the consummation of the transactions contemplated hereby or thereby, except where the failure to obtain any such consent, approval or action, to make any such filing or to give any such notice could not reasonably be expected to adversely affect the ability of each Purchaser to consummate the transactions contemplated by this Agreement or to perform its obligations hereunder or thereunder.

      Legal Proceedings

      . There are no Actions or Proceedings pending or, to the knowledge of each Purchaser, threatened against, relating to or affecting each Purchaser or any of its Assets and Properties which could reasonably be expected to result in the issuance of any Order restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement or any of the Operative Agreements.

      Purchase for Investment

      . The Shares will be acquired by each Purchaser (or, if applicable, its assignee pursuant to Section 14.10(b)) for its own account for the purpose of investment, it being understood that the right to dispose of such Shares shall be entirely within the discretion of each Purchaser (or such assignee, as the case may be). Each Purchaser (or such assignee, as the case may be) will refrain from transferring or otherwise disposing of any of the Shares, or any interest therein, in such manner as to cause Seller or AEC to be in violation of the registration requirements of the Securities Act of 1933, as amended, or applicable state securities or blue sky laws.

      Brokers

      . Except for TD Securities, Inc., whose fees, commissions and expenses are the sole responsibility of Purchasers, all negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by Purchasers directly with Seller and AEC without the intervention of any Person on behalf of Purchasers in such manner as to give rise to any valid claim by any Person against Seller, any Company or the Subsidiary for a finder's fee, brokerage commission or similar payment.

      Financing

      . Purchasers have sufficient cash and/or available credit facilities to pay the Purchase Price and to make all other necessary payments of fees and expenses in connection with the transactions contemplated by this Agreement and the Operative Agreements.

      Independent Evaluation

      . Each Purchaser is experienced and knowledgeable in the oil and gas business, including without limitation the hydrocarbon production, transportation, storage, trading, marketing, selling, purchasing and hedging business, and is aware of its risks. Each Purchaser has been afforded the opportunity to examine the materials made available to it by Seller in Seller's offices in Butte, Montana (the "Data Room") with respect to the Companies, the Subsidiary, their business, the Trading and Marketing Business, the AEC Canadian Assets and the Oil and Gas Assets (the "Background Materials"). The Background Materials include files, or copies thereof, that the Companies and the Subsidiary have used in their normal course of business and other information about the Companies and the Subsidiary, their business, the Assets and Properties, the Trading and Marketing Business, the AEC Canadian Assets and the Oil and Gas Assets that the Companies and the Subsidiary have compiled or generated; however, each Purchaser acknowledges and agrees that neither Seller nor a Company, the Subsidiary or other Person has made any representations or warranties, express or implied, written or oral, as to the accuracy or completeness of the Background Materials or, except for the representations and warranties of Seller contained in this Agreement, as to any other information relating to the Companies, the Subsidiary, their business, the Assets and Properties, the AEC Canadian Assets, the Trading and Marketing Business, or the Oil and Gas Assets furnished or to be furnished to Purchasers or their representatives by or on behalf of Seller or AEC, including without limitation (i) any estimate with respect to the value of the Oil and Gas Assets or reserves, (ii) any projections as to events that could or could not occur with respect to the production and marketing of Hydrocarbons, (iii) any projections as to events that could or could not occur with respect to the Trading and Marketing Business. In entering into this Agreement, each Purchaser acknowledges and affirms that it has relied and will rely solely on the terms of this Agreement and upon its independent analysis, evaluation and investigation of, and judgment with respect to, the business, economic, legal, tax or other consequences of this transaction including (x) its own estimate and appraisal of the extent and value of and the risks associated with the petroleum, natural gas and other reserves of the Oil and Gas Assets, (y) the Trading and Marketing Business and (z) the AEC Canadian Assets, and (iv) the value of and risks associated with any of the Companies, the Subsidiary, the Assets and Properties, the Oil and Gas Assets, the Pipeline Assets, the AEC Canadian Assets, the Trading and Marketing Business and Gas Plant/Processing Assets. Purchasers' representatives have visited the offices of Seller and have been given opportunities to examine the Books and Records Seller has made available relating to the Companies, the Subsidiary, their business, the Assets and Properties, the Trading and Marketing Business, the AEC Canadian Assets and the Oil and Gas Assets. Except as expressly provided in this Agreement, neither Seller nor any Company nor the Subsidiary shall have any liability to Purchasers or their Affiliates, agents, representatives or employees resulting from any use, authorized or unauthorized, of the Background Materials or other information relating to the Companies, the Subsidiary, their business, the Assets and Properties, the Trading and Marketing Business, the AEC Canadian Assets or the Oil and Gas Assets provided by or on behalf of any Seller, any Company or the Subsidiary.

      COVENANTS OF SELLER

      Seller covenants and agrees with Purchasers that, at all times from and after the date hereof until the Closing, Seller will comply with all covenants and provisions of this Article V, except to the extent Canadian Purchaser may otherwise consent in writing.

      Regulatory and Other Approvals

      . Seller will, and will cause each Company and the Subsidiary to, as promptly as practicable (a) take all commercially reasonable steps necessary or desirable to obtain all consents, approvals or actions of, make all filings with and give all notices to Governmental or Regulatory Authorities or any other Person required of Seller, any Company or the Subsidiary to consummate the transactions contemplated hereby and by the Operative Agreements, including without limitation those disclosed in Sections 2.06 and 2.07 of the Disclosure Schedule, (b) provide such other information and communications to such Governmental or Regulatory Authorities or other Persons as such Governmental or Regulatory Authorities or other Persons may reasonably request in connection therewith and (c) provide reasonable cooperation to Purchasers in connection with the performance of its obligations under Sections 6.01 and 6.02. Seller will provide prompt notification to Canadian Purchaser when any such consent, approval, action, filing or notice referred to in clause (a) above is obtained, taken, made or given, as applicable, and will advise Canadian Purchaser of any communications (and, unless precluded by Law, provide copies of any such communications that are in writing) with any Governmental or Regulatory Authority or other Person regarding any of the transactions contemplated by this Agreement or any of the Operative Agreements.

      HSR Filings

      . In addition to and not in limitation of Seller's covenants contained in Section 5.01, Seller will (a) take promptly all actions necessary to make the filings required of Seller or its Affiliates under the HSR Act, (b) comply at the earliest practicable date with any request for additional information received by Seller or its Affiliates from the Federal Trade Commission or the Antitrust Division of the Department of Justice pursuant to the HSR Act and (c) cooperate with Purchasers in connection with Purchasers' filing under the HSR Act and in connection with resolving any investigation or other inquiry concerning the transactions contemplated by this Agreement commenced by either the Federal Trade Commission or the Antitrust Division of the Department of Justice or state attorneys general. Seller shall seek early termination of the waiting period under the HSR Act.

      Investigation by Purchasers

      . Seller will, and will cause each Company and the Subsidiary to, (a) provide Purchasers and their officers, employees, counsel, accountants, financial advisors, consultants and other representatives (together, "Representatives") with full access, upon reasonable prior notice and during normal business hours, to all officers, employees, agents and accountants of each Company, the Subsidiary and their Oil and Gas Assets, Assets and Properties and Books and Records (including the Trading and Marketing Contracts), but only to the extent that such access does not unreasonably interfere with the business and operations of the Companies and the Subsidiary, and (b) furnish Purchasers and such other Persons with all such information and data (including without limitation copies of Contracts, Benefit Plans and other Books and Records) concerning the business and operations of the Companies and the Subsidiary as Purchasers or any of such other Persons reasonably may request in connection with such investigation, except to the extent that furnishing any such information or data would violate any Law, Order, Contract or License applicable to Seller, the Companies and the Subsidiary or by which any of their respective Assets and Properties is bound.

      No Solicitations

      . Subject to the duties imposed by applicable Law, each of MPC and the Seller will not take, nor will it permit any Company, the Subsidiary or any Affiliate of Seller (or authorize or permit any investment banker, financial advisor, attorney, accountant or other Person retained by or acting for or on behalf of Seller, any Company, the Subsidiary or any such Affiliate) to take, directly or indirectly, any action to solicit, encourage, negotiate, assist or otherwise facilitate (including by furnishing confidential information with respect to any Company or the Subsidiary or permitting access to the Oil and Gas Assets, Assets and Properties and Books and Records of any Company or the Subsidiary) any offer or inquiry from any Person concerning an Acquisition Proposal.

      Conduct of Business

      .

      The Companies and the Subsidiary. Seller will cause the Companies and the Subsidiary to conduct business only in the ordinary course, including with respect to capital expenditures relating to Capital Projects as set forth in Section 3.03 of the Disclosure Schedule, conducting business materially in accordance with the budget therefor; provided, that Seller shall provide notice to Purchasers of any capital expenditures not in accordance with such budget. Without limiting the generality of the foregoing, Seller will cause the Companies and the Subsidiary to use their commercially reasonable efforts, to the extent the officers of the Companies or the Subsidiary believe such action to be in the best interests of the Companies or the Subsidiary, to (i)  preserve intact the present business organization and reputation of the Companies and the Subsidiary in all material respects, (ii) keep available (subject to dismissals and retirements (including retirements pursuant to "MPC's Special Retirement Program" and the defined benefit provision of the AEL Retirement Plan) in the ordinary course of business and transfers to any Affiliate of the Companies or the Subsidiary) the services of the key officers and employees of the Companies or the Subsidiary, (iii) except as disclosed in Section 5.05 of the Disclosure Schedule maintain the Assets and Properties of the Companies and the Subsidiary, and the Oil and Gas Assets, in good working order and condition, ordinary wear and tear excepted, and (iv) maintain the good will of key customers, suppliers and lenders and other Persons with whom the Companies or the Subsidiary otherwise has significant business relationships. Neither Seller nor any Affiliate shall directly solicit the services of the key officers and employees of the Companies or the Subsidiary.

      The Oil and Gas Assets. Seller will cause the Companies and the Subsidiary to operate the Oil and Gas Assets operated by the Companies and the Subsidiary in a good and workmanlike manner consistent with past practices, such past practices to include without limitation, the abandonment or acquisition of exploration properties; provided, however, that no such abandonment or acquisition shall occur without Canadian Purchaser's consent, such consent not to be unreasonably withheld or delayed. Seller shall cause the Companies and the Subsidiary to pay or cause to be paid their proportionate shares of all costs and expenses incurred in connection with such operations and Seller will notify Canadian Purchaser of ongoing activities and major capital expenditures in excess of $100,000 per activity net to a Company's or the Subsidiary's interests conducted on the Oil and Gas Assets and shall consult with Canadian Purchaser regarding all such matters and operations involving such expenditures. Unless Purchaser agrees to the contrary with respect to any particular Lease (which agreement shall not be unreasonably withheld or delayed), Seller will pay, or cause to be paid, consistent with past practices and consistent with its role as operator or non-operator, as the case may be, all royalties, rentals and other payments necessary for the Leases to remain in full force and effect, and Seller will undertake, or cause to be undertaken, all operations necessary to maintain each Lease in full force and effect, consistent with past practices and consistent with its role as operator or non-operator.

      The Trading and Marketing Business. Seller will continue, or cause MPT&M to continue, to operate the Trading and Marketing Business in a good and workmanlike manner, consistent with past practices.

      Financial Statements and Reports

      .

      As promptly as practicable and in any event no later than forty five (45) days after the end of each fiscal quarter ending after the date hereof and before the Closing Date (other than the fourth quarter) or ninety (90) days after the end of each fiscal year ending after the date hereof and before the Closing Date, as the case may be, Seller will deliver to Canadian Purchaser true and complete copies of the unaudited consolidated balance sheet, and the related unaudited consolidated statement of operations, of the Companies (provided that separate financial statements shall be provided with respect to AEL and the Subsidiary), in each case as of and for the fiscal year then ended or as of and for each such fiscal quarter and the portion of the fiscal year then ended, as the case may be, together with the notes, if any, relating thereto, which financial statements shall be prepared on a basis consistent with the Financial Statements.

      As promptly as practicable, Seller will deliver to Canadian Purchaser true and complete copies of such other regularly-prepared financial statements, reports and analyses as may be prepared or received by each Company or the Subsidiary relating to the business or operations of each Company or the Subsidiary.

      Certain Restrictions

      . Seller will, and will cause each Company and the Subsidiary to, refrain from:

      except as disclosed in Section 5.07(a) of the Disclosure Schedule, amending its certificates or articles of incorporation or by-laws (or other comparable corporate charter documents) in any material respect or taking any action with respect to any such amendment or any recapitalization, reorganization, liquidation or dissolution of any such corporation;

      except as disclosed in Section 5.07(b) of the Disclosure Schedule, authorizing, issuing, selling or otherwise disposing of any shares of capital stock of or any Option with respect to each Company or the Subsidiary or modifying or amending any right of any holder of outstanding shares of capital stock of or Option with respect to each Company or the Subsidiary;

      except as disclosed in Section 5.07(c) of the Disclosure Schedule, declaring, setting aside or paying any dividend or other distribution in respect of the capital stock of each Company not wholly owned, directly or indirectly, by each Company or the Subsidiary, or directly or indirectly redeeming, purchasing or otherwise acquiring any capital stock of or any Option with respect to each Company or the Subsidiary not wholly owned, directly or indirectly, by each Company or the Subsidiary;

      except as disclosed in Section 5.07(d) of the Disclosure Schedule, other than in the ordinary course of business, acquiring or disposing of, or incurring any Lien (other than a Permitted Lien) on, any Assets and Properties individually or in the aggregate material to the Business or Condition of the Companies;

      except as disclosed in Section 5.07(e) of the Disclosure Schedule, entering into, or in any material respect amending, modifying, terminating (partially or completely), granting any waiver under or giving any consent with respect to any Contract to which any Company or the Subsidiary is a party which is material to the Business or Condition of the Companies;

      other than in the ordinary course of business (i) voluntarily incurring Indebtedness in an aggregate principal amount exceeding $1,000,000 (net of any amounts of Indebtedness discharged during such period), or (ii) purchasing, canceling, prepaying or otherwise providing for a complete or partial discharge in advance of a scheduled payment date with respect to, or waiving any right under, any Indebtedness in an aggregate principal amount exceeding $1,000,000 (in either case other than Indebtedness of each Company or the Subsidiary owing to each Company or the Subsidiary); provided, however, that MPC, Seller, each Company and the Subsidiary may take any and all actions necessary or appropriate to terminate the Employee Stock Ownership Plan portion of Seller's 401(k) Plan and to prepay any outstanding Indebtedness of MPC, Seller, any Company or the Subsidiary attributable to the Employee Stock Ownership Plan;

      engaging with any Person in any merger or other business combination;

      other than in the ordinary course of business making capital expenditures or commitments for additions to property, plant or equipment constituting capital assets comprising the Assets and Properties in an aggregate amount exceeding $1,000,000;

      with respect to the Assets and Properties, except to the extent required by applicable Law or reasonably and in good faith believed by the officers of each Company and the Subsidiary to be in the best interests of each Company and the Subsidiary, making any material change in (A) any pricing, investment, accounting, financial reporting, inventory, credit, allowance or Tax practice or policy, or (B) any method of calculating any bad debt, contingency or other reserve for accounting, financial reporting or Tax purposes; provided, that Seller will give Canadian Purchaser not less than (five) 5 Business Days prior notice of any such material change, which Canadian Purchaser shall have the right to approve or disapprove, such action not to be unreasonably withheld or delayed;

      other than in the ordinary course of business or to the extent required by applicable Law, adopting, entering into or becoming bound by any material Benefit Plan, employment-related Contract or collective bargaining agreement, or amending, modifying or terminating (partially or completely) any such Benefit Plan, employment-related Contract or collective bargaining agreement, if such action will result in material additional cost to each Company;

      making any change in its fiscal year;

      with respect to the Oil and Gas Assets and except for the Contracts entered into in the Trading and Marketing Business:

      selling, transferring or abandoning any part of the Oil and Gas Assets (except in the ordinary course of business or the abandonment of Leases upon the expiration of their respective primary terms or if not capable of production in paying quantities) in an aggregate amount exceeding $100,000; provided, however, that no such sale, transfer or abandonment shall occur without Canadian Purchaser's consent, such consent not to be unreasonably withheld or delayed;

      except for operations in connection with the Capital Projects (which are deemed to be approved) approving any operations on the Leases and Lands anticipated in any instance to cost the owner of the Oil and Gas Assets more than $100,000 per activity net to each Company's or the Subsidiary's interest (except for emergency operations, operations required under presently existing contractual obligations, ongoing commitments under existing AFE's and operations undertaken to avoid a monetary penalty or forfeiture provision of any applicable agreement or order);

      entering into any new marketing Contracts providing for the sale or disposition of Hydrocarbons for a term in excess of 90 days;

      conveying or disposing of any material part of the Oil and Gas Assets (other than replacement of equipment or sale of Hydrocarbons in the ordinary course of business) or entering into any farmout, except to maintain a lease or fulfill a drilling commitment, or entering into any farmin or other similar contract affecting the Oil and Gas Assets if the net expense to a Company's or the Subsidiary's interest will be in excess of $100,000;

      except as disclosed in Section 5.07(l) of the Disclosure Schedule, entering into any transaction (including the purchase, sale, lease or exchange of an Oil and Gas Asset) with any Affiliate of Seller (other than a Company or the Subsidiary) that will burden any Company, the Subsidiary or any Oil and Gas Asset after the Closing Date; or

      entering into any Contract to do or engage in any of the foregoing.

      Notwithstanding any provision to the contrary, nothing in this Section 5.07 or Section 5.05 shall require Seller, any Company or the Subsidiary to revise, dishonor or delay performance of any obligation under agreements in existence prior to the date hereof.

      Affiliate Transactions

      . Except as disclosed in Section 5.08 of the Disclosure Schedule, immediately prior to the Closing, all Indebtedness and other amounts owing under Contracts between Seller, any officer, director or Affiliate (other than any Company or the Subsidiary) of Seller, on the one hand, and any Company or the Subsidiary, on the other, will be paid in full, and all Contracts between Seller, any officer, director or Affiliate (other than any Company or the Subsidiary) of Seller, on the one hand, and any Company or the Subsidiary, on the other hand, entered into prior to Closing shall be on an arm's-length basis.

      Fulfillment of Conditions.

      Seller will take all commercially reasonable steps necessary or desirable and proceed diligently and in good faith to satisfy each condition to the obligations of Purchasers contained in this Agreement and will not, and will not permit any Company or the Subsidiary to, take or fail to take any action that could reasonably be expected to result in the nonfulfillment of any such condition.

      Transfer of Certain Contracts out of MPT&M

      . Section 5.10 of the Disclosure Schedule sets forth the Contracts currently held by MPT&M relating to the electric power trading and marketing business and the "Energy Productivity Improvement" business that MPT&M will assign to MPC (or a subsidiary of MPC) prior to Closing, subject to certain consents to assignment required to be obtained from the non-assigning party, and these Contracts constitute the only Contracts relating to the electric power trading and marketing business and the "Energy Productivity Improvement" business held by the Companies. A copy of the assignment of contracts will be provided to Purchasers prior to Closing and will provide for indemnification of MPT&M by MPC from and against all Liabilities and obligations associated with such Contracts.

      COVENANTS OF PURCHASERS

      Each Purchaser covenants and agrees with Seller that, at all times from and after the date hereof until the Closing and, in the case of Section 6.04, thereafter, each Purchaser will comply with all covenants and provisions of this Article VI, except to the extent Seller may otherwise consent in writing.

      Regulatory and Other Approvals

      . Each Purchaser will as promptly as practicable (a) take all commercially reasonable steps necessary or desirable to obtain all consents, approvals or actions of, make all filings with and give all notices to Governmental or Regulatory Authorities or any other Person required of each Purchaser to consummate the transactions contemplated hereby, and by the Operative Agreements including without limitation those described in Schedules 4.03 and 4.04 hereto, (b) provide such other information and communications to such Governmental or Regulatory Authorities or other Persons as such Governmental or Regulatory Authorities or other Persons may reasonably request in connection therewith and (c) provide reasonable cooperation to Seller, each Company and the Subsidiary in connection with the performance of their obligations under Sections 5.01 and 5.02. Each Purchaser will provide prompt notification to Seller when any such consent, approval, action, filing or notice referred to in clause (a) above is obtained, taken, made or given, as applicable, and will advise Seller of any communications (and, unless precluded by Law, provide copies of any such communications that are in writing) with any Governmental or Regulatory Authority or other Person regarding any of the transactions contemplated by this Agreement or any of the Operative Agreements.

      HSR and Exon-Florio Filings

      . In addition to and without limiting each Purchaser's covenants contained in Section 6.01, each Purchaser will (a) (i) take promptly all actions necessary to make the filings required of Purchasers or their Affiliates under the HSR Act, (ii) comply at the earliest practicable date with any request for additional information received by Purchasers or their Affiliates from the Federal Trade Commission or the Antitrust Division of the Department of Justice pursuant to the HSR Act and (iii) cooperate with Seller in connection with Seller's filing under the HSR Act and in connection with resolving any investigation or other inquiry concerning the transactions contemplated by this Agreement commenced by either the Federal Trade Commission or the Antitrust Division of the Department of Justice or state attorneys general; and (b) promptly give voluntary notice to CFIUS under the Exon-Florio Amendment of the transactions contemplated by this Agreement and by the Operative Agreements, and, in connection therewith, provide CFIUS with such information concerning the transactions contemplated by this Agreement and by the Operative Agreements as is reasonably necessary or desirable. Purchasers shall seek early termination of the waiting period under the HSR Act.

      Guarantees and Bonds

      .

      Replacement of Guarantees. A complete list of all guarantees, indemnities, letters of credit, letters of comfort, surety bonds, self-bonds, performance bonds and other obligations obtained or issued by Seller, the Companies, the Subsidiary or their Affiliates for the benefit of the Companies or the Subsidiary is disclosed in Section 6.03(a) of the Disclosure Schedule (collectively, the "Guarantees"). Prior to the Closing, each Purchaser shall cooperate with Seller and shall use its commercially reasonable efforts, in order to cause itself or the Companies to be substituted in all respects for Seller or any Affiliate of Seller (other than the Companies or the Subsidiary), effective as of the Closing, in respect of all Liabilities and other obligations of Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) under the Guarantees, and to cause Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) to be fully released and discharged with respect thereto. With respect to any Guarantees which are not, as of the Closing Date, so replaced with Guarantees of Purchasers in a manner reasonably satisfactory to Seller or with respect to which Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) are not fully released and discharged, each Purchaser shall continue to use commercially reasonable efforts to replace such Guarantees and to cause Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) to be fully released and discharged from their respective Liabilities and other obligations thereunder. From the Closing Date until such time as Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) is fully released from a Guarantee, each Purchaser shall indemnify, save, defend and hold harmless Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) from all Liabilities in any way related to the Guarantees. The indemnity described in this Section 6.03(a) shall not be subject to the limitations set out in Section 11.02(c) of this Agreement, but shall be subject to the method of asserting claims described in Section 11.02(d) of this Agreement. Notwithstanding the foregoing provisions of this Section 6.03(a), Purchasers will not contact any party prior to the Closing to any Guarantee or any underlying obligation without the prior consent of Seller, which consent shall not be unreasonably withheld.

      Treatment of Scheduled Bonds. Without limiting Section 6.03(a), at the Closing, Purchasers shall post a replacement letter of credit or surety bond for the benefit of the beneficiaries thereof in form and substance reasonably satisfactory to Seller and relevant regulators, and issued by a financial institution reasonably satisfactory to Seller in respect of each letter of credit, surety bond and other obligation disclosed in Section 6.03(a) of the Disclosure Schedule, as it may be supplemented prior to Closing (collectively, the "Scheduled Bonds"). At the Closing, Purchasers shall deliver, or cause to be delivered, to Seller, such other documents as may reasonably be requested by Seller in order to permit Seller to effect the full release and discharge of Seller and its Affiliates (other than the Companies or the Subsidiary) as contemplated hereby.

      Employee Matters

      .

      Continuation of Compensation and Benefits. Except as otherwise provided in Sections 6.04(d), (f), (g) and (h), during the period from the Closing Date until twenty-four months following the Closing Date, Purchasers will maintain or will cause to be maintained, or shall cause each Company to maintain, base salary, wages, compensation levels (including without limitation, incentive compensation) and employee pension and welfare benefit plans and programs for the benefit of the employees of each Company, which, in the aggregate, are at least equal to, or equivalent in value to, the wages, compensation levels, and Benefit Plans listed in Section 2.13(a) of the Disclosure Schedule provided to the employees of such Company on the date of this Agreement, plus any salary adjustments made in the ordinary course of business between the date of this Agreement and the Closing Date. For purposes of this Section 6.04, the employees of each Company on the Closing Date shall be the employees listed on Schedule 2.13(b) of each Disclosure Schedule, as modified through the Closing Date to reflect employment changes due to additions, dismissals, retirements or transfers (all in accordance with Section 5.05).

      Service Credit. Purchasers shall provide, or shall cause each Company to provide, each employee of each Company with credit for all service with each Company and its Affiliates for all purposes under each employee benefit plan, program, or arrangement of Purchasers or their Affiliates in which such employee is eligible to participate, except to the extent that such service credit would result in a duplication of benefits with respect to the same period of service.

      Bonuses; Incentive Compensation. The bonus plans and other incentive compensation plans and programs maintained by Seller and/or any of its Affiliates in which the employees of each Company are eligible to participate (including terminated or retired employees who remain eligible to participate under the terms of such plans), as in effect on the date of this Agreement, shall be terminated by Seller as of the Closing Date, with the bonuses and incentive compensation through such date to be paid thereunder by Purchasers in the amount determined by Seller. Seller shall determine such amounts within 90 days of the Closing Date and Purchasers shall pay, or shall cause each Company to pay, such amounts to the affected employees as soon as practicable (but no later than 30 days) after the receipt of such determination. Seller shall reimburse Purchasers for any payments made by Purchasers pursuant to the prior sentence within 30 days of receiving satisfactory evidence of such payment.

      Severance Policy and Other Agreements.

      If the employment of any employee of any Company (other than AEL) is terminated within twenty four months after the Closing Date by (i)  action of either Purchaser or Company (other than AEL) other than for Cause, or (ii) action of an employee following (A) a reduction in such employee's base salary equal to or greater than fifteen percent (15%) or (B) such employee's decision not to relocate more than fifty (50) miles from his or her then current job location, then Purchasers shall pay, or shall cause such Company (other than AEL) to pay, each such employee a lump sum severance benefit (less required tax withholding and other withholding obligations required by statute) in an amount equal to the sum of (x) the product of ten percent (10%) of such employee's base salary multiplied by such employee's "years of service" up to a maximum of one hundred percent (100%) of such base salary, plus (y) six thousand dollars ($6,000) offset by any other severance or termination payments under any Plan, program or agreement made by Purchasers, the Companies or their Affiliates on account of such termination. For purposes of the foregoing, "years of service" shall mean the employee's aggregate total years of service (pro-rated to the date of termination) with such Company (other than AEL), Purchasers and any of their respective Affiliates. Notwithstanding the foregoing, if the employee is a party to an individual change in control severance agreement with such Company (other than AEL) or any of its Affiliates, the terms of such agreement shall apply with respect to any termination of such employee, and the consummation of the transaction contemplated by this Agreement will be deemed to constitute a "Change in Control" for purposes of each such agreement. Purchasers shall honor or cause such Company (other than AEL) to honor all such individual change in control severance agreements with such employees, and Purchasers shall be liable for any amount(s) or benefit(s) due thereunder.

      If the employment of any employee of AEL is terminated within 24 months after the Closing Date by (i) action of either Purchaser or AEL other than for Cause, or (ii) action of an employee following (A) a reduction in such employee's base salary equal to or greater than ten per cent (10%) or (B) such employee's decision not to relocate more than twenty-five (25) miles from his or her then current job location, then Purchasers shall pay, or shall cause AEL to pay, each such employee a lump sum severance benefit (less required tax withholding and other withholding obligations required by statute) as a retiring allowance calculated using the employee's base salary, or the employee's average hourly wage earned per week calculated over the last three months of employment, as applicable. The amount of the retiring allowance payable shall be 2.5 weeks' salary (or average wage) for each completed year of service that the employee has worked with AEL, or an affiliated company, plus the minimum to which the employee would be entitled pursuant to the Employment Standards Code, Statutes of Alberta 1996, chap. E-10.3, as amended as of May 23, 2000. The minimum entitlements under the Employment Standards Code are the following:

      one week, if the employee has been employed by the employer for more than three months but less than two years;

      two weeks, if the employee has been employed by the employer for two years or more but less than four years;

      four weeks, if the employee has been employed by the employer for four years or more but less than six years;

      five weeks, if the employee has been employed by the employer for six years or more but less than eight years;

      six weeks, if the employee has been employed by the employer for eight years or more but less than ten years; or

      eight weeks, if the employee has been employed by the employer for ten years or more;

      provided that the following minimum amounts shall apply:

            in the case of employees generally, a minimum of twelve weeks' salary (or average wage); and

      in the case of employees in a management position, including directors of accounting, land and exploration and the manager of production, a minimum of twenty-six weeks' salary;

      and further provided that there shall be a maximum amount payable equal to seventy-eight weeks' (18 months') pay. An additional $6,000 (Cdn.) shall be paid to the employees to replace the lost collateral benefits. All payments shall be subject to applicable statutory withholding obligations. Notwithstanding the foregoing, if the employee is a party to an individual change in control severance agreement with AEL, the terms of such agreement shall apply with respect to any termination of such employee, and the consummation of the transaction contemplated by this agreement will be deemed to constitute a "change in control" for purposes of each such agreement. Purchasers shall honor or cause AEL to honor all such individual change in control severance agreements with such employees, and Purchasers shall be liable for any amount(s) or benefit(s) due thereunder.

      Benefit Plan Obligations. Except for the matters disclosed in Section 6.04(e) of the Disclosure Schedule or as otherwise provided in this Section 6.04, Purchasers shall be, or shall cause such Company to be, responsible for all obligations existing on the Closing Date (including, without limitation, any such obligations that have been incurred but not yet paid) under any Benefit Plan (including, without limitation, all health and welfare, life insurance and disability plans and programs) applicable to the employees of such Company, and effective as of the Closing Date, MPC, Seller, and their Affiliates (other than such Company) shall have no liability or responsibility for any obligation under any Benefit Plan applicable to the employees of such Company, with respect to claims incurred by such employees or their covered dependents prior to the Closing Date under each Benefit Plan. Expenses and benefits with respect to claims incurred by employees of each Company or their covered dependents on or after the Closing Date shall be the responsibility of Purchasers. For purposes of this paragraph, a claim is deemed incurred when the services that are the subject of the claim are performed; in the case of life insurance, when the death occurs, and, in the case of short-term or long-term disability benefits, when the disability occurs. Purchasers shall, or shall cause each Company to, (i) waive all limitations as to preexisting conditions, exclusions and waiting periods with respect to participation and coverage requirements applicable to the employees of each Company under any Benefit Plan that such employees may be eligible to participate in after the Closing Date and (ii) provide each employee of each Company with credit for any co-payments and deductibles paid prior to the Closing Date in satisfying any applicable deductible or out-of-pocket requirements under any Benefit Plan in which such employee is eligible to participate after the Closing Date.

      401(k) Plan.

      Effective as of the Closing Date, Purchasers shall provide, or shall cause each Company (other than AEL) to provide, for the eligible employees of each Company (other than AEL) a plan pursuant to Section 401(a) and Section 401(k) of the Code (the " Purchasers' 401(k) Plan") which shall provide for elective deferral and loan entitlements, and which shall further provide for the acceptance of a trust to trust transfer and rollover distributions from MPC's Qualified Plans and/or conduit individual retirement accounts established by any such employees to the extent such transfers or rollovers are consistent with Code Section 401(k)(10) and all other applicable Code requirements. Purchasers shall take all actions required to obtain, and shall obtain, a favorable determination letter from the IRS on the tax qualified status of Purchasers' 401(k) Plan. Employees of each Company (other than AEL) shall cease to accrue benefits and service credits under The Montana Power Company and Subsidiaries Employee Retirement Savings Plan (the "Seller's 401(k) Plan") as of the Closing Date.

      Effective as of the Closing Date, Purchasers shall cause AEL to continue to provide the "Savings Plan for Employees of Altana Exploration Ltd." which became effective March 1, 1998, as referenced in Section 2.13(a) of the Disclosure Schedule to those employees of AEL who are, or who subsequently become, eligible to participate.

      Pension Plan.

      To the extent that Purchasers maintains a defined benefit pension plan pursuant to Section 401(a) of the Code (the "Purchasers' Pension Plan") that provides accrued benefits to eligible employees of any Company (other than AEL) at least equal to the accrued benefits of those employees as of the Closing Date under The Montana Power Company Pension Plan (the "Seller's Pension Plan"), assets and/or cash, as determined by MPC, equal to such accrued benefits shall be transferred from Seller's Pension Plan to Purchasers' Pension Plan. The assets and/or cash to be transferred to Purchasers' Pension Plan shall equal the aggregate present value of such accrued benefits on a termination basis as of the Closing Date (within the meaning of Treasury Regulation Section 1.414(1)-(b)(5)), as determined by Seller's actuary in accordance with the requirements of Code Section 414(l). The transfer of assets and/or cash to accomplish the above shall occur as soon as administratively possible after the Closing Date. As of the Closing Date, employees of each Company (other than AEL) shall cease to participate in Seller's Pension Plan, and no further benefits shall be accrued under Seller's Pension Plan.

      Effective as of the Closing Date, Purchasers shall cause AEL to continue to provide the AEL Retirement Plan and the Canadian Defined Benefit Plan to those employees of AEL who are, or who subsequently become, eligible to participate.

      Stock Option Obligation.

      On the Closing Date, each unvested stock option on MPC common stock issued under any plan or program of MPC or its Affiliates under which the employees of any Company (other than AEL) have previously been awarded stock options on MPC common stock (an " MPC Stock Option") shall be cancelled, and the holder thereof shall be entitled to receive on the Closing Date or as soon as practicable thereafter, from Purchasers as consideration for such cancellation, an amount in cash (less required tax withholding and other withholding obligations required by statute) equal to the product of (x) the number of shares previously subject to such MPC Stock Option and (y) the excess, if any, of the market price per share (the average of the daily closing price for the underlying MPC common stock as reported on the New York Stock Exchange Composite Tape for the five (5) consecutive trading days ending on the trading day immediately preceding the Closing Date) over the exercise price per share of the cancelled MPC Stock Option.

      On the Closing Date, each MPC Stock Option in relation to employees of AEL shall be cancelled, and the holder thereof shall be entitled to receive on the Closing Date or as soon as practicable thereafter, from Purchasers as consideration for such cancellation, an amount in cash equal to the product of (x) the number of shares previously subject to such MPC Stock Option and (y) the excess, if any, of the market price per share (the average of the daily closing price for the underlying MPC common stock as reported on the New York Stock Exchange Composite Tape for the five (5) consecutive trading days ending on the trading day immediately preceding the Closing Date) over the exercise price per share of the cancelled MPC Stock Option.

      Continuing Obligation. If Purchasers sell or otherwise dispose of all or substantially all of the stock or assets of any Company within twenty-four months of the Closing Date, or such other longer time period as may be applicable to any individual change in control severance agreement between an employee of any Company and such Company or any of its Affiliates, Purchasers shall, in connection with such disposition cause the transferee of such stock or assets to honor the provisions of this Section 6.04 until twenty-four months after the Closing Date, or such other longer time period as may be applicable under any individual change in control severance agreement.

      Fulfillment of Conditions

      . Each Purchaser will take all commercially reasonable steps necessary or desirable and proceed diligently and in good faith to satisfy each condition to the obligations of Seller contained in this Agreement and will not take or fail to take any action that could reasonably be expected to result in the nonfulfillment of any such condition.

      Communication Between the Parties

      . If a Purchaser develops information prior to the Closing that leads a Purchaser to believe that Seller has breached a representation or warranty under this Agreement, such Purchaser shall inform Seller of such potential breach as soon as possible, but in any event, at or prior to Closing.

      Retention of Obligations Concerning Certain Assets

      . During the period from the Closing Date until July 1, 2002, Purchasers shall, or shall cause the Companies to, assure that any transfer, sale or conveyance of any Oil and Gas Asset disclosed in Section 6.07 of the Disclosure Schedule shall be made subject to the terms of that certain Amended and Restated Gas Purchase Agreement effective as of the Closing Date between the Montana Power Company Distribution Services Business Unit and The Montana Power Gas Company and AEL and that any transferee of such Oil and Gas Asset expressly assume and acknowledge the terms of such agreement (in form and substance reasonably satisfactory to Seller).

      CONDITIONS TO OBLIGATIONS OF PURCHASERS

      The obligations of Purchasers hereunder to purchase the Shares and the AEC Canadian Assets and to assume and pay, perform and discharge the AEC Canadian Liabilities are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Canadian Purchaser in its sole discretion):

      Representations and Warranties

      . The representations and warranties made by Seller in this Agreement, taken as a whole, shall be true and correct, in all respects material to the validity and enforceability of this Agreement and the Operative Agreements and to the Business or Condition of the Companies, on and as of the Closing Date as though made on and as of the Closing Date or, in the case of representations and warranties made as of a specified date earlier than the Closing Date, on and as of such earlier date; provided, however, that for the purpose of this Section 7.01, the words "material adverse effect" or any other references to materiality will be deemed to be excluded from the representations and warranties made by Seller (provided such exclusion does not apply to the qualifications in Section 2.09(b)).

      Performance

      . Seller and AEC shall have performed and complied with, in all material respects, the agreements, covenants and obligations required by this Agreement to be so performed or complied with by Seller and AEC at or before the Closing.

      Officers' Certificates

      . Seller shall have delivered to Purchasers a certificate, dated the Closing Date and executed in the name and on behalf of Seller by the Chairman of the Board, the President or any Executive Vice President of Seller, substantially in the form and to the effect of Exhibit E hereto, and a certificate, dated the Closing Date and executed by the Secretary or any Assistant Secretary of Seller, substantially in the form and to the effect of Exhibit F hereto.

      Exon-Florio

      . Purchasers shall have received written notice from CFIUS of its determination pursuant to the Exon-Florio Amendment not to undertake an investigation of the transactions contemplated by this Agreement and the Operative Agreements.

      Orders and Laws

      . There shall not be in effect on the Closing Date any Order or Law restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement or any of the Operative Agreements.

      Regulatory Consents and Approvals

      . All consents, approvals and actions of, filings with and notices to any Governmental or Regulatory Authority disclosed in Schedules 4.03 and 4.04 necessary to permit each Purchaser, Seller and AEC to perform their obligations under this Agreement and the Operative Agreements and to consummate the transactions contemplated hereby and thereby shall have been duly obtained, made or given and shall be in full force and effect, and all terminations or expirations of waiting periods imposed by any Governmental or Regulatory Authority necessary for the consummation of the transactions contemplated by this Agreement, including under the HSR Act, shall have occurred.

      Third Party Consents

      . The consents (or in lieu thereof waivers) listed in Section 7.07 of the Disclosure Schedule shall have been obtained and shall be in full force and effect.

      Section 116 Certificate

      . Seller and AEC shall request certificates pursuant to section 116 of the Income Tax Act (Canada) with respect to the sale of the Seller AEL Shares, the Canadian AEL Shares and the AEC Canadian Assets having certificate limits equal to or greater than the amounts allocated to such purchases and paid by Purchasers at Closing. If Seller and AEC fail to obtain such certificates or obtain a certificate with a certificate limit less than the amount to be paid for the Seller AEL Shares, the Canadian AEL Shares and the AEC Canadian Assets by Purchasers at Closing, Purchasers shall withhold the amount required to be withheld in accordance with section 116 and shall deposit such amount in an interest bearing trust account of Purchasers' Canadian counsel. The principal and interest from such deposit (or a proportionate amount in the case of a certificate limit less than the relevant portion of the Purchase Price) shall be released to the Seller or AEC upon delivery of a certificate pursuant to section 116. If the Seller and AEC have not become entitled to the release of all monies held in trust prior to the date that is 30 days after the end of the month in which the Closing occurs, any remaining amount shall be remitted to the Receiver General of Canada on such date. In that regard, promptly following the date of this Agreement, the parties shall agree upon the portion of the Purchase Price allocable to the Seller AEL Shares, the Canadian AEL Shares and the AEC Canadian Assets and such allocation shall be consistent with the provisions of Section 9.07.

      Deliveries

      . AEC shall have delivered to Canadian Purchaser the General Assignment and the other Assignment Instruments.

      CONDITIONS TO OBLIGATIONS OF SELLER AND AEC

      The obligations of Seller and AEC hereunder to sell the Shares and AEC Canadian Assets are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Seller in its sole discretion):

      Representations and Warranties

      . The representations and warranties made by each Purchaser in this Agreement, taken as a whole, shall be true and correct in all material respects on and as of the Closing Date as though made on and as of the Closing Date.

      Performance

      . Each Purchaser shall have performed and complied with, in all material respects, the agreements, covenants and obligations required by this Agreement to be so performed or complied with by each Purchaser at or before the Closing.

      Officers' Certificates

      . Each Purchaser shall have delivered to Seller a certificate, dated the Closing Date and executed in the name and on behalf of each Purchaser by the Chairman of the Board, the President or any Executive or Senior Vice President of each Purchaser, substantially in the form and to the effect of Exhibit G hereto, and a certificate, dated the Closing Date and executed by the Secretary or any Assistant Secretary of each Purchaser, substantially in the form and to the effect of Exhibit H hereto.

      Exon-Florio

      . Purchasers shall have received written notice from CFIUS of its determination pursuant to the Exon-Florio Amendment not to undertake an investigation of the transactions contemplated by this Agreement and the Operative Agreements.

      Orders and Laws

      . There shall not be in effect on the Closing Date any Order or Law restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement or any of the Operative Agreements.

      Regulatory Consents and Approvals

      . All consents, approvals and actions of, filings with and notices to any Governmental or Regulatory Authority disclosed in Sections 2.06 and 2.07 of the Disclosure Schedule necessary to permit Seller, AEC and each Purchaser to perform their obligations under this Agreement and the Operative Agreements and to consummate the transactions contemplated hereby shall have been duly obtained, made or given and shall be in full force and effect, and all terminations or expirations of waiting periods imposed by any Governmental or Regulatory Authority necessary for the consummation of the transactions contemplated by this Agreement and the Operative Agreements, including under the HSR Act, shall have occurred.

      Third Party Consents

      . The consents (or in lieu thereof waivers) listed in Section 8.07 of the Disclosure Schedule shall have been obtained and shall be in full force and effect.

      Deliveries

      . Canadian Purchaser shall have delivered to AEC the Assumption Agreement and the other Assumption Instruments.

      TAX MATTERS AND POST-CLOSING TAXES

      Income Taxes

      .

      Seller shall prepare or cause to be prepared and file or cause to be filed all Income Tax Returns for the Companies and the Subsidiary for Tax periods of the Companies and the Subsidiary ending on or prior to the Closing Date which are filed after the Closing Date. Each Company will furnish Tax information to Seller and MPC for inclusion in the relevant Income Tax Returns in accordance with the past custom and practice of the Companies and the Subsidiary. Seller shall pay all amounts shown as owing on such U.S. Income Tax Returns, and shall reimburse Canadian Purchaser for all amounts shown as owing on such Income Tax Returns to be filed in Canada. Seller shall be liable for unpaid Income Taxes of each Company and the Subsidiary for periods ending on or prior to the Closing Date including all Taxes related to the Code section 338(h)(10) election.

      Seller shall prepare or cause to be prepared and Purchasers shall file or cause to be filed any U.S. Income Tax Returns of the Companies for Tax periods of the Companies which begin before the Closing Date and end after the Closing Date. Each Company will furnish Tax information to Seller and MPC for inclusion in the relevant U.S. Income Tax Returns in accordance with the past custom and practice of the Companies. Seller shall pay to Purchasers within fifteen business days after the date on which U.S. Income Taxes are paid with respect to such periods an amount equal to the portion of the amounts shown as owing on such U.S. Income Tax Returns which relates to the portion of such Tax period ending on the Closing Date to the extent such amounts are not reflected in a current reserve for tax liability on such Company's financial statements made available to Purchasers pursuant to Section 2.09(a)(ii) or Section 5.06 hereof or otherwise accrued as a current liability on the Closing Date. The portion of such U.S. Income Tax which relates to the portion of such Tax period ending on the Closing Date shall be deemed equal to the amount which would be payable if the relevant Tax period ended on the Closing Date. All determinations necessary to give effect to the foregoing allocations shall be made by Seller in a manner consistent with prior practice of the Companies. Seller shall be liable for U.S. Income Taxes of each Company which are attributable to periods ending on or prior to the Closing Date pursuant to this Section 9.01(b) to the extent such Taxes are not reflected in a reserve for tax liability on such Company's financial statements made available to Purchasers pursuant to Section 2.09(a)(ii) or Section 5.06 hereof or otherwise accrued as a current liability on the Closing Date. Purchasers shall be liable for U.S. Income Taxes of each Company which are attributable to periods after the Closing Date pursuant to this Section 9.01(b).

      Taxes Other Than Income Taxes

      .

      Seller shall prepare and file for the Companies and the Subsidiary all Tax Returns for Taxes other than Income Taxes required to be filed on or prior to the Closing Date. Seller shall prepare such Tax Returns in a manner consistent with the prior practices of the Companies and shall pay all amounts shown as due on such Tax Returns.

      Purchasers shall prepare and file for the Companies and the Subsidiary all Tax Returns for Taxes other than Income Taxes required to be filed after the Closing Date, even if such Tax Returns relate to periods prior to the Closing Date. Purchasers shall pay all amounts shown as due on such Tax Returns and shall be liable for all Taxes other than Income Taxes properly attributable to the periods covered by such returns (provided that all such amounts have been accrued as a current liability as of the Closing) and to periods after the Closing Date.

      Tax Adjustments

      .

      Any Income Tax refunds that are received by Purchasers or any Company, and any amounts credited against Income Tax to which Purchasers or any Company become entitled, that relate to Tax periods or portions thereof ending on or before the Closing Date shall be for the account of Seller, and Purchasers shall pay over to Seller any such refund or the amount of any such credit within fifteen days after receipt or entitlement thereto. In addition, to the extent that a claim for refund or a proceeding results in a payment or credit against Income Tax by a taxing authority to Purchasers or any Company of any amount accrued on such Company's financial statements made available to Purchasers pursuant to Section 2.09(a)(ii) or Section 5.06 hereof, or otherwise accrued as a liability on the Closing Date, Purchasers shall pay such amount to Seller within fifteen days after receipt or an actual reduction in Taxes paid by Purchasers.

      Any increase in Income Tax liability of any Company which is the responsibility of Seller under the provisions of Section 9.01(a) or Section 9.01(b) shall be paid by Seller to Purchasers or the relevant Governmental or Regulatory Authority as appropriate, provided Seller has the right to control the handling and disposition of the audit and any related administrative or court proceeding which might give rise to such increase in Income Tax liability of any Company. Purchasers shall, and shall cause such Company and the Subsidiary to, cooperate fully with Seller with respect to the handling and disposition of any such audit or related administrative or court proceeding at Seller's sole cost or expense. Any settlement with the relevant Governmental or Regulatory Authority which may increase Purchasers' Income Tax liability after the Closing Date shall require Canadian Purchaser's prior approval, such approval not to be unreasonably withheld or delayed.

      Any increase or decrease in Taxes other than Income Taxes of any Company or the Subsidiary resulting from adjustments made after the Closing Date shall be for the account of Purchasers.

      Seller has the right to control the initiation, handling and disposition of a competent authority proceeding, to the extent such a proceeding may be deemed necessary in the sole discretion of MPC or its successors in interest, to recover Income Taxes paid to Canada relating to sales of property between MPC and CMG during the 1995 taxable year. Purchasers shall, and shall cause the Companies to, cooperate fully with MPC, at MPC's sole cost and expense, in pursuing competent authority and any related administrative or court proceeding. Any refund of Income Taxes resulting from the competent authority proceeding contemplated by this Section 9.03(d) shall be held for the account of MPC and shall be paid over to MPC within fifteen days after receipt or an actual reduction in Taxes paid by Purchasers thereto.

      Tax Sharing Agreements

      . All tax sharing agreements or similar agreements or policies (verbal or otherwise) with respect to or involving any Company or the Subsidiary shall be terminated as of the Closing Date and, after the Closing Date, no Company nor the Subsidiary shall be bound thereby or have any liability thereunder.

      Transfer Taxes

      . All transfer, documentary, sales, use, stamp, registration, and other such Taxes and fees imposed by Canada or a political subdivision thereof (including any penalties and interest) incurred in connection with this Agreement shall be paid by Canadian Purchaser when due, and Canadian Purchaser will, at its own expense, file all necessary Tax Returns and other documentation with respect to all such transfer, documentary, sales, use, stamp, registration and other Taxes and fees. All other such Taxes shall be paid by Seller.

      Post-Closing Transactions not in the Ordinary Course

      . Purchasers and Seller agree to report all transactions not in the ordinary course of business occurring on the Closing Date after Purchasers' purchase of the stock of the Companies on Purchasers' U.S. Income Tax Return to the extent permitted by Treas. Reg. section 1.1502-76(b)(1)(B).

      Allocation of Purchase Price

      . Purchasers and Seller shall make a Code section 338(h)(10) election as provided in Section 9.08 of this Agreement, Purchasers and Seller shall cooperate fully with each other in the making of such election. In particular, and not by way of limitation, Purchasers and Seller shall, within 90 days of the Closing Date, jointly prepare and execute Internal Revenue Service Forms 8023 and 8594 and any attachments to be filed therewith, in accordance with applicable law. Purchasers, the Companies, the Subsidiary and Seller will file all Tax Returns (including all amended returns and claims for refund) and information reports in a manner consistent with such allocation.

      Section 338(h)(10) Election

. Seller will join with Purchasers in making an election under Code Section 338(h)(10) (and any corresponding elections under state, local, or foreign tax law) with respect to the purchase and sale of the stock of the Companies hereunder.

SURVIVAL; NO OTHER REPRESENTATIONS

Survival of Representations, Warranties, Covenants and Agreements

. The representations and warranties contained in Articles II, III and IV and the covenants and agreements contained in this Agreement (other than those set forth in Article IX ) will survive the Closing until twelve (12) months from the Closing Date, except that any representation, warranty, covenant or agreement that would otherwise terminate will continue to survive if a Claim Notice or Indemnity Notice (as applicable) shall have been timely given in good faith based on facts reasonably expected to establish a valid claim under Article XI on or prior to such termination date, until the related claim for indemnification has been satisfied or otherwise resolved as provided in Article XI. This Section shall not limit in any way the survival and enforceability of any covenant or agreement of the parties hereto which by its terms contemplates performance after the Closing Date, which shall survive for the respective periods set forth herein.

No Other Representations

. Notwithstanding anything to the contrary contained in this Agreement, it is the explicit intent of each party hereto that neither Seller, AEC nor anyone on their behalf, including Seller's advisor Goldman, Sachs & Co., is making any representation or warranty whatsoever, express or implied, including but not limited to any implied representation or warranty as to condition, merchantability or suitability as to any of the AEC Canadian Assets or other properties of AEC, except those representations and warranties made by Seller and contained in Articles II and III and in any certificate delivered pursuant to Section 7.03. It is understood that, except to the extent otherwise expressly provided herein, the Canadian Purchaser takes the AEC Canadian Assets "as is" and "where is". In particular, Seller makes no representation or warranty to Purchasers with respect to (i) the information set forth in the confidential offering memorandum or (ii) any financial projection or forecast relating to the Business or Condition of the Companies. With respect to any projection or forecast delivered by or on behalf of Seller to Purchasers, each Purchaser acknowledges that (i) there are uncertainties inherent in attempting to make such projections and forecasts, (ii) it is familiar with such uncertainties, (iii) it is taking full responsibility for making its own evaluation of the adequacy and accuracy of all such projections and forecasts furnished to it and (iv) it shall have no claim against Seller with respect thereto.

INDEMNIFICATION

Tax Indemnity

. Seller shall indemnify each Purchaser against, and hold it harmless from and against, any and all Adverse Consequences suffered, incurred or sustained by it or to which it becomes subject, resulting from, arising out of or relating to any breach of Seller's obligations pursuant to Article IX, which indemnity shall survive the Closing and not be subject to the limitations contained in Section 10.01 or Section 11.02(d).

Indemnification

.

Subject to paragraph (d) and (e) of this Section and the other Sections of this Article XI, Seller shall indemnify each Purchaser in respect of, and hold it harmless from and against, any and all Adverse Consequences suffered, incurred or sustained by it or to which it becomes subject, resulting from, arising out of or relating to (i) any breach of representation or warranty or (ii) nonfulfillment of or failure to perform any covenant or agreement on the part of Seller contained in this Agreement.

Seller shall indemnify each Purchaser in respect of, and hold it harmless from and against, any and all Adverse Consequences suffered, incurred or sustained by it or to which it becomes subject, resulting from, arising out of or relating to any Environmental Law, or the existence, discharge or disposal of any Hazardous Materials, resulting from or arising out of the operation of the business of any Company or the Subsidiary prior to the Closing related to the Assets and Properties and Oil and Gas Assets previously owned, leased or operated by any Company or the Subsidiary or any predecessor of any of them and not owned, leased or operated by any Company or the Subsidiary at Closing, which indemnity shall survive the Closing and not be subject to the limitations contained in Section 10.01 or Section 11.02(d).

Subject to the other Sections of this Article XI, each Purchaser shall indemnify Seller and its directors, officers, employees and agents in respect of, and hold each of them harmless from and against, (i) any and all Adverse Consequences suffered, incurred or sustained by any of them or of or relating to any Company or the Subsidiary, including, without limitation, all Adverse Consequences (x) subject to Section 11.02(b) and (e), arising out of or relating to any Environmental Law and (y) resulting from or arising out of the operation of the business of any Company or the Subsidiary before or after the Closing, (ii) any and all Adverse Consequences suffered, incurred or sustained by them, or to which they become subject, resulting from, arising out of or relating to any breach of (x) a representation or warranty or (y) nonfulfillment of or breach of or failure to perform any covenant or agreement on the part of each Purchaser contained in this Agreement, (iii) any and all Adverse Consequences to Seller relating to Taxes resulting from any transaction not in the ordinary course of business occurring on the Closing Date after Purchasers' purchase of the stock of the Companies and the AEC Canadian Assets and (iv) any and all Adverse Consequences suffered, incurred or sustained by Seller or AEC, or to which Seller or AEC become subject, resulting from, arising out of or relating to any and all AEC Canadian Liabilities.

Notwithstanding anything to the contrary contained in this Agreement, no amounts of indemnity shall be payable as a result of any claim in respect of any and all Adverse Consequences arising under paragraph (a)(i) or (c)(ii)(x) of this Section 11.02:

(i) (A) unless, with respect to any claim, such claim involves Adverse Consequences in excess of $50,000;

(B) (i) with respect to all Adverse Consequences other than in connection with Section 3.17, unless, until and then only to the extent that the Indemnified Party has suffered, incurred, sustained or become subject to Adverse Consequences referred to in such paragraph in excess of 1% of the Purchase Price in the aggregate; or

(ii) solely with respect to Section 3.17(a) unless, until and then only to the extent that the Indemnified Party has suffered, incurred, sustained or become subject to Adverse Consequences in excess of $2.5 million in the aggregate; or

(iii) solely with respect to Section 3.17(b) unless, until and then only to the extent that the Indemnified Party has suffered, incurred, sustained or become subject to Adverse Consequences in excess of $5 million in the aggregate;

(C) after the Indemnified Party has received payments in respect of claims made under such paragraph in the aggregate equal to 100% of the Purchase Price; and

(D) unless the Indemnified Party has given the Indemnifying Party a Claim Notice or Indemnity Notice, as applicable, with respect to such claim, setting forth in reasonable detail the specific facts and circumstances pertaining thereto, (A) as soon as practical following the time at which the Indemnified Party discovered or reasonably should have discovered such claim and (B) in any event prior to the applicable Cut-off Date;

(ii) to the extent that the Indemnified Party had a reasonable opportunity, but failed, in good faith to mitigate the Adverse Consequences, including but not limited to the failure to use commercially reasonable efforts to recover under a contractual right of set-off or indemnity; or

(iii) to the proportionate extent it arises from or was caused by actions taken or failed to be taken by the Indemnified Party or any of its Affiliates after the Closing.

In addition to the indemnities contained in clauses (a) and (b) of this Section 11.02, Seller shall indemnify each Purchaser in respect of, and hold it harmless from and against, any and all Adverse Consequences suffered, incurred or sustained by it or to which it becomes subject, resulting from, arising out of or relating to any violation of Environmental Law; provided that such violation (i) requires prompt remediation, and (ii) results from or arises out of the operation of any business of any Company or the Subsidiary prior to Closing (a "Pre-Closing Environmental Liability"). Notwithstanding anything to the contrary contained in this Agreement, no amounts of indemnity shall be payable as a result of any claim in respect of any and all Pre-Closing Environmental Liabilities arising under this paragraph:

(i) (A) unless, with respect to Pre-Closing Environmental Liabilities in any single state or province, such claim involves Adverse Consequences in excess of $500,000;

(B) unless, until and then only to the extent that Purchaser has suffered, incurred, sustained or become subject to Pre-Closing Environmental Liabilities in excess of 1% of the Purchase Price in the aggregate; and

(C) unless a Purchaser has given Seller a Claim Notice or Indemnity Notice, as applicable, with respect to such claim, setting forth in reasonable detail the specific facts and circumstances pertaining thereto, no later than one year from the Closing Date;

(ii) to the extent that a Purchaser failed to exhaust all efforts to recover under a contractual right of set-off or indemnity to which any Purchaser or any Company is entitled; provided, that the failure to exhaust all efforts shall only serve to reduce Seller's liabilities for the amount of Pre-Closing Environmental Liabilities which would have been recoverable under such contractual right of setoff or indemnity.

(iii) to the proportionate extent it arises from or was caused by actions taken or failed to be taken by a Purchaser or any of its Affiliates after the Closing;

All amounts of indemnity payable as a result of any and all Adverse Consequences relating to Pre-Closing Environmental Liability arising under this paragraph shall be excluded from the calculation of the dollar amount of Adverse Consequences set forth in Section 11.02(d)(i)(B). If a Purchaser makes a claim against, and recovers from, a third party with respect to any Pre-Closing Environmental Liability and Seller has made an indemnity payment to a Purchaser with respect to such Pre-Closing Environmental Liability, then Purchasers shall reimburse Seller such amounts recovered, net of any third party costs of collection.

Net Indemnity Payments

. Any amounts payable under Section 11.01 or Section 11.02 shall be treated by Purchasers and Seller as an adjustment to the Purchase Price of the Shares, and shall be calculated after giving effect to (a) any proceeds received from insurance policies covering the damage, loss, liability, or expense that is the subject to the claim for indemnity and (b) the actual realized tax benefit to the Indemnified Party resulting from the damage, loss, liability, or expense that is the subject of the indemnity; provided that to the extent that any tax benefit is realized in a tax year other than the year in which the indemnity is paid, the Indemnified Party shall make a payment to the Indemnifying Party in the amount of such realized tax benefit in the year in which it is realized. For purposes of this Section 11.03, an actual tax benefit is an actual reduction in taxes payable

Method of Asserting Claims

. All claims for indemnification by any Indemnified Party under Section 11.01 or Section 11.02 will be asserted and resolved as follows:

In the event any claim or demand in respect of which an Indemnified Party might seek indemnity under Section 11.01 or Section 11.02 is asserted against or sought to be collected from such Indemnified Party by a Person other than Seller or any Affiliate of Seller or a Purchaser (a "Third Party Claim"), the Indemnified Party shall deliver a Claim Notice with reasonable promptness to the Indemnifying Party. The Indemnifying Party will notify the Indemnified Party as soon as practicable within the Dispute Period whether the Indemnifying Party disputes its liability to the Indemnified Party under Section 11.01 or Section 11.02 and whether the Indemnifying Party desires, at its sole cost and expense, to defend the Indemnified Party against such Third Party Claim.

If the Indemnifying Party notifies the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Indemnified Party with respect to the Third Party Claim pursuant to this Section 11.04(a), then the Indemnifying Party will have the right to defend, at the sole cost and expense of the Indemnifying Party, such Third Party Claim by all appropriate proceedings, which proceedings will be vigorously and diligently prosecuted by the Indemnifying Party to a final conclusion or will be settled at the discretion of the Indemnifying Party (but only with the consent of the Indemnified Party, which consent will not be unreasonably withheld, in the case of any settlement that provides for any relief other than the payment of monetary damages as to which the Indemnified Party will be indemnified in full). The Indemnifying Party will have full control of such defense and proceedings, including (except as provided in the immediately preceding sentence) any settlement thereof; provided, however, that if requested by the Indemnifying Party, the Indemnified Party will, at the sole cost and expense of the Indemnifying Party, cooperate with the Indemnifying Party and its counsel in contesting any Third Party Claim that the Indemnifying Party elects to contest, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnified Party or any of its Affiliates). The Indemnified Party may retain separate counsel to represent it in, but not control, any defense or settlement of any Third Party Claim controlled by the Indemnifying Party pursuant to this clause (i), and the Indemnified Party will bear its own costs and expenses with respect to such separate counsel except as provided in the preceding sentence and except that the Indemnifying Party will pay the costs and expenses of such separate counsel if (x) in the Indemnified Party's good faith judgment, it is advisable, based on advice of counsel, for the Indemnified Party to be represented by separate counsel because a conflict or potential conflict exists between the Indemnifying Party and the Indemnified Party or (y) the named parties to such Third Party Claim include both the Indemnifying Party and the Indemnified Party and the Indemnified Party determines in good faith, based on advice of counsel, that defenses are available to it that are unavailable to the Indemnifying Party. Notwithstanding the foregoing, the Indemnified Party may retain or take over the control of the defense or settlement of any Third Party Claim the defense of which the Indemnifying Party has elected to control if the Indemnified Party irrevocably waives its right to indemnity under Section 11.01 or Section 11.02 with respect to such Third Party Claim.

If the Indemnifying Party fails to notify the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Third Party Claim pursuant to Section 11.04(a), then the Indemnified Party will have the right to defend, at the sole cost and expense of the Indemnifying Party, the Third Party Claim by all appropriate proceedings, which proceedings will be vigorously and diligently prosecuted by the Indemnified Party to a final conclusion or will be settled at the discretion of the Indemnified Party (with the consent of the Indemnifying Party, which consent will not be unreasonably withheld). The Indemnified Party will have full control of such defense and proceedings, including (except as provided in the immediately preceding sentence) any settlement thereof; provided, however, that if requested by the Indemnified Party, the Indemnifying Party will, at the sole cost and expense of the Indemnifying Party, cooperate with the Indemnified Party and its counsel in contesting any Third Party Claim which the Indemnified Party is contesting, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnifying Party or any of its Affiliates). Notwithstanding the foregoing provisions of this clause (ii), if the Indemnifying Party has notified the Indemnified Party within the Dispute Period that the Indemnifying Party disputes its liability hereunder to the Indemnified Party with respect to such Third Party Claim and if such dispute is resolved in favor of the Indemnifying Party in the manner provided in clause (iii) below, the Indemnifying Party will not be required to bear the costs and expenses of the Indemnified Party's defense pursuant to this clause (ii) or of the Indemnifying Party's participation therein at the Indemnified Party's request, and the Indemnified Party will reimburse the Indemnifying Party in full for all reasonable costs and expenses incurred by the Indemnifying Party in connection with such litigation. The Indemnifying Party may retain separate counsel to represent it in, but not control, any defense or settlement controlled by the Indemnified Party pursuant to this clause (ii), and the Indemnifying Party will bear its own costs and expenses with respect to such participation.

If the Indemnifying Party notifies the Indemnified Party that it does not dispute its liability to the Indemnified Party with respect to the Third Party Claim under Section 11.02 or fails to notify the Indemnified Party within the Dispute Period whether the Indemnifying Party disputes its liability to the Indemnified Party with respect to such Third Party Claim, the Adverse Consequences arising from such Third Party Claim will be conclusively deemed a liability of the Indemnifying Party under Section 11.01 or Section 11.02 and the Indemnifying Party shall pay the amount of such Adverse Consequences to the Indemnified Party on demand following the final determination thereof. If the Indemnifying Party has timely disputed its liability with respect to such claim, the Indemnifying Party and the Indemnified Party will proceed in good faith to negotiate a resolution of such dispute, and if not resolved through negotiations within the Resolution Period, such dispute shall be resolved by litigation in a court of competent jurisdiction.

In the event any Indemnified Party should have a claim under Section 11.01 or Section 11.02 against any Indemnifying Party that does not involve a Third Party Claim, the Indemnified Party shall deliver an Indemnity Notice with reasonable promptness to the Indemnifying Party. If the Indemnifying Party notifies the Indemnified Party that it does not dispute the claim described in such Indemnity Notice or fails to notify the Indemnified Party within the Dispute Period whether the Indemnifying Party disputes the claim described in such Indemnity Notice, the Adverse Consequences arising from the claim specified in such Indemnity Notice will be conclusively deemed a liability of the Indemnifying Party under Section 11.01 or Section 11.02 and the Indemnifying Party shall pay the amount of such Adverse Consequences to the Indemnified Party on demand following the final determination thereof. If the Indemnifying Party has timely disputed its liability with respect to such claim, the Indemnifying Party and the Indemnified Party will proceed in good faith to negotiate a resolution of such dispute, and if not resolved through negotiations within the Resolution Period, such dispute shall be resolved by litigation in a court of competent jurisdiction.

In the event of any claim for indemnity under this Article XI, each party agrees to give the other party and its Representatives reasonable access to its Books and Records and employees in connection with the matters for which indemnification is sought to the extent such other party reasonably deems necessary in connection with its rights and obligations under this Article XI.

Exclusivity.

After the Closing, to the extent permitted by Law, the indemnities set forth in this Article XI shall be the exclusive remedies of Purchasers, Seller and AEC and their respective officers, directors, employees, agents and Affiliates for any misrepresentation, breach of warranty or nonfulfillment or failure to be performed of any covenant or agreement contained in this Agreement, and the parties shall not be entitled to a rescission of this Agreement or to any further indemnification rights or claims of any nature whatsoever in respect thereof, all of which the parties hereto hereby waive.

TERMINATION

Termination

. This Agreement may be terminated, and the transactions contemplated hereby may be abandoned, at any time prior to the Closing:

by mutual written agreement of Seller and Purchasers;

by Seller or Purchasers, in the event that any Order or Law becomes effective, and is non-appealable, restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement or any of the Operative Agreements, upon prior written notification of the non-terminating party by the terminating party;

by Seller or Purchasers (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained herein) if there shall have been a material breach of any of the representations, warranties, covenants or other agreements contained in this Agreement on the part of the other party, which breach either (i) is not cured with fifteen (15) days following written notice by the terminating party to the party committing such breach, or (ii) by its nature, cannot be cured prior to December 31, 2000; or

at any time after December 31, 2000 by Seller or Purchasers upon notification of the non-terminating party by the terminating party if the Closing shall not have occurred on or before such date and such failure to consummate is not caused by a breach of this Agreement by the terminating party.

Effect of Termination

. If this Agreement is validly terminated pursuant to Section 12.01, this Agreement will forthwith become null and void, and there will be no liability or obligation on the part of Seller or Purchasers (or any of their respective officers, directors, employees, agents or other representatives or Affiliates), except (i) that the provisions with respect to expenses in Section 14.04 and confidentiality in Section 14.06 will continue to apply following any such termination and (ii) that nothing contained herein shall relieve any party hereto from liability for willful breach of its representations, warranties, covenants or agreements contained in this Agreement.

DEFINITIONS

Definitions

.

Defined Terms. As used in this Agreement, the following defined terms have the meanings indicated below:

"Acquisition Proposal" means any proposal for a merger or other business combination to which the Companies are a party or the direct or indirect acquisition of any material equity interest in, or a substantial portion of the assets of the Companies other than the transactions contemplated by this Agreement.

"Actions or Proceedings" means any action, suit, proceeding, claims, demands, complaints, arbitration or Governmental or Regulatory Authority investigation.

"Adverse Consequences" means all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, deficiencies, costs, liabilities, obligations, taxes, liens, losses, expenses, and fees, including, without limitation, court costs, interest and reasonable fees of attorneys, accountants and other experts or other reasonable expenses of litigation or other proceedings or of any claim, default or assessment.

"AEC" has the meaning ascribed to it in the forepart of this Agreement.

"AEC Canadian Assets" has the meaning ascribed to it in Section 1.02 of this Agreement.

"AEC Canadian Liabilities" has the meaning ascribed to it in Section 1.02 of this Agreement.

"AEL" has the meaning ascribed to it in the forepart of this Agreement.

"AEL Retirement Plan" means the Altana Exploration Ltd. Employee Retirement Plan as amended, and as modified by that resolution made June 9, 2000 by the Board of Directors of AEL at its meeting duly and regularly called and held June 9, 2000 and the Canadian-Montana Gas Company Limited Employee Retirement Plan, as amended.

"AFE" means "Authorization for Expenditure" or "Authority for Expenditure", which is an estimate of costs for an operation or project which, when signed, authorizes the proposing party to make expenditures on behalf of the signatory party.

"Affiliate" means any Person that directly, or indirectly through one of more intermediaries, controls or is controlled by or is under common control with the Person specified. For purposes of this definition, control of a Person means the power, direct or indirect, to direct or cause the direction of the management and policies of such Person whether by Contract or otherwise.

"Agreement" means this Stock Purchase Agreement, the Disclosure Schedule and the Exhibits and Annex thereto, and the certificates delivered in accordance with Sections 7.03 and 8.03, as the same shall be amended from time to time.

"Assets and Properties" of any Person means all assets and properties of every kind, nature, character and description (whether real, personal or mixed, whether tangible or intangible, and wherever situated), including the goodwill related thereto, operated, owned or leased by such Person; provided, however, that Oil and Gas Assets shall not be considered part of the Assets and Properties of the Companies and the Subsidiary.

"Assignment and Assumption of Contracts Agreement" has the meaning ascribed to it in Section 1.04.

"Assignment Instruments" has the meaning ascribed to it in Section 1.04.

"Assumption Agreement" has the meaning ascribed to it in Section 1.04.

"Assumption Instrument" has the meaning ascribed to it in Section 1.04.

"Background Materials" has the meaning ascribed to it in Section 4.09.

"Benefit Plan" means any Plan established by any Company or the Subsidiary, or any predecessor or Affiliate of any of the foregoing, existing at the Closing Date (or at any time within the five (5) year period prior thereto for a Plan subject to Title IV of ERISA), to which any Company or the Subsidiary, or any of its Affiliates, contributes or has contributed, or under which any employee, former employee or director of any Company or the Subsidiary or any beneficiary thereof is covered, is eligible for coverage or has benefit rights.

"Books and Records" means all files, documents, instruments, papers, books and records relating to the Business or Condition of the Companies, including without limitation financial statements, Tax Returns and related work papers and letters from accountants, budgets, pricing guidelines, ledgers, journals, deeds, title policies, minute books, stock certificates and books, stock transfer ledgers, Contracts, Licenses, customer lists, computer files and programs, retrieval programs, operating data and plans and environmental studies and plans.

"Business Day" means a day other than Saturday, Sunday or any day on which banks located in the State of Montana are authorized or obligated to close.

"Business or Condition of the Companies" means the business, financial condition or results of operations of the Companies and the Subsidiary taken as a whole.

"Canadian AEL Shares" has the meaning ascribed to it in the forepart of this Agreement.

"Canadian Defined Benefit Plan" means the defined benefit provision of the AEL Retirement Plan, registered with Alberta Treasury as registration no. 0569368 and with the Canada Customs and Revenue Agency as registration no.  0569368, and the defined benefit provision of the Canadian-Montana Gas Company Ltd. Retirement Plan, registered with Alberta Treasury as registration no. 0539163 and with the Canada Customs and Revenue Agency as registration no. 0539163.

"Canadian Purchaser" has the meaning ascribed to it in the forepart of this Agreement.

"Capital Projects" has the meaning ascribed to it in Section 3.03.

"Cause" means the failure to satisfactorily perform job duties, disruption of the employer's operation, or other legitimate business reason; provided, however, that legitimate business reason shall not include reductions in force, reorganizations, nor restructurings.

"CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the rules and regulations promulgated thereunder.

"CERCLIS" means the Comprehensive Environmental Response and Liability Information System, as provided by 40 C.F.R. Section 300.5.

"CFIUS" means The Committee on Foreign Investments in the United States.

"Claim Notice" means written notification pursuant to Section 11.02(a) of a Third Party Claim as to which indemnity under Section 11.01 or Section 11.02 is sought by an Indemnified Party, enclosing a copy of all papers served, if any, and specifying the nature of and the basis for such Third Party Claim and for the Indemnified Party's claim against the Indemnifying Party under Section 11.01 or Section 11.02, together with the amount of, or if not then reasonably determinable, the estimated amount, determined in good faith, of the Adverse Consequences arising from such Third Party Claim.

"Closing" means the closing of the transactions contemplated by Section 1.04.

"Closing Date" means (a) the fifth Business Day after the day on which the last of the consents, approvals, actions, filings, notices or waiting periods described in or related to the filings described in Sections 7.04 through 7.09 and Sections 8.04 through 8.08 has been obtained, made or given or has expired, as applicable, or (b) such other date as Purchasers and Seller mutually agree upon in writing.

"Closing Date Certificate" has the meaning ascribed to it in Section 1.05(a).

"CMG" means Canadian-Montana Gas Company Limited, an Alberta corporation, which existed as a separate corporation prior to its amalgamation into AEL in January, 2000.

"Code" means the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder.

"Common Stock" means the common stock of each Company.

"Company" or "Companies" has the meaning ascribed to them in the forepart of this Agreement.

"Contract" means any agreement, lease, license, evidence of Indebtedness, mortgage, indenture, security agreement or other contract.

"Cut-off Date" means, with respect to any representation, warranty, covenant or agreement contained in this Agreement, the date on which such representation, warranty, covenant or agreement ceases to survive as provided in Section 10.01.

"Data Room" has the meaning ascribed to it in Section 4.09.

"Defensible Title" means (A) with respect to the Leases and Units, such title, held of record by a Company or the Subsidiary, that, subject to and except for Permitted Encumbrances: (i) entitles such Company or the Subsidiary to receive not less than the NRI for each Well as set forth on Exhibit B attached hereto; (ii) obligates a Company or the Subsidiary to bear costs and expenses relating to the maintenance, development, operation and the production of Hydrocarbons from the producing formation from the Well (or Unit interest, as applicable) in an amount not greater than the WI set forth on Exhibit B attached hereto; and (iii) is free and clear of encumbrances, Liens and defects, and (B) with respect to the Pipeline and Gas Plant/Processing Assets, such title, whether held of record by such Company or the Subsidiary, that, subject to and except for Permitted Encumbrances, entitles a Company or the Subsidiary to the undivided percentage ownership interest described in Exhibits C and D in the affected facility free and clear of Liens and defects.

"Defined Benefit Plan" means each Benefit Plan which is subject to Part 3 of Title I of ERISA, Section 412 of the Code or Title IV of ERISA.

"Disclosure Schedule" means the record delivered to Purchasers by Seller herewith and dated as of the date hereof, containing all lists, descriptions, exceptions and other information and materials as are required to be included therein by Seller pursuant to this Agreement.

"Dispute Period" means the period ending thirty (30) days following receipt by an Indemnifying Party of either a Claim Notice or an Indemnity Notice.

"Dollar" or "$" means a United States dollar, the lawful currency of the United States, unless otherwise designated.

"Environmental Law" means any Law or Order relating to the regulation or protection of human health, safety or the environment or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including, without limitation, ambient air, soil, surface water, ground water, wetlands, land or subsurface strata), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder.

"ERISA Affiliate" means any Person who is in the same controlled group of corporations or who is under common control with Seller or, before the Closing, any Company (within the meaning of Section 414 of the Code).

"Exon-Florio Amendment" means Section 721 of the Defense Production Act of 1950, as amended, and any successor thereto and the regulations issued pursuant thereto or in consequence thereof.

"Final MPT&M Value" has the meaning ascribed to it in Section 1.05(d).

"Final Net Revenue Amount" has the meaning ascribed to it in Section 1.05(e).

"Final Working Capital Amount" has the meaning ascribed to it in Section 1.05(c).

"Financial Statements" means the consolidated financial statements of the Companies delivered to Purchasers pursuant to Section 2.09 or 5.06.

"GAAP" means generally accepted accounting principles, consistently applied throughout the specified period and in the immediately prior comparable period.

"General Assignment" has the meaning ascribed to it in Section 1.04.

"Governmental or Regulatory Authority" means any court, tribunal, arbitrator, authority, agency, commission, official or other instrumentality of the United States or Canada or any state, county, city or other political subdivision.

"Guarantees" has the meaning ascribed to it in Section 6.03.

"Hazardous Materials" means any pollutant, contaminant, petroleum or petroleum product, dangerous or toxic substance, hazardous or extremely hazardous substance or chemical, solid or hazardous waste, special, liquid, industrial or other waste, hazardous material, or other material, substance or agent (whether in solid, liquid or gaseous form) that is as of the Closing Date regulated in connection with the protection of the environment.

"HSR Act" means Section 7A of the Clayton Act (Title II of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and the rules and regulations promulgated thereunder.

"Hydrocarbons" means the oil, gas, condensate and all other hydrocarbons in, on or attributable to, or produced from, the Leases and the Lands.

"Income Taxes" means any federal, state, provincial, local, or foreign income Tax, including any interest, penalty, or addition thereto, whether disputed or not.

"Income Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Income Taxes, including any schedule or attachment thereto.

"Indebtedness" of any Person means all obligations of such Person (i) for borrowed money, (ii) evidenced by notes, bonds, debentures or similar instruments, (iii) for the deferred purchase price of goods or services (other than trade payables or accruals incurred in the ordinary course of business), (iv) under capital leases and (v) in the nature of guarantees of the obligations described in clauses (i) through (iv) above of any other Person.

"Indemnified Party" means any Person claiming indemnification under any provision of Article XI.

"Indemnifying Party" means any Person against whom a claim for indemnification is being asserted under any provision of Article XI.

"Indemnity Notice" means written notification pursuant to Section 11.02(b) of a claim for indemnity under Article XI by an Indemnified Party, specifying the nature of and basis for such claim, together with the amount or, if not then reasonably determinable, the estimated amount, determined in good faith, of the Adverse Consequences arising from such claim.

"Interim Financial Statement Date" means the last day of the most recent fiscal quarter of the Companies for which Financial Statements are delivered to Purchasers pursuant to Section 2.09(a)(ii).

"Interim Financial Statements" means the Financial Statements for the most recent fiscal quarter of the Companies delivered to Purchasers pursuant to Section 2.09(a)(ii).

"ISDA" means the International Swap and Derivatives Association, Inc.

"Knowledge of Seller" means the knowledge of the individuals listed in Section 13.01 of the Disclosure Schedule.

"Lands" means the lands covered by the Leases, or lands pooled, unitized or communitized with such Leases.

"Laws" means all laws, statutes, rules, regulations, ordinances and other pronouncements having the effect of law of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision or of any Governmental or Regulatory Authority.

"Leases" means the leasehold estates created by the oil and gas leases or Licenses, and/or petroleum and natural gas leases and or Licenses specifically set forth in Exhibit A attached hereto.

"Liabilities" means all Indebtedness, obligations and other liabilities of a Person (whether absolute, accrued, contingent, fixed or otherwise, or whether due or to become due).

"Licenses" means all licenses, permits, certificates of authority, authorizations, approvals, registrations, franchises and similar consents granted or issued by any Governmental or Regulatory Authority.

"Liens" means any mortgage, pledge, assessment, security interest, lease, lien, adverse claim, levy, charge or other encumbrance of any kind, or any conditional sale Contract, title retention Contract or other Contract to give any of the foregoing.

"MPC" has the meaning ascribed to it in the forepart of this Agreement.

"MPT&M" has the meaning ascribed to it in the forepart of this Agreement.

"MPT&M Deficiency Amount" has the meaning ascribed to it in Section 1.05(d).

"MPT&M Determination Date" has the meaning ascribed to it in Section 1.05(d).

"MPT&M Surplus Amount" has the meaning ascribed to it in Section 1.05(d).

"MPT&M Value" has the meaning ascribed to it in Section 1.05(a).

"Net Revenues" means (x) revenues, Governmental incentives, Tax credits, prepayment, deposits less (y) royalties, operating expenses, duties, assessments, administrative expenses, current taxes and capital expenditures, all as incurred in the normal course of business and calculated on an accrual basis in accordance with GAAP, to the extent applicable.

"Net Revenue Amount" has the meaning ascribed to it in Section 1.05(a).

"NPL" means the National Priorities List under CERCLA.

"NRI" means net revenue interest for each Well or Unit interest, as described in Exhibit B attached hereto.

"O&G Taxes" means all ad valorem, property, production, excise, net proceeds, severance, windfall profit and all other Taxes and similar obligations assessed against the Oil and Gas Assets or based upon or measured by the ownership of the Oil and Gas Assets or the production of Hydrocarbons or the receipt of proceeds therefrom, other than Income Taxes.

"Oil and Gas Assets" means all of the Companies' right, title and interest in and to the following:

(1) the Leases and the Hydrocarbons attributable to the Leases and the Lands;

(2) the Wells described in Exhibit B together with all injection and disposal wells on the Leases or Lands or on lands pooled or unitized therewith, and all personal property, equipment, fixtures, improvements, permits, right of way and easements used in connection with the production, gathering, treatment, processing, storing, sale or disposal of Hydrocarbons;

(3) the Units and all other such agreements relating to the properties and interests disclosed in subparagraphs (1) and (2) above and to the production of Hydrocarbons, if any, attributable to said properties and interests;

(4) all existing and effective sales, purchase, exchange, gathering, transportation and processing Contracts, operating agreements, balancing agreements, farmout agreements, service agreements and other Contracts, agreements and instruments, insofar as they relate to the properties and interests disclosed in subparagraphs (1) through (3) above, including without limitation, the Contracts and agreements set forth on Section 3.04 of the Disclosure Schedule;

    the Pipeline Assets;

    the Plant Assets; and

    the surface rights, surface leases, easements and rights of way and other real property interests associated with the interests disclosed in subparagraphs (1) through (6) above.

"Operative Agreements" means this Agreement, the Assignment of Contracts Agreement, the General Assignment, the Assumption Agreement, the Assignment Instruments and the Assumption Instruments.

"Option" with respect to any Person means any security, convertible security, right, subscription, call, warrant, option, "phantom" stock right or other Contract that gives the right to (i) purchase or otherwise receive or be issued any shares of capital stock of such Person or any security of any kind convertible into or exchangeable or exercisable for any shares of capital stock of such Person or (ii) receive or exercise any benefits or rights similar to any rights enjoyed by or accruing to the holder of shares of capital stock of such Person, including any rights to participate in the equity or income of such Person or to participate in or direct the election of any directors or officers of such Person or the manner in which any shares of capital stock of such Person are voted.

"Order" means any writ, judgment, decree, injunction or other order of any Governmental or Regulatory Authority (in each such case whether preliminary or final).

"PBGC" means the Pension Benefit Guaranty Corporation established under ERISA.

"Permitted Encumbrances" shall mean:

lessors' royalties, overriding royalties, net profits interests, production payments, reversionary interests and similar burdens if the net cumulative effect of such burdens does not operate to reduce the NRI for the producing formation for a Well described in Exhibit B;

any preferential rights to purchase and required third party consents to assignments of contracts or property and similar agreements;

liens for Taxes or O&G Taxes or assessments not yet due and delinquent or, if delinquent, that are being contested in good faith in the normal course of business and the amount of which is included as an account payable (or is otherwise reserved for) in the Financial Statements;

all rights to consent by, required notices to, filings with, or other actions by Governmental or Regulatory Authorities, in connection with the transaction contemplated by this Agreement if the same are customarily sought subsequent to such transaction;

rights of reassignment of a Lease upon the surrender or expiration of such Lease;

easements, rights-of-way, servitudes, permits, surface leases and other rights with respect to surface operations, on, over or in respect of any of the Leases and Lands or any restriction on access thereto that do not materially interfere with the operation of the Leases and Lands as such operation has been conducted in the past;

the terms and conditions of the agreements disclosed in Sections 3.04, 3.08 and 3.12 of the Disclosure Schedule to the extent such terms and conditions do not cause the present NRI to be less than or the present WI to be more than as set forth on Exhibit B for the applicable Well;

materialmen's, mechanics', repairmen's, employees', contractors', operators' or other similar Liens or charges arising in the ordinary course of business incidental to construction, maintenance or operation of the Oil and Gas Assets (i) if such liens and charges have not been filed pursuant to law and the time for filing such Liens and charges has expired, (ii) if filed, such Liens and charges have not yet become due and payable or payment is being withheld as provided by law, or (iii)  if their validity is being contested in good faith by appropriate action and the amount of which is included as an account payable in the Financial Statements;

rights reserved to or vested in any Governmental or Regulatory Authority to control or regulate any of the Oil and Gas Assets in any manner; and all applicable Laws and Orders of general applicability in the area of the Oil and Gas Assets;

Liens arising under operating agreements, unitization and pooling agreements and production sales contracts securing amounts not yet delinquent or, if delinquent, being contested in good faith in the ordinary course of business and the amount of which is included as an account payable in the Financial Statements;

all calls on or preferential rights to purchase production at a price (adjusted for quality, transportation and location) no less than average area posted prices with respect to oil or average area spot prices with respect to gas;

the litigation and claims listed on Sections 2.10(b), 2.13(g), 2.11, 3.01, 3.05 and 3.14 of the Disclosure Schedule;

all matters of public record as of the Closing Date.

all matters described in title opinions with respect to the Canadian Oil and Gas Assets made available to Purchasers in the Data Room other than as set forth on the memorandum attached as Annex II hereto; and

the security granted in respect of Indebtedness described in Section 2.15(a) of the Disclosure Schedule.

"Permitted Lien" means (i) any Lien for Taxes not yet due or delinquent or being contested in good faith by appropriate proceedings for which adequate reserves have been established in accordance with GAAP, (ii) any statutory Lien arising in the ordinary course of business by operation of Law with respect to a liability that is not yet due or delinquent and (iii) any minor imperfection of title or similar Lien which individually or in the aggregate with other such Liens could not reasonably be expected to materially adversely affect the Business or Condition of the Companies.

"Person" means any natural person, corporation, limited liability company, general partnership, limited partnership, proprietorship, other business organization, trust, union, association or Governmental or Regulatory Authority.

"Pilko Environmental Report" means the report titled "Environmental Assessment of Montana Power's Oil and Gas Business" dated June 2000 prepared by Pilko & Associates, Inc., a copy of which has been made available to Purchasers.

"Pipeline Assets" means the oil, gas and water gathering and transportation systems described in Exhibit C and all personal property, equipment, fixtures, improvements, permits, rights-of-way, surface leases and easements used in connection therewith and Contracts and agreements relating thereto.

"Plan" means any bonus, incentive compensation, deferred compensation, pension, profit sharing, retirement, stock purchase, stock option, stock ownership, stock appreciation rights, phantom stock, leave of absence, layoff, vacation, day or dependent care, legal services, cafeteria, life, health, accident, disability, workmen's compensation or other insurance, severance, separation or other employee benefit plan, practice, policy or arrangement of any kind, whether written or oral, including, but not limited to, any "employee benefit plan" within the meaning of Section 3(3) of ERISA.

"Plant Assets" means the gas plants and processing facilities described in Exhibit D and all personal property, equipment, fixtures, improvements, permits, rights-of-way, surface leases and easements used in connection therewith and all Contracts and agreements relating thereto.

"Pre-Closing Environmental Liability" has the meaning ascribed to it in Section 11.02(e).

"Purchase Price" has the meaning ascribed to it in Section 1.02.

"Purchaser" or "Purchasers" has the meaning ascribed to them in the forepart of this Agreement.

"Purchasers' Accountants" has the meaning ascribed to it in Section 1.05(a).

"Purchasers' Pension Plan" has the meaning ascribed to it in Section 6.04(g).

"Purchasers' 401(k) Plan" has the meaning ascribed to it in Section 6.04(f).

"Qualified Plan" means each Benefit Plan which is intended to qualify under Section 401 of the Code.

"Release" means any release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment, including, without limitation, the movement of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes through ambient air, soil, surface water, ground water wetlands, land or subsurface strata.

"Representatives" has the meaning ascribed to it in Section 5.03.

"Resolution Period" means the period ending thirty (30) days following receipt by an Indemnified Party of a written notice from an Indemnifying Party stating that it disputes all or any portion of a claim set forth in a Claim Notice or an Indemnity Notice.

"Scheduled Bonds" has the meaning ascribed to it in Section 6.03(b).

"Seller" has the meaning ascribed to it in the forepart of this Agreement.

"Seller AEL Shares" has the meaning ascribed to it in the forepart of this Agreement.

"Seller's 401(k) Plan" has the meaning ascribed to it in Section 6.04(f).

"Seller's Pension Plan" has the meaning ascribed to it in Section 6.04(g).

"Seller Shares" has the meaning ascribed to it in the forepart of this Agreement.

"Shares" has the meaning ascribed to it in the forepart of this Agreement.

"Stock Option" has the meaning ascribed to it in Section 6.04(h).

"Subsidiary" means 3698157 Canada Ltd., a Canadian federal corporation.

"Taxes" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental, customs duties, capital stock, franchise, profits, withholding, social security, unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

"Tax Returns" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

"Third Party Claim" has the meaning ascribed to it in Section 11.03(a).

"Title Defect" means any Lien, adverse claim, encroachment, irregularity, defect in or objection to real property title to the Oil and Gas Assets, excluding Permitted Encumbrances, that alone or in combination with other such defects renders a Company's or the Subsidiary's title to the affected Oil and Gas Asset less than Defensible Title. Notwithstanding the foregoing, the following shall not be considered Title Defects:

(1) defects based solely on lack of information in a Company's or the Subsidiary's files;

(2) defects in the early chain of title consisting of the mere failure to recite marital status in a document or omissions of successors of heirship or estate proceedings, unless Purchasers provides affirmative evidence that such failure or omission has resulted in another party's actual and superior claim of title to the relevant Oil and Gas Asset;

(3) defects arising out of lack of survey, unless a survey is required by applicable laws or regulations;

(4) defects arising out of lack of corporate or other entity authorization unless Purchasers provides affirmative evidence that the action was not authorized and results in another party's actual and superior claim of title to the Oil and Gas Asset;

(5) defects that are defensible by possession under applicable statutes of limitation for adverse possession or for prescription;

(6) defects based on failure to record Leases issued by the Bureau of Land Management ("BLM"), Bureau of Indian Affairs ("BIA"), or any state, or any assignments of record title or operating rights in such Leases, in the real property or other county records of the county in which such Oil and Gas Asset is located;

(7) defects based on a gap in Seller's, any Company's or the Subsidiary's chain of title in the BLM records as to federal leases, or in the BIA or BLM records as to Native American leases, in the state's records as to state leases or in the county records as to fee leases, unless such gap is affirmatively shown to exist in such records by an abstract of title, title opinion or landman's title chain;

(8) defects relating to gas balancing issues; and

(9) any defect if a Company or the Subsidiary owning record title to the affected Oil and Gas Asset has received the proceeds of production from such Oil and Gas Assets consistent with the NRI set forth on Exhibit B for the last four years without interruption or challenge based on the Title Defect.

"Trading and Marketing Business" means the business conducted by MPT&M, as described in that certain "Executive Briefing Book" made available to Purchasers in the Data Room. The Trading and Marketing Business includes, without limitation, the following: purchase of natural gas and natural gas liquids from the Companies, the Subsidiary and from third parties; sales of hydrocarbons to wholesale and retail markets; purchases of natural gas to supply natural gas to co-generation projects and other markets; trades in the physical natural gas markets; management of transportation and storage of natural gas; providing risk management services for the Affiliates of MPT&M; and the execution of financial transactions (including swaps, options and combinations) in the over-the-counter markets.

"Trading and Marketing Contracts" has the meaning ascribed to it in Section 2.20.

"Units" means the unitization, pooling and communization agreements, declarations and orders, and the units created thereby described in Exhibit B.

"U.S. Income Taxes" means any U.S. federal, state or local income Tax, including any interest, penalty, or addition thereto, whether disputed or not.

"U.S. Income Tax Return" means any Income Tax Returns relating to U.S. Income Taxes.

"U.S. Purchaser" has the meaning ascribed to it in the forepart of this Agreement.

"U.S. Shares" has the meaning ascribed to it in the forepart of this Agreement.

"Wells" means the oil and gas wells specifically set forth in Exhibit B attached hereto.

"WI" means working interest as described in Exhibit B which obligates a Company or the Subsidiary to bear costs and expenses relating to the maintenance, development, operation and the production of Hydrocarbons from the producing formation in the applicable Well.

"Working Capital" means (i) all current assets, including cash and cash equivalents, minus (ii) all indebtedness for borrowed money and current liabilities, excluding current liabilities for Income Taxes and current assets or liabilities included in the MPT&M Value.

"Working Capital Deficiency Amount" has the meaning ascribed to it in Section 1.05(c).

"Working Capital Determination Date" has the meaning ascribed to it in Section 1.05(c).

"Working Capital Surplus Amount" has the meaning ascribed to it in Section 1.05(c).

Construction of Certain Terms and Phrases. Unless the context of this Agreement otherwise requires, (i) words of any gender include each other gender; (ii) words using the singular or plural number also include the plural or singular number, respectively; (iii) the terms "hereof," "herein," "hereby" and derivative or similar words refer to this entire Agreement; (iv) the terms "Article" or "Section" refer to the specified Article or Section of this Agreement; and (v) the phrase "ordinary course of business" refers to the business of the Companies or the Subsidiary. Whenever this Agreement refers to a number of days, such number shall refer to calendar days unless Business Days are specified. All accounting terms used herein and not expressly defined herein shall have the meanings given to them under GAAP. Any representation or warranty contained herein as to the enforceability of a Contract shall be subject to the effect of any bankruptcy, insolvency, reorganization, moratorium or other similar law affecting the enforcement of creditors' rights generally and to general equitable principles (regardless of whether such enforceability is considered in a proceeding in equity or at Law).

MISCELLANEOUS

Notices

. All notices, requests and other communications hereunder must be in writing and will be deemed to have been duly given only if delivered personally or by facsimile transmission or mailed (first class postage prepaid) to the parties at the following addresses or facsimile numbers:

If to a Purchaser, to:

PanCanadian Petroleum Limited
150 - 9th Avenue S.W.,
P.O. Box 2850
Calgary, Alberta, Canada T2P 255
Facsimile No.: (403) 290-3499

Attn: Laurie J. Schuller

General Counsel and Corporate Secretary

with a copy to:

Mayer, Brown & Platt
1675 Broadway
New York, NY 10019-5820
Facsimile No.: (212) 849-5844

Attn: Martin J. Collins

If to Seller or AEC, to:

Entech, Inc.
40 East Broadway Street
Butte, Montana 59701-9394
Facsimile No.: (406) 497-2451
Attn: Vice President and General Counsel

with a copy to:

Milbank, Tweed, Hadley & McCloy LLP
One Chase Manhattan Plaza
New York, NY 10005
Facsimile No.: (212) 530-5219

Attn: John T. O'Connor

All such notices, requests and other communications will (i) if delivered personally to the address as provided in this Section, be deemed given upon delivery, (ii) if delivered by facsimile transmission to the facsimile number as provided in this Section, be deemed given upon receipt, and (iii) if delivered by mail in the manner described above to the address as provided in this Section, be deemed given upon receipt (in each case regardless of whether such notice, request or other communication is received by any other Person to whom a copy of such notice, request or other communication is to be delivered pursuant to this Section). Any party from time to time may change its address, facsimile number or other information for the purpose of notices to that party by giving notice specifying such change to the other party hereto.

Bulk Sales

. The parties hereby waive compliance with the Bulk Sales Act or comparable statutory provision of each applicable jurisdiction.

Entire Agreement

. This Agreement and the Operative Agreements supersede all prior discussions and agreements between the parties with respect to the subject matter hereof and thereof, including without limitation that certain confidentiality agreement between the parties dated June 2, 2000, and contains the sole and entire agreement between the parties hereto with respect to the subject matter hereof.

Expenses

. Except as otherwise expressly provided in this Agreement (including without limitation as provided in Section 12.02), whether or not the transactions contemplated hereby are consummated, each party will pay its own costs and expenses incurred in connection with the negotiation, execution and closing of this Agreement and the Operative Agreements and the transactions contemplated hereby.

Public Announcements

. At all times at or before the Closing, Seller and Purchasers will not issue or make any reports, statements or releases to the public or generally to the employees, customers, suppliers or other Persons to whom any Company or the Subsidiary sells goods or provides services or with whom any Company or the Subsidiary otherwise has significant business relationships with respect to this Agreement or the transactions contemplated hereby without the consent of the other, which consent shall not be unreasonably withheld. If any party is unable to obtain the approval of its public report, statement or release from the other party and such report, statement or release is, in the opinion of legal counsel to such party, required by Law in order to discharge such party's disclosure obligations, then such party may make or issue the legally required report, statement or release and promptly furnish the other party with a copy thereof. Seller and Purchasers will also obtain the other party's prior approval, which approval shall not be unreasonably withheld, of any press release to be issued immediately following the Closing announcing the consummation of the transactions contemplated by this Agreement.

Confidentiality.

Each party hereto will hold, and will use its best efforts to cause its Affiliates, and in the case of Purchasers, any Person who has provided, or who is considering providing, financing to Purchasers to finance all or any portion of the Purchase Price, and their respective Representatives to hold, in strict confidence from any Person (other than any such Affiliate, Person who has provided, or who is considering providing, financing or Representative), unless (i) compelled to disclose by judicial or administrative process (including without limitation in connection with obtaining the necessary approvals of this Agreement and the transactions contemplated hereby of Governmental or Regulatory Authorities) or by other requirements of Law or (ii) disclosed in an Action or Proceeding brought by a party hereto in pursuit of its rights or in the exercise of its remedies hereunder, all documents and information concerning the other party or any of its Affiliates furnished to it by the other party or such other party's Representatives in connection with this Agreement or the transactions contemplated hereby, except to the extent that such documents or information can be shown to have been (a) previously known by the party receiving such documents or information, (b) in the public domain (either prior to or after the furnishing of such documents or information hereunder) through no fault of such receiving party or (c) later acquired by the receiving party from another source if the receiving party is not aware that such source is under an obligation to another party hereto to keep such documents and information confidential; provided that following the Closing the foregoing restrictions will not apply to Purchasers' use of documents and information concerning the Companies and the Subsidiary furnished by Seller or AEC hereunder. In the event the transactions contemplated hereby are not consummated, upon the request of the other party, each party hereto will, and will cause its Affiliates, any Person who has provided, or who is providing, financing to such party and their respective Representatives to, promptly (and in no event later than five (5) Business Days after such request) redeliver or cause to be redelivered all copies of confidential documents and information furnished by the other party in connection with this Agreement or the transactions contemplated hereby and destroy or cause to be destroyed all notes, memoranda, summaries, analyses, compilations and other writings related thereto or based thereon prepared by the party which furnished such documents and information or its Representatives.

Waiver

. Any term or condition of this Agreement may be waived at any time by the party that is entitled to the benefit thereof, but no such waiver shall be effective unless set forth in a written instrument duly executed by or on behalf of the party waiving such term or condition. No waiver by any party of any term or condition of this Agreement, in any one or more instances, shall be deemed to be or construed as a waiver of the same or any other term or condition of this Agreement on any future occasion. All remedies, either under this Agreement or by Law or otherwise afforded, will be cumulative and not alternative.

Amendment

. This Agreement may be amended, supplemented or modified only by a written instrument duly executed by or on behalf of each party hereto.

No Third Party Beneficiary

. The terms and provisions of this Agreement are intended solely for the benefit of each party hereto and their respective successors or permitted assigns, and it is not the intention of the parties to confer third-party beneficiary rights upon any other Person.

No Assignment; Binding Effect

. Neither this Agreement nor any right, interest or obligation hereunder may be assigned by any party hereto without the prior written consent of the other party hereto and any attempt to do so will be void, except (a) for assignments and transfers by operation of Law and (b) that, Canadian Purchaser may assign any or all of its rights, interests and obligations hereunder to a wholly-owned subsidiary, provided that any such subsidiary agrees in writing to be bound by all of the terms, conditions and provisions contained herein, but no such assignment referred to in clause (b) shall relieve Canadian Purchaser of its obligations hereunder. Subject to the preceding sentence, this Agreement is binding upon, inures to the benefit of and is enforceable by the parties hereto and their respective successors and assigns.

Headings

. The headings used in this Agreement have been inserted for convenience of reference only and do not define or limit the provisions hereof.

Invalid Provisions

. If any provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future Law, and if the rights or obligations of any party hereto under this Agreement will not be materially and adversely affected thereby, (a) such provision will be fully severable, (b) this Agreement will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof, and (c) the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom.

Governing Law

. This Agreement shall be governed by and construed in accordance with the Laws of the State of New York applicable to a Contract executed and performed in such State.

Counterparts

. This Agreement may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

Insurance Coverage After Closing

. The parties hereto agree and acknowledge that, except as set forth in Section 14.15 of the Disclosure Schedule, no insurance policy maintained by Seller and its Affiliates (including the Companies and the Subsidiary) shall be available to or cover the Companies or the Subsidiary or their respective assets, properties, operations and liabilities after the Closing Date, all benefits and coverage under each such insurance policy shall terminate following the Closing Date and neither the Companies, the Subsidiary nor any Affiliates will seek any recoveries thereunder.

IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officer of each party hereto as of the date first above written.

PANCANADIAN PETROLEUM LIMITED

By:
Name:
Title:

By:
Name:
Title:

PANCANADIAN ENERGY, INC.

By:
Name:
Title:

By:
Name:
Title:

ALTANA EXPLORATION COMPANY

By:
Name:
Title:

ENTECH, INC.

By:
Name:
Title:

Exhibit 10b

STOCK PURCHASE AGREEMENT

dated as of September 15, 2000

by and between

WESTMORELAND COAL COMPANY

and

ENTECH, INC.

with respect to all outstanding
capital stock of

BASIN RESOURCES, INC.

HORIZON COAL SERVICES, INC.

NORTH CENTRAL ENERGY COMPANY

NORTHWESTERN RESOURCES CO.

WESTERN ENERGY COMPANY

This Table of Contents is not part of the Agreement to which it is attached but is inserted for convenience only.

Page

ARTICLE I SALE OF SHARES AND CLOSING *

1.01 Purchase and Sale *

1.02 Purchase Price *

1.03 Closing *

1.04 Purchase Price Adjustment. *

1.05 Further Assurances; Post-Closing Cooperation *

ARTICLE II REPRESENTATIONS AND WARRANTIES OF SELLER *

2.01 Corporate Existence of Seller *

2.02 Authority *

2.03 Existence of the Companies *

2.04 Capitalization *

2.05 Subsidiaries *

2.06 No Conflicts *

2.07 Governmental Approvals and Filings *

2.08 Financial Statements and Condition *

2.09 Taxes *

2.10 Legal Proceedings *

2.11 Compliance With Laws and Orders *

2.12 Benefit Plans; ERISA *

2.13 Real Property *

2.14 Fixed Assets; Leased Personal Property *

2.15 Contracts *

2.16 Intellectual Property *

2.17 Affiliate Transactions *

2.18 Labor Relations *

2.19 Environmental Matters *

2.20 Licenses, Permits, Approvals. *

2.21 Insurance *

2.22 Bonds *

2.23 Brokers *

ARTICLE III REPRESENTATIONS AND WARRANTIES OF PURCHASER *

3.01 Corporate Existence *

3.02 Authority *

3.03 No Conflicts *

3.04 Governmental Approvals and Filings *

3.05 Legal Proceedings *

3.06 Purchase for Investment *

3.07 Independent Evaluation *

3.08 Brokers *

3.09 Qualifications as Lessee; Coal Acreage Limitations *

3.10 Permit Blocking *

3.11 Exon-Florio *

3.12 Financing *

ARTICLE IV COVENANTS OF SELLER *

4.01 Regulatory and Other Approvals *

4.02 HSR Filings *

4.03 Investigation by Purchaser *

4.04 No Solicitations *

4.05 Conduct of Business *

4.06 Financial Statements and Reports *

4.07 Certain Restrictions *

4.08 Affiliate Transactions *

4.09 Basin Resources Pension Plan *

4.10 Fulfillment of Conditions. *

ARTICLE V COVENANTS OF PURCHASER *

5.01 Regulatory and Other Approvals *

5.02 HSR Filings *

5.03 Guarantees and Bonds *

5.04 Employee Matters. *

5.05 Fulfillment of Conditions *

5.06 Communication Between the Parties *

5.07 Financing. *

ARTICLE VI CONDITIONS TO OBLIGATIONS OF PURCHASER *

6.01 Representations and Warranties *

6.02 Performance *

6.03 Officers' Certificates *

6.04 Orders and Laws *

6.05 Regulatory Consents and Approvals *

6.06 Third Party Consents *

6.07 Financing *

ARTICLE VII CONDITIONS TO OBLIGATIONS OF SELLER *

7.01 Representations and Warranties *

7.02 Performance *

7.03 Officers' Certificates *

7.04 Orders and Laws *

7.05 Regulatory Consents and Approvals *

7.06 Third Party Consents *

ARTICLE VIII TAX MATTERS AND POST-CLOSING TAXES *

8.01 Income Taxes *

8.02 Taxes Other Than Income Taxes *

8.03 Tax Adjustments *

8.04 Tax Sharing Agreements *

8.05 Transfer Taxes *

8.06 Post-Closing Elections *

8.07 Post-Closing Transactions not in the Ordinary Course *

8.08 Allocation of Purchase Price *

8.09 Section 338(h)(10) Election *

ARTICLE IX SURVIVAL; NO OTHER REPRESENTATIONS *

9.01 Survival of Representations and Warranties *

9.02 No Other Representations *

ARTICLE X INDEMNIFICATION *

10.01 Indemnification *

10.02 Method of Asserting Claims *

10.03 Exclusivity. *

ARTICLE XI TERMINATION *

11.01 Termination *

11.02 Effect of Termination *

ARTICLE XII DEFINITIONS *

12.01 Definitions *

ARTICLE XIII MISCELLANEOUS *

13.01 Notices *

13.02 Entire Agreement *

13.03 Expenses *

13.04 Public Announcements *

13.05 Confidentiality. *

13.06 Waiver *

13.07 Amendment *

13.08 No Third Party Beneficiary *

13.09 No Assignment; Binding Effect *

13.10 Headings *

13.11 Invalid Provisions *

13.12 Governing Law *

13.13 Counterparts *

13.14 Bulk Sales Laws *

13.15 Insurance Coverage After Closing *

EXHIBITS

EXHIBIT A Officer's Certificate of Seller

EXHIBIT B Secretary's Certificate of Seller

EXHIBIT C Officer's Certificate of Purchaser

EXHIBIT D Secretary's Certificate of Purchaser

EXHIBIT E Financial Statements

This STOCK PURCHASE AGREEMENT dated as of September 15, 2000 is made and entered into by and between Westmoreland Coal Company, a Delaware corporation ("Purchaser"), and Entech, Inc., a Montana corporation ("Seller"). Capitalized terms not otherwise defined herein have the meanings set forth in Section 12.01.

WHEREAS, Seller owns all of the outstanding shares of common stock, no par value, of Basin Resources, Inc., a Colorado corporation, Horizon Coal Services, Inc., a Montana corporation, North Central Energy Company, a Colorado corporation, Western Energy Company, a Montana corporation ("WECO") and Northwestern Resources Co., a Montana corporation ("NWR") (each, a "Company" and, collectively, the "Companies"), such shares being referred to herein as the "Shares"; and

WHEREAS, Seller desires to sell, and Purchaser desires to purchase, the Shares on the terms and subject to the conditions set forth in this Agreement;

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows :

SALE OF SHARES AND CLOSING

Purchase and Sale

. Seller agrees to sell to Purchaser, and Purchaser agrees to purchase from Seller, all of the right, title and interest of Seller in and to the Shares at the Closing on the terms and subject to the conditions set forth in this Agreement.

Purchase Price

. The aggregate purchase price for the Shares is $138,000,000 (the "Purchase Price"), subject to adjustment as provided in Section 1.04, payable in immediately available United States funds at the Closing in the manner provided in Section 1.03.

Closing

. The Closing will take place at the offices of Milbank, Tweed, Hadley & McCloy LLP, 1 Chase Manhattan Plaza, New York, New York 10005, or at such other place as Purchaser and Seller mutually agree, at 10:00 A.M. local time, on the Closing Date. At the Closing, Purchaser will pay the Purchase Price by wire transfer of immediately available funds to such account as Seller may reasonably direct by written notice delivered to Purchaser by Seller at least two (2) Business Days before the Closing Date. Simultaneously, Seller will assign and transfer to Purchaser all of Seller's right, title and interest in and to the Shares by delivering to Purchaser a certificate or certificates representing the Shares, in genuine and unaltered form, duly endorsed in blank or accompanied by duly executed stock powers endorsed in blank, with requisite stock transfer tax stamps, if any, attached. At the Closing, there shall also be delivered to Seller and Purchaser the certificates to be delivered under Articles VI and VII.

Purchase Price Adjustment.

(a) Promptly following the Closing Date, representatives of Seller shall expeditiously perform such procedures with respect to the Companies as are necessary and appropriate to prepare (on a basis consistent with the preparation of the Interim Financial Statements) a certificate (the "Closing Date Certificate") setting forth Seller's calculation, as of the Closing Date, of (i) the aggregate value of the Net Assets of the Companies (the "Net Asset Value"), and (ii) if the Closing Date occurs after December 31, 2000, the Net Revenues of the Companies from January 1, 2001 up to and including the Closing Date (the "Net Revenue Amount"). Purchaser shall provide Seller with full access at all reasonable times to the Companies' books, records, premises and other materials and the Companies' workpapers and shall furnish Seller with such information and assistance as Seller may reasonably request in connection with the preparation of the Closing Date Certificate. Seller shall make all of its work papers and other relevant documents in connection with the preparation of the Closing Date Certificate available to Purchaser and Purchaser's independent accountants ("Purchaser's Accountants"), and shall make the persons in charge of the preparation of the Closing Date Certificate available for reasonable inquiry by Purchaser and Purchaser's Accountants. Seller shall deliver the Closing Date Certificate to Purchaser not later than sixty (60) days following the Closing Date.

(b) Unless Purchaser provides written notice to Seller of an objection to a material aspect of the Closing Date Certificate before the thirtieth (30th) day following receipt of the Closing Date Certificate, the Closing Date Certificate shall then become binding upon Purchaser and Seller. If Purchaser, by written notice to Seller before the close of business on the thirtieth (30th) day following receipt of the Closing Date Certificate, objects to any material aspect of the Closing Date Certificate, then those aspects as to which the objection was made shall not become binding. Purchaser and Seller shall discuss such objection and, if they reach written agreement amending the Closing Date Certificate, then the Closing Date Certificate, as amended by such written agreement, shall then become binding upon Purchaser and Seller. If Purchaser and Seller cannot reach agreement within fifteen (15) days after Purchaser gives such notice of objection, their disagreements shall be promptly submitted to a nationally recognized independent accountant (the "Independent Accountants"), which shall conduct such additional review as is necessary to resolve the specific disagreements referred to it and, based thereon, shall determine the final Closing Date Certificate. The review of the Independent Accountants will be restricted as to scope to address only those matters as to which Seller and Purchaser have not reached agreement pursuant to the preceding sentence. The Independent Accountants' determination of the Closing Date Certificate, which shall be completed as promptly as practicable but in no event later than thirty (30) days following its selection, shall be confirmed by the Independent Accountants in writing to, and shall be final and binding on, Purchaser and Seller for purposes of this Section 1.04.

(c) In the event the Net Asset Value determined in accordance with subparagraph (a) or (b) of this Section 1.04, as the case may be (the "Final Net Asset Value"), is (A) less than $97,120,000 (such difference being herein referred to as the "Net Asset Deficiency Amount"), Seller shall, promptly following the date of determination of the Final Net Asset Value (the "Net Asset Determination Date"), pay to Purchaser an amount in immediately available funds equal to the Net Asset Deficiency Amount or (B) more than $97,120,000 (such difference being herein referred to as the "Net Asset Surplus Amount"), Purchaser shall, promptly following the Net Asset Determination Date, pay to Seller an amount in immediately available funds equal to the Net Asset Surplus Amount.

(d) In the event the Closing occurs after December 31, 2000, Seller shall, promptly following the date of determination of the Net Revenue Amount in accordance with subparagraph (a) or (b) of this Section 1.04, as the case may be (the "Final Net Revenue Amount"), pay to Purchaser an amount in immediately available funds equal to the Final Net Revenue Amount.

(e) The fees and expenses of the Independent Accountants shall be split equally between Seller, on the one hand, and Purchaser, on the other.

(f) Any payment pursuant to this Section 1.04 shall be made by wire transfer of immediately available funds to a single account designated by Seller or Purchaser, as the case may be, and shall be accompanied by payment of an amount determined by computing simple interest on the amount of that payment at the "prime rate" (as such rate is reported in The Wall Street Journal under the heading, "Money Rates," or if such rate is no longer published in the Wall Street Journal, as reported by Citibank NA as its prime rate) on the basis of a 365-day year and the actual number of days elapsed from the Closing Date to the date of payment.

Further Assurances; Post-Closing Cooperation

. (a) Subject to the terms and conditions of this Agreement, at any time or from time to time after the Closing, each of the parties hereto shall execute and deliver such other documents and instruments, provide such materials and information and take such other actions as may reasonably be necessary, proper or advisable, to the extent permitted by Law, to fulfill its obligations under this Agreement.

(b) Following the Closing, each party will afford the other party, its counsel and its accountants, during normal business hours, reasonable access to the books, records and other data relating to the Business or Condition of the Companies in its possession with respect to periods prior to the Closing and the right to make copies and extracts therefrom, to the extent that such access may be reasonably required by the requesting party in connection with (i) the preparation of Tax Returns, (ii) the determination or enforcement of the rights and obligations of any party under this Agreement, (iii) compliance with the requirements of any Governmental or Regulatory Authority, or (iv) any actual or threatened Action or Proceeding. Further, each party agrees for a period extending six (6) years after the Closing Date not to destroy or otherwise dispose of any such books, records and other data (excluding copies of materials previously supplied to the other party) unless such party shall first offer in writing to surrender such books, records and other data to the other party and such other party shall not agree in writing to take possession thereof during the thirty (30) day period after such offer is made.

(c) If, in order to properly prepare its Tax Returns, other documents or reports required to be filed with Governmental or Regulatory Authorities or its financial statements or to fulfill its obligations hereunder, it is necessary that a party be furnished with additional information, documents or records relating to the Business or Condition of the Companies not referred to in paragraph (b) above, and such information, documents or records are in the possession or control of the other party, such other party agrees to use its best efforts to furnish or make available such information, documents or records (or copies thereof) at the recipient's request, cost and expense. Any information obtained by a party in accordance with this paragraph shall be held confidential by such party in accordance with Section 13.05.

(d) In addition to furnishing information pursuant to paragraph (b) and (c) of this Section 1.05, in order to close the books of the Companies and the Subsidiary for accounting purposes, each party agrees to direct its accounting personnel to cooperate with, and provide assistance to, any other party's accounting personnel to accomplish the work necessary to close such books. Seller and Purchaser also agree to direct their human resources and payroll personnel to cooperate with, and provide assistance to, each other in connection with preparing W-2's and other associated payroll tax or related documents.

(e) Notwithstanding anything to the contrary contained in this Section, if the parties are in an adversarial relationship in litigation or arbitration, the furnishing of information, documents or records in accordance with any provision of this Section shall be subject to applicable rules relating to discovery.

REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Purchaser as follows:

Corporate Existence of Seller

. Seller is a corporation duly incorporated, validly existing and in good standing under the Laws of the State of Montana. Seller has full corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder and to consummate the transactions contemplated hereby, including without limitation to own, hold, sell and transfer (pursuant to this Agreement) the Shares.

Authority

. The execution and delivery by Seller of this Agreement, and the performance by Seller of its obligations hereunder, have been duly and validly authorized by Seller and no other corporate action on the part of Seller is necessary. This Agreement has been duly and validly executed and delivered by Seller and constitutes a legal, valid and binding obligation of Seller enforceable against Seller in accordance with its terms.

Existence of the Companies

. Each Company is a corporation duly organized, validly existing and in good standing under the Laws of the State of its incorporation, and has full corporate power and authority to conduct its business as and to the extent now conducted and to own, use and lease its Assets and Properties. Each Company is duly qualified, licensed or admitted to do business and is in good standing in those jurisdictions specified in Section 2.03 of the Disclosure Schedule, which are the only jurisdictions in which the ownership, use or leasing of its Assets and Properties, or the conduct or nature of its business, makes such qualification, licensing or admission necessary. Seller has prior to the execution of this Agreement made available to Purchaser true and complete copies of the articles of incorporation of each Company as in effect on the date hereof.

Capitalization

. The authorized capitalization of the Companies consist of the Shares as set forth in Section 2.04 of the Disclosure Schedule. The Shares are duly authorized, validly issued, outstanding, fully paid and nonassessable. On or prior to the Closing Date, Seller will own the Shares, beneficially and of record, free and clear of all Liens. Except for this Agreement and as disclosed in Section 2.04 of the Disclosure Schedule, there are no outstanding Options with respect to each Company. The delivery of a certificate or certificates at the Closing representing the Shares in the manner provided in Section 1.03 will transfer to Purchaser good and valid title to the Shares, free and clear of all Liens other than Liens created by or on behalf of Purchaser.

Subsidiaries

. (a) The Subsidiary is a limited liability company validly existing and in good standing under the Laws of its jurisdiction of incorporation identified in Section 2.05(a) of the Disclosure Schedule, and has full power and authority to conduct its business as and to the extent now conducted and to own, use and lease its Assets and Properties. The Subsidiary is duly qualified, licensed or admitted to do business and is in good standing in those jurisdictions specified in Section 2.05(a) of the Disclosure Schedule, which are the only jurisdictions in which the ownership, use or leasing of the Subsidiary's Assets and Properties, or the conduct or nature of its business, makes such qualification, licensing or admission necessary. Section 2.05(a) of the Disclosure Schedule lists for the Subsidiary the amount of its authorized member units, the amount of its outstanding member units and the record owners of such outstanding member units. Except as disclosed in Section 2.05(a) of the Disclosure Schedule, all of the outstanding member units in the Subsidiary have been duly authorized and validly issued, are fully paid and nonassessable, and are owned, directly or indirectly, by WECO, beneficially and of record, free and clear of all Liens. Except as disclosed in Section 2.05(a) of the Disclosure Schedule, there are no outstanding Options with respect to the Subsidiary. Seller has prior to the execution of this Agreement made available to Purchaser true and complete copies of the articles of organization of the Subsidiary as in effect on the date hereof.

(b) No Company, either directly or indirectly, beneficially owns more than fifty percent (50%) of either the equity interests in, or the voting control of, any Person, other than the Subsidiary.

No Conflicts

. The execution and delivery by Seller of this Agreement do not, and the performance by Seller of its respective obligations under this Agreement and the consummation of the transactions contemplated hereby will not:

(a) conflict with or result in a violation or breach of any of the terms, conditions or provisions of the certificate or articles of incorporation, by-laws, or articles of organization (or other comparable corporate charter documents) of Seller, any Company, or the Subsidiary;

(b) subject to obtaining the consents, approvals and actions, making the filings and giving the notices disclosed in Section 2.07 of the Disclosure Schedule, conflict with or result in a violation or breach of any term or provision of any Law or Order applicable to Seller, any Company or the Subsidiary or any of their respective Assets and Properties (other than such conflicts, violations or breaches as would occur solely as a result of the identity or the legal or regulatory status of Purchaser or any of its Affiliates); or

(c) except as disclosed in Section 2.06 of the Disclosure Schedule (i) conflict with or result in a violation or breach of, (ii) constitute (with or without notice or lapse of time or both) a default under, (iii) require Seller, any Company or the Subsidiary to obtain any consent, approval or action of, make any filing with or give any notice to any Person as a result or under the terms of, (iv) result in or give to any Person any right of termination, cancellation, acceleration or modification in or with respect to, or (v) result in the creation or imposition of any Lien upon Seller, any Company or the Subsidiary or any of their respective Assets and Properties under, any Contract to which Seller, any Company or the Subsidiary is a party or by which any of their respective Assets and Properties are bound.

Governmental Approvals and Filings

. Except as disclosed in Section 2.07 of the Disclosure Schedule, no consent, approval or action of, filing with or notice to any Governmental or Regulatory Authority on the part of Seller, any Company or the Subsidiary is required in connection with the execution, delivery and performance of this Agreement or the consummation of the transactions contemplated hereby, except (i) where the failure to obtain any such consent, approval or action, to make any such filing or to give any such notice would not adversely affect the ability of Seller to consummate the transactions contemplated by this Agreement or to perform its obligations hereunder, and (ii) those as would be required solely as a result of the identity or the legal or regulatory status of Purchaser or any of its Affiliates.

Financial Statements and Condition

. (a) Attached hereto as Exhibit E and made part hereof are true and complete copies of the following financial statements:

(i) the unaudited balance sheet of the Companies and the Subsidiary on a consolidated basis as of December 31, 1999 and the related unaudited consolidated statement of operations for the fiscal years of 1997, 1998 and 1999; and

(ii) the unaudited balance sheet of the Companies and the Subsidiary on a consolidated basis as of July 31, 2000.

Except as set forth in the notes thereto and as disclosed in Section 2.08(a) of the Disclosure Schedule, all such financial statements were prepared in accordance with GAAP and fairly present in all material respects the consolidated financial condition and statement of operations of the Companies and its consolidated subsidiaries as of the respective dates thereof and for the respective periods covered thereby. The financial condition and statement of operations of the Subsidiary is consolidated with those of the Companies.

(b) Except for the execution and delivery of this Agreement and the transactions to take place pursuant hereto on or prior to the Closing Date and as disclosed in Section 2.08(b) of the Disclosure Schedule, since the Interim Financial Statement Date the business of each Company and the Subsidiary has been operated in all material respects in the ordinary course and there has not been any material adverse change in the Business or Condition of the Companies, other than those occurring as a result of general economic or financial conditions or other developments which are not unique to the Companies and the Subsidiary but also affect other Persons who participate or are engaged in the lines of business in which the Companies and the Subsidiary participate or are engaged.

Taxes

. (a) Each Company and the Subsidiary have filed all Tax Returns that they were required to file. All such Tax Returns were complete and correct. All Taxes owed by each Company and the Subsidiary have been paid.

(b) Section 2.09(b) of the Disclosure Schedule lists all Income Tax Returns filed by each Company and the Subsidiary for taxable periods ending on or after December 31, 1990, indicates those Income Tax Returns that have been audited, and indicates those Income Tax Returns that currently are the subject of audit.

(c) Except as disclosed in Section 2.09(c) of the Disclosure Schedule, neither Seller, the Companies nor the Subsidiary has waived any statute of limitations in respect of Income Taxes or agreed to any extension of time with respect to an Income Tax assessment or deficiency for any taxable period during which the Companies and the Subsidiary were members of the federal consolidated group, the parent of which is MPC.

(d) Except as disclosed in Section 2.09(d) of the Disclosure Schedule, none of the Companies and the Subsidiary is a party to any Income Tax allocation or sharing agreement.

(e) Except as disclosed in Section 2.09(e) of the Disclosure Schedule, neither the Companies nor the Subsidiary has been a member of an affiliated group, within the meaning of Code section 1504(a), filing a consolidated federal Income Tax Return other than a group the common parent of which is MPC.

(f) Except as disclosed in Section 2.09(f) of the Disclosure Schedule, none of the Companies and the Subsidiary: (i) is a "consenting corporation" within the meaning of Section 341(f) of the Code, and none of the assets of the Companies or the Subsidiary are subject to an election under Section 341(f) of the Code; or (ii) has made any payments, is obligated to make any payments, or is a party to any agreement that could obligate it to make any payments that may be treated as an "excess parachute payment" under Section 280G of the Code.

(g) None of the assets of any Company or the Subsidiary: (i) is property that is required to be treated as being owned by any other person pursuant to the provisions of former Section 168(f)(8) of the Code; (ii) is "tax-exempt use property" within the meaning of Section 168(h) of the Code; or (iii) directly or indirectly secures any debt the interest on which is tax exempt under Section 103(a) of the Code.

(h) None of the Companies and the Subsidiary has undergone a change in its method of accounting resulting in an adjustment to its taxable income pursuant to Section 481 of the Code.

(i) No state or federal "net operating loss" of any Company or the Subsidiary determined as of the Closing Date is subject to limitation on its use pursuant to Section 382 of the Code or comparable provisions of state law as a result of any "ownership change" within the meaning of Section 382(g) of the Code or comparable provisions of any state law occurring prior to the Closing Date.

(j) None of the Companies have, and the Subsidiary does not have, any liability for any Taxes attributable to the period prior to the Closing Date that has not been reserved for on the Closing Date balance sheet used to determine the Net Asset Value set forth on the Closing Date Certificate.

Legal Proceedings

. Except as disclosed in Section 2.10 of the Disclosure Schedule (with paragraph references corresponding to those set forth below) or in Sections 2.09(b), 2.12(g), or 2.19:

(a) there are no Actions or Proceedings pending or, to the Knowledge of Seller, threatened against, relating to or affecting Seller, any Company or the Subsidiary or any of their respective Assets and Properties that would (i) result in the issuance of an Order restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement, or (ii) individually or in the aggregate with other such Actions or Proceedings, to have a material adverse effect on the Business or Condition of the Companies; and

(b) there are no Orders outstanding against any Company or the Subsidiary.

Compliance With Laws and Orders

. Except as disclosed in Section 2.11 of the Disclosure Schedule or in Section 2.19, neither Seller, any Company, nor the Subsidiary is in violation of or in default under any Law or Order applicable to Seller, the Companies or the Subsidiary or any of their respective Assets and Properties.

Benefit Plans; ERISA

. (a) Section 2.12(a) of the Disclosure Schedule contains a true and complete list of each of the Benefit Plans, and identifies each of the Benefit Plans that is a Qualified Plan.

(b) Section 2.12(b) of the Disclosure Schedule contains a true and complete list of the employees of each Company and the Subsidiary as of September 6, 2000.

(c) Except as disclosed in Section 2.12(c) of the Disclosure Schedule, neither the Companies nor the Subsidiary maintain or are obligated to provide benefits under any life, medical or health plan (other than as an incidental benefit under a Qualified Plan) which provides benefits to retirees or other terminated employees other than benefit continuation rights under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

(d) Except as disclosed in Section 2.12(d) of the Disclosure Schedule, no Company nor Subsidiary nor any ERISA Affiliate nor any other corporation or organization controlled by or under common control with any of the foregoing within the meaning of Section 4001 of ERISA has at any time contributed to any "multiemployer plan," as that term is defined in Section 4001 of ERISA. None of the Companies has, and the Subsidiary does not have, any liability to any "multiemployer plan," as that term is defined in Section 4001 of ERISA, relating to any withdrawal from or termination of any such plan.

(e) Each of the Benefit Plans is, and its administration is and has been since inception, in compliance with its terms and, where applicable, with ERISA and the Code in all respects.

(f) All contributions and other payments required to be made by the Companies or the Subsidiary to any Benefit Plan with respect to any period ending before or at or including the Closing Date have been made. Except as disclosed in Section 2.12(f) of the Disclosure Schedule, all benefit obligations and liabilities under any Benefit Plan have been or will be reflected in Financial Statements in accordance with GAAP.

(g) Except as disclosed in Section 2.12(g) of the Disclosure Schedule, there are no pending or, to the Knowledge of Seller, threatened claims by or on behalf of any Benefit Plan, by any employee of any Company (or a beneficiary of such an employee), which allege violations of Law which, individually or in the aggregate, result in liability on the part of Purchaser, any Company, the Subsidiary or any fiduciary of any such Benefit Plan.

(h) Except as disclosed in Section 2.12(h) of the Disclosure Schedule, complete and correct copies of the following documents have been made available to the Purchaser prior to the execution of this Agreement:

(i) the Benefit Plans and any related trust agreements and insurance contracts;

(ii) current summary Plan descriptions of each Benefit Plan subject to ERISA;

(iii) the most recent Form 5500 and Schedules thereto for each Benefit Plan subject to ERISA reporting requirements;

(iv) the most recent determination of the IRS with respect to the qualified status of each Qualified Plan; and

(v) the most recent actuarial report of the qualified actuary of any Defined Benefit Plan or any other Benefit Plan with respect to which actuarial valuations are conducted.

(i) The actual amount of accumulated post-retirement benefit obligations of the Companies as of the Closing Date does not exceed the amount of accumulated post-retirement benefit obligations set forth on the Closing Date balance sheet used to determine the Net Asset Value set forth on the Closing Date Certificate.

Real Property

. (a) Section 2.13(a) of the Disclosure Schedule contains a true and correct list of (i) each parcel of real property owned by each Company or the Subsidiary, (ii) each parcel of real property leased by the Companies or any Subsidiary (as lessor or lessee) and (iii) all Liens (other than Permitted Liens) relating to or affecting any parcel of real property referred to in clause (i).

(b) Except as disclosed in Section 2.13(b) of the Disclosure Schedule, the Companies or the Subsidiary has such title to each parcel of Real Property as is necessary to permit the operation of such properties substantially in the manner such properties are operated by the Companies and the Subsidiary as of the date hereof in the ordinary course of business of any Company or the Subsidiary, free and clear of any and all Liens (other than Permitted Liens). To the Knowledge of Seller, there is no actual or proposed condemnation, requisition or taking by any public authority of any portion of the Real Property. Except for the real property leased to others referred to in clause (ii) of paragraph (a) above, the Companies or the Subsidiary is in possession of each parcel of real property owned by it, together with all buildings, structures, facilities, fixtures and other improvements, if any, thereon.

(c) Except as disclosed in Section 2.13(c) of the Disclosure Schedule, each lease and sublease included in the Real Property is in full force and effect as against the Company or the Subsidiary as a party thereto and, to the Knowledge of Seller, as against each other party thereto, and there is not, in relation to any such lease or sublease, any existing breach or default by any Company or the Subsidiary, as applicable, or, to the Knowledge of Seller, by any other party thereto.

Fixed Assets; Leased Personal Property

. Section 2.14 of the Disclosure Schedule discloses all fixed assets owned by any Company or the Subsidiary, and any tangible personal property (other than coal) leased by any Company or the Subsidiary. Except as disclosed in Section 2.14 of the Disclosure Schedule, each Company and the Subsidiary has such title or leasehold interest to the Personal Property as is necessary to permit the operation of such properties, substantially in the manner such properties are operated by the Companies and the Subsidiary as of the date hereof in the ordinary course of business of any Company or the Subsidiary, free and clear of any Encumbrances.

Contracts

. (a) Section 2.15(a) of the Disclosure Schedule (with paragraph references corresponding to those set forth below) contains a true and complete list of each of the following Contracts to which any Company or the Subsidiary is a party:

(i) all Contracts (excluding Benefit Plans) providing for a commitment of employment for a specified or unspecified term or otherwise relating to employment or the termination of employment;

(ii) all Contracts with any Person containing any provision or covenant prohibiting or materially limiting the ability of any Company or the Subsidiary to engage in any business activity or compete with any Person or prohibiting or materially limiting the ability of any Person to compete with any Company or the Subsidiary;

(iii) all partnership, joint venture, shareholders' or other similar Contracts with any Person;

(iv) all Contracts relating to Indebtedness of any Company or the Subsidiary in excess of $250,000 or to preferred stock issued by any Company or the Subsidiary (other than Indebtedness owing to or preferred stock owned by any Company or the Subsidiary);

(v) all Contracts relating to (A) the future disposition or acquisition of any Assets and Properties, other than dispositions or acquisitions in the ordinary course of business, and (B) any merger or other business combination;

(vi) all Contracts between or among any Company or the Subsidiary, on the one hand, and Seller, any officer, director or Affiliate (other than any Company or the Subsidiary) of Seller, on the other hand;

(vii) all Contracts for the purchase, sale or transport of coal with a duration of greater than one (1) year;

(viii) all Contracts relating to agreements with coal brokers for the sale of coal;

(ix) all Contracts with vendors under which the Companies or the Subsidiary made payments to the other party in excess of $250,000 in 1999 or under which, as of the date of this Agreement, the Companies or the Subsidiary expect to make payments to the other party in excess of $100,000 in 2000;

(x) all collective bargaining or similar labor Contracts; and

(xi) all Contracts (other than this Agreement) that (A) limit or contain restrictions on the ability of any Company or the Subsidiary to declare or pay dividends on, to make any other distribution in respect of or to issue or purchase, redeem or otherwise acquire its capital stock, to incur Indebtedness, to incur or suffer to exist any Lien, to purchase or sell any Assets or Properties, to change the lines of business in which it participates or engages or to engage in any merger or other business combination or (B) require any Company or the Subsidiary to maintain specified financial ratios or levels of net worth or other indicia of financial condition.

(b) Each Contract required to be disclosed in Section 2.15(a) of the Disclosure Schedule is in full force and effect and constitutes a legal, valid and binding agreement, enforceable in accordance with its terms, of such Company or the Subsidiary and, to the Knowledge of Seller of each other party thereto; and except as disclosed in Section 2.15(b) of the Disclosure Schedule no Company nor the Subsidiary, nor to the Knowledge of Seller, any other party to such Contract is in violation or breach of or default under any such Contract (or with notice or lapse of time or both, would be in violation or breach of or default under any such Contract).

Intellectual Property

. Section 2.16 of the Disclosure Schedule lists all material patents, trademarks, service marks, trade names, copyrights and applications therefor owned by or registered in the name of any of the Companies or the Subsidiary as of the date hereof. To the Knowledge of Seller, none of the Companies or the Subsidiary is infringing, in any material respect, on any valid patent right, trademark, service mark, trade name or copyright of others.

Affiliate Transactions

. Except as disclosed in Section 2.17 of the Disclosure Schedule, (i) there is no Indebtedness between any Company or the Subsidiary, on the one hand, and Seller, any officer, director or Affiliate (other than a Company or the Subsidiary) of Seller, on the other, (ii) neither Seller nor any such officer, director or Affiliate provides or causes to be provided any assets, services or facilities (except for corporate services that are necessary in the ordinary course of business), to any Company or the Subsidiary and (iii) no Company nor the Subsidiary provides or causes to be provided any assets, services or facilities (except for corporate services that are necessary in the ordinary course of business) to Seller or any such officer, director or Affiliate.

Labor Relations

. Except as disclosed in Section 2.18 of the Disclosure Schedule, no employee of any Company or the Subsidiary is presently a member of a collective bargaining unit and, to the Knowledge of Seller, there are no threatened or contemplated attempts to organize for collective bargaining purposes any of the employees of any Company or the Subsidiary. There has been no work stoppage, strike or other concerted action by employees of any Company or the Subsidiary.

Environmental Matters

. (a) Except as disclosed in Section 2.19(a) of the Disclosure Schedule, each Company and the Subsidiary is in compliance with all applicable Environmental Laws, and, since January 1, 2000, none of the Companies nor the Subsidiary has received any written notice of violation, cessation order, notice of fine or penalty, notice of proposed assessment or other written notice from any Governmental or Regulatory Authority that such Company or the Subsidiary is not in compliance with any Environmental Laws.

(b) Except as disclosed in Section 2.19(b) of the Disclosure Schedule, there have been no Releases of Hazardous Materials by any of the Companies or the Subsidiary on, in, under or over the Real Property, except in accordance with any applicable Environmental Law.

(c) Except as disclosed in Section 2.19(c) of the Disclosure Schedule, none of the Real Property is used to produce, manufacture, process, generate, store, use, handle, recycle, treat, dispose of, manage, ship or transport Hazardous Materials.

(d) Except as disclosed in Section 2.19(d) of the Disclosure Schedule, none of the Companies or the Subsidiary has received notice from any Governmental or Regulatory Authority that it is a "potentially responsible party" under Section 107 of CERCLA for any matter that has not been or will not be resolved as of the Closing Date.

Licenses, Permits, Approvals.

Each Company and the Subsidiary possesses all licenses, permits and governmental approvals and authorizations which are required in order to operate their businesses as currently operated.

Insurance

. Section 2.21 of the Disclosure Schedule lists all policies of fire, liability, or other forms of third-party insurance issued in the name of any of the Companies or the Subsidiary.

Bonds

. Section 2.22 of the Disclosure Schedule lists all bonds, including reclamation bonds, currently in force with respect to any of the Companies or the Subsidiary.

Brokers

. Except for Goldman, Sachs & Co., whose fees, commissions and expenses are the sole responsibility of Seller, all negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by Seller directly with Purchaser without the intervention of any Person on behalf of Seller in such manner as to give rise to any valid claim by any Person against Purchaser, any Company or the Subsidiary for a finder's fee, brokerage commission or similar payment.

REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser hereby represents and warrants to Seller as follows:

Corporate Existence

. Purchaser is a corporation duly incorporated, validly existing and in good standing under the Laws of the State of Delaware. Purchaser has full corporate power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby.

Authority

. The execution and delivery by Purchaser of this Agreement, and the performance by Purchaser of its obligations hereunder, have been duly and validly authorized by the Board of Directors of Purchaser, no other corporate action on the part of Purchaser or its stockholders being necessary. This Agreement has been duly and validly executed and delivered by Purchaser and constitutes a legal, valid and binding obligation of Purchaser enforceable against Purchaser in accordance with its terms.

No Conflicts

. The execution and delivery by Purchaser of this Agreement do not, and the performance by Purchaser of its obligations under this Agreement and the consummation of the transactions contemplated hereby will not:

(a) conflict with or result in a violation or breach of any of the terms, conditions or provisions of the certificate of incorporation or by-laws (or other comparable corporate charter document) of Purchaser;

(b) subject to obtaining the consents, approvals and actions, making the filings and giving the notices disclosed in Schedule 3.04 hereto, conflict with or result in a violation or breach of any term or provision of any Law or Order applicable to Purchaser or any of its Assets and Properties; or

(c) except as disclosed in Schedule 3.03 hereto, (i) conflict with or result in a violation or breach of, (ii) constitute (with or without notice or lapse of time or both) a default under, (iii) require Purchaser to obtain any consent, approval or action of, make any filing with or give any notice to any Person as a result or under the terms of, or (iv) result in the creation or imposition of any Lien upon Purchaser or any of its Assets or Properties under, any Contract or License to which Purchaser is a party or by which any of its Assets and Properties is bound.

Governmental Approvals and Filings

. Except as disclosed in Schedule 3.04 hereto, no consent, approval or action of, filing with or notice to any Governmental or Regulatory Authority on the part of Purchaser is required in connection with the execution, delivery and performance of this Agreement or the consummation of the transactions contemplated hereby, except where the failure to obtain any such consent, approval or action, to make any such filing or to give any such notice would not adversely affect the ability of Purchaser to consummate the transactions contemplated by this Agreement or to perform its obligations hereunder.

Legal Proceedings

. There are no Actions or Proceedings pending or, to the knowledge of Purchaser, threatened against, relating to or affecting Purchaser or any of its Assets and Properties that would result in the issuance of any Order restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement.

Purchase for Investment

. The Shares will be acquired by Purchaser (or, if applicable, its assignee pursuant to Section 13.09(b)) for its own account for the purpose of investment, it being understood that the right to dispose of such Shares shall be entirely within the discretion of Purchaser (or such assignee, as the case may be). Purchaser (or such assignee, as the case may be) will refrain from transferring or otherwise disposing of any of the Shares, or any interest therein, in such manner as to cause Seller to be in violation of the registration requirements of the Securities Act of 1933, as amended, or applicable state securities or blue sky laws.

Independent Evaluation

. Purchaser is experienced and knowledgeable in the coal business, and is aware of its risks. Purchaser has been afforded the opportunity to examine the materials made available to it by Seller in Seller's offices in Billings, Montana (the "Data Room") with respect to the Companies, the Subsidiary and their business (the "Background Materials"). The Background Materials include files, or copies thereof, that the Companies and the Subsidiary have used in their normal course of business and other information about the Companies and the Subsidiary and their business that the Companies and the Subsidiary have compiled or generated; however, Purchaser acknowledges and agrees that neither the Seller nor a Company, the Subsidiary or other Person has made any representations or warranties, express or implied, written or oral, as to the accuracy or completeness of the Background Materials or, except for the representations and warranties of Seller contained in this Agreement, as to any other information relating to the Companies, the Subsidiary or their business furnished or to be furnished to Purchaser or its representatives by or on behalf of Seller. In entering into this Agreement, Purchaser acknowledges and affirms that it has relied and will rely solely on the terms of this Agreement and upon its independent analysis, evaluation and investigation of, and judgment with respect to, the business, economic, legal, tax or other consequences of this transaction including its own estimate and appraisal of the extent and value of and the risks associated with the coal business. Purchaser's representatives have visited the active operations of the Companies and the Subsidiary and have been given opportunities to examine the Books and Records Seller has made available relating to the Companies, the Subsidiary and their business. Except as expressly provided in this Agreement, neither Seller nor any Company nor the Subsidiary shall have any liability to Purchaser or its Affiliates, agents, representatives or employees resulting from any use, authorized or unauthorized, of the Background Materials or other information relating to a Company, the Subsidiary or their business provided by or on behalf of any Seller, any Company or the Subsidiary.

Brokers

. Except for Rothschild, Inc., whose fees, commissions and expenses are the sole responsibility of Purchaser, all negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by Purchaser directly with Seller without the intervention of any Person on behalf of Purchaser in such manner as to give rise to any valid claim by any Person against Seller, any Company or the Subsidiary for a finder's fee, brokerage commission or similar payment.

Qualifications as Lessee; Coal Acreage Limitations

. (a) Purchaser and its Affiliates are qualified in every material respect, including limitations and parameters imposed in 43 C.F.R. Part 3400, to take, hold, own and control federal coal and mineral leases. The acquisition, directly or indirectly, by Purchaser of the Companies and the Subsidiary will not cause Purchaser or any of its Affiliates to violate any material limitations or parameters imposed in 43 C.F.R. Part 3400.

(b) As of the execution and delivery hereof and after giving effect to the purchase of the Companies and the Subsidiary, Purchaser and its Affiliates will not exceed the coal acreage lease or permit limit set forth in 30 U.S.C. Section 184.

(c) Purchaser is qualified to hold coal and mineral leases issued by the State of Montana pursuant to applicable laws and regulations.

Permit Blocking

. Neither Purchaser nor any of its Affiliates has been notified (nor is there any pending or, to the knowledge of Purchaser, threatened notification) by the United States Office of Surface Mining, Reclamation and Enforcement (OSMRE) or the agency of any state administering SMCRA that Purchaser or any of its Affiliates is (i) ineligible to receive surface mining permits, or (ii) under investigation to determine whether its eligibility to receive a SMCRA permit should be revoked, or (iii) otherwise permit blocked.

Exon-Florio

. Purchaser is not a "foreign person" for purposes of the Exon-Florio Amendment.

      Financing

      . Purchaser will have, from and after December 31, 2000, cash and/or available equity capital sufficient to pay no less than 20% of the Purchase Price (the "Equity Financing").

      COVENANTS OF SELLER

      Seller covenants and agrees with Purchaser that, at all times from and after the date hereof until the Closing, Seller will comply with all covenants and provisions of this Article IV, except to the extent Purchaser may otherwise consent in writing.

      Regulatory and Other Approvals

      . Seller will, and will cause each Company and the Subsidiary to, as promptly as practicable (a) take all commercially reasonable steps necessary or desirable to obtain all consents, approvals or actions of, make all filings with and give all notices to Governmental or Regulatory Authorities or any other Person required of Seller, any Company or the Subsidiary to consummate the transactions contemplated hereby, including without limitation those disclosed in Sections 2.06 and 2.07 of the Disclosure Schedule, (b) provide such other information and communications to such Governmental or Regulatory Authorities or other Persons as such Governmental or Regulatory Authorities or other Persons may reasonably request in connection therewith and (c) provide reasonable cooperation to Purchaser in connection with the performance of its obligations under Sections 5.01 and 5.02. Seller will provide prompt notification to Purchaser when any such consent, approval, action, filing or notice referred to in clause (a) above is obtained, taken, made or given, as applicable, and will advise Purchaser of any communications (and, unless precluded by Law, provide copies of any such communications that are in writing) with any Governmental or Regulatory Authority or other Person regarding any of the transactions contemplated by this Agreement. To the extent that any consents, waivers or approvals necessary to convey any property or rights of any Company or the Subsidiary at the date hereof to Purchaser are not obtained prior to the Closing, Seller shall take all commercially reasonable steps (and such obligation notwithstanding anything herein to the contrary shall survive the Closing) to: (i) provide to Purchaser, at the request of Purchaser, the benefits of any such property or right, and hold the same in trust for Purchaser, (ii) cooperate in any reasonable and lawful arrangement, approved by Purchaser, designed to provide such benefits to Purchaser; and (iii) enforce and perform, at the request of Purchaser, for the account of Purchaser, any rights or obligations of Seller arising from any such property or right against or in respect of any third person (including a government or governmental unit), including the right to elect to terminate any contract, arrangement or agreement in accordance with the terms thereof upon the advice of the Purchaser .

      HSR Filings

      . In addition to and not in limitation of Seller's covenants contained in Section 4.01, Seller will (a) take promptly all actions necessary to make the filings required of Seller or its Affiliates under the HSR Act, (b) comply at the earliest practicable date with any request for additional information received by Seller or its Affiliates from the Federal Trade Commission or the Antitrust Division of the Department of Justice pursuant to the HSR Act and (c) cooperate with Purchaser in connection with Purchaser's filing under the HSR Act and in connection with resolving any investigation or other inquiry concerning the transactions contemplated by this Agreement commenced by either the Federal Trade Commission or the Antitrust Division of the Department of Justice or state attorneys general. Seller shall seek early termination of the waiting period under the HSR Act.

      Investigation by Purchaser

      . Seller will, and will cause each Company and the Subsidiary to, (a) provide Purchaser and its officers, employees, counsel, accountants, financial advisors, consultants and other representatives (together, " Representatives") with full access, upon reasonable prior notice and during normal business hours, to all officers, employees, agents and accountants of each Company, the Subsidiary and their Assets and Properties and Books and Records, but only to the extent that such access does not unreasonably interfere with the business and operations of the Companies and the Subsidiary, and (b) furnish Purchaser and such other Persons with all such information and data (including without limitation copies of Contracts, Benefit Plans and other Books and Records) concerning the business and operations of the Companies and the Subsidiary as Purchaser or any of such other Persons reasonably may request in connection with such investigation, except to the extent that furnishing any such information or data would violate any Law, Order, Contract or License applicable to Seller, the Companies and the Subsidiary or by which any of their respective Assets and Properties is bound.

      No Solicitations

      . Subject to the duties imposed by applicable Law, Seller will not take, nor will it permit any Company, the Subsidiary or any Affiliate of Seller (or authorize or permit any investment banker, financial advisor, attorney, accountant or other Person retained by or acting for or on behalf of Seller, any Company, the Subsidiary or any such Affiliate) to take, directly or indirectly, any action to solicit, encourage, negotiate, assist or otherwise facilitate (including by furnishing confidential information with respect to any Company or the Subsidiary or permitting access to the Assets and Properties and Books and Records of any Company or the Subsidiary) any offer or inquiry from any Person concerning an Acquisition Proposal.

      Conduct of Business

      . Seller will cause each Company and the Subsidiary to conduct business only in the ordinary course. Without limiting the generality of the foregoing, Seller will cause each Company and the Subsidiary to use commercially reasonable efforts, to the extent the officers of such Company believe such action to be in the best interests of such Company and the Subsidiary, to (a) preserve intact the present business organization and reputation of each Company and the Subsidiary in all material respects, (b) keep available (subject to dismissals (including routine layoffs in the ordinary course of business) and retirements (including retirements pursuant to MPC's "Special Retirement 2000 Program") in the ordinary course of business and transfers to any Affiliate of each Company; provided, that such transfers are approved in advance by Purchaser, which approval shall not be unreasonably withheld or delayed) the services of the key officers and employees of each Company or the Subsidiary, (c) except as disclosed in Section 4.05 of the Disclosure Schedule maintain the Assets and Properties of each Company and the Subsidiary in good working order and condition, ordinary wear and tear excepted, (d) maintain the good will of key customers, suppliers and lenders and other Persons with whom each Company or the Subsidiary otherwise has significant business relationships and (e) continue to pay invoices with respect to claims under Benefit Plans in the ordinary course, consistent with past practices.

      Financial Statements and Reports

      . (a) As promptly as practicable and in any event no later than forty five (45) days after the end of each fiscal quarter ending after the date hereof and before the Closing Date (other than the fourth quarter) or ninety (90) days after the end of each fiscal year ending after the date hereof and before the Closing Date, as the case may be, Seller will deliver to Purchaser true and complete copies of the unaudited consolidated balance sheets, and the related unaudited statements of operations of the Companies and their consolidated Subsidiary, in each case as of and for the fiscal year then ended or as of and for each such fiscal quarter and the portion of the fiscal year then ended, as the case may be, together with the notes, if any, relating thereto, which financial statements shall be prepared on a basis consistent with the Financial Statements.

      (b) As promptly as practicable, Seller will deliver to Purchaser true and complete copies of such other regularly-prepared financial statements, reports and analyses as may be prepared or received by the Companies or the Subsidiary relating to the business or operations of the Companies or the Subsidiary.

      Certain Restrictions

      . Seller will, and will cause each Company and the Subsidiary, to refrain from:

      (a) except as disclosed in Section 4.07(a) of the Disclosure Schedule, amending their certificates or articles of incorporation or by-laws (or other comparable corporate charter documents) in any material respect or taking any action with respect to any such amendment or any recapitalization, reorganization, liquidation or dissolution of any such corporation;

      (b) except as disclosed in Section 4.07(b) of the Disclosure Schedule, authorizing, issuing, selling or otherwise disposing of any shares of capital stock of or any Option with respect to each Company or the Subsidiary, or modifying or amending any right of any holder of outstanding shares of capital stock of or any Option with respect to each Company or the Subsidiary;

      (c) except as disclosed in Section 4.07(c) of the Disclosure Schedule, declaring, setting aside or paying any dividend or other distribution in respect of the capital stock of each Company or the Subsidiary not wholly owned, directly or indirectly, by each Company or the Subsidiary, or directly or indirectly redeeming, purchasing or otherwise acquiring any capital stock of or any Option with respect to each Company or the Subsidiary not wholly owned, directly or indirectly, by each Company or the Subsidiary;

      (d) except as disclosed in Section 4.07(d) of the Disclosure Schedule, other than in the ordinary course of business, acquiring or disposing of, or incurring any Lien in an amount in excess of $50,000 (other than a Permitted Lien) on, any Assets and Properties;

      (e) except as disclosed in Section 4.07(e) of the Disclosure Schedule, entering into, or in any material respect amending, modifying, terminating (partially or completely), granting any waiver under or giving any consent with respect to any Contract involving the payment or receipt of more than $50,000 to which each Company or the Subsidiary is a party;

      (f) other than in the ordinary course of business (i) voluntarily incurring Indebtedness in an aggregate principal amount exceeding $250,000 (net of any amounts of Indebtedness discharged during such period), or (ii) purchasing, canceling, prepaying or otherwise providing for a complete or partial discharge in advance of a scheduled payment date with respect to, or waiving any right under, any Indebtedness in an aggregate principal amount exceeding $250,000 (in either case other than Indebtedness of each Company or the Subsidiary owing to each Company or the Subsidiary); provided, however, that MPC, Seller, each Company and the Subsidiary may take any and all actions necessary or appropriate to terminate the Employee Stock Ownership Plan portion of the Seller's 401(k) Plan and to prepay any outstanding Indebtedness of MPC, Seller, any Company or the Subsidiary attributable to the Employee Stock Ownership Plan;

      (g) engaging with any Person in any merger or other business combination;

      (h) except as disclosed in Section 4.07(h) of the Disclosure Schedule, other than in the ordinary course of business making capital expenditures or commitments for additions to property, plant or equipment constituting capital assets in an aggregate amount exceeding $250,000;

      (i) except to the extent required by applicable Law with the consent of Purchaser which shall not be unreasonably withheld or delayed, making any material change in (A) any pricing, investment, accounting, financial reporting, inventory, credit, allowance or Tax practice or policy, or (B) any method of calculating any bad debt, contingency or other reserve for accounting, financial reporting or Tax purposes;

      (j) other than in the ordinary course of business or to the extent required by applicable Law, adopting, entering into or becoming bound by any material Benefit Plan, employment-related Contract or collective bargaining agreement, or amending, modifying or terminating (partially or completely) any such Benefit Plan, employment-related Contract or collective bargaining agreement, if such action will result in material additional cost to each Company;

      (k) making any change in its fiscal year; or

      (l) entering into any Contract to do or engage in any of the foregoing.

      Notwithstanding any provision to the contrary, nothing in this Section 4.07 or Section 4.05 shall require Seller, any Company or the Subsidiary to revise, dishonor or delay performance of any obligation under agreements in existence prior to the date hereof.

      Affiliate Transactions

      . Except as disclosed in Section 4.08 of the Disclosure Schedule, immediately prior to the Closing, all Indebtedness and other amounts owing under Contracts between Seller, any officer, director or Affiliate (other than any Company or the Subsidiary) of Seller, on the one hand, and any Company, or Subsidiary, on the other, will be paid in full.

      Basin Resources Pension Plan

      . Prior to the Closing, Seller shall cause the Basin Resources Pension Plan to be fully funded on a termination basis calculated as of a date which is within 30 days prior to Closing (within the meaning of Treasury Regulation Section 1.414(l)-1(b)(5) and based on the "expected retirement age" as defined in PBGC Regulations and the PBGC termination interest rate for annuity purposes as of such date (currently such interest rate effective for September 2000 as published by the PBGC is 7.00% for the next 25 years and 6.25% thereafter)).

      Fulfillment of Conditions.

      Seller will take all commercially reasonable steps necessary or desirable and proceed diligently and in good faith to satisfy each condition to the obligations of Purchaser contained in this Agreement and will not, and will not permit any Company or the Subsidiary to, take or fail to take any action that would result in the nonfulfillment of any such condition.

      COVENANTS OF PURCHASER

      Purchaser covenants and agrees with Seller that, at all times from and after the date hereof until the Closing and, in the case of Section 5.04, thereafter, Purchaser will comply with all covenants and provisions of this Article V, except to the extent Seller may otherwise consent in writing.

      Regulatory and Other Approvals

      . Purchaser will as promptly as practicable (a) take all commercially reasonable steps necessary or desirable to obtain all consents, approvals or actions of, make all filings with and give all notices to Governmental or Regulatory Authorities or any other Person required of Purchaser to consummate the transactions contemplated hereby, including without limitation those disclosed in Schedules 3.03 and 3.04 hereto, (b) provide such other information and communications to such Governmental or Regulatory Authorities or other Persons as such Governmental or Regulatory Authorities or other Persons may reasonably request in connection therewith and (c) provide reasonable cooperation to Seller, each Company and the Subsidiary in connection with the performance of their obligations under Sections 4.01 and 4.02. Purchaser will provide prompt notification to Seller when any such consent, approval, action, filing or notice referred to in clause (a) above is obtained, taken, made or given, as applicable, and will advise Seller of any communications (and, unless precluded by Law, provide copies of any such communications that are in writing) with any Governmental or Regulatory Authority or other Person regarding any of the transactions contemplated by this Agreement.

      HSR Filings

      . In addition to and without limiting Purchaser's covenants contained in Section 5.01, Purchaser will (a) take promptly all actions necessary to make the filings required of Purchaser or its Affiliates under the HSR Act, (b) comply at the earliest practicable date with any request for additional information received by Purchaser or its Affiliates from the Federal Trade Commission or the Antitrust Division of the Department of Justice pursuant to the HSR Act and (c) cooperate with Seller in connection with Seller's filing under the HSR Act and in connection with resolving any investigation or other inquiry concerning the transactions contemplated by this Agreement commenced by either the Federal Trade Commission or the Antitrust Division of the Department of Justice or state attorneys general. Purchaser shall seek early termination of the waiting period under the HSR Act.

      Guarantees and Bonds

      . (a) Replacement of Guarantees. A complete list of all guarantees, indemnities, letters of credit, letters of comfort, surety bonds, self-bonds, performance bonds and other obligations obtained or issued by MPC, Seller, the Companies, the Subsidiary or their Affiliates for the benefit of the Companies or the Subsidiary is disclosed in Section 5.03(a) of the Disclosure Schedule (collectively, the "Guarantees"). Prior to the Closing, Purchaser shall cooperate with Seller and shall use commercially reasonable efforts, in order to cause itself or the Companies or the Subsidiary to be substituted in all respects for Seller or any Affiliate of Seller (other than the Companies or the Subsidiary), effective as of the Closing, in respect of all Liabilities and other obligations of Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) under the Guarantees, and to cause Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) to be fully released and discharged with respect thereto. With respect to any Guarantees which are not, as of the Closing Date, so replaced with Guarantees of Purchaser or the Companies or the Subsidiary in a manner reasonably satisfactory to Seller or with respect to which Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) are not fully released and discharged, Purchaser shall continue to use commercially reasonable efforts to replace such Guarantees and to cause Seller or any Affiliate of Seller (other than the Companies and the Subsidiary) to be fully released and discharged from their respective Liabilities and other obligations thereunder. From the Closing Date until such time as Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) is fully released from a Guarantee, Purchaser shall indemnify, save, defend and hold harmless Seller or any Affiliate of Seller (other than the Companies or the Subsidiary) from all Liabilities in any way related to the Guarantees. The indemnity described in this Section 5.03(a) shall not be subject to the limitations set out in Section 10.01(c) of this Agreement, but shall be subject to the method of asserting claims described in Section 10.02 of this Agreement. Notwithstanding the foregoing provisions of this Section 5.03(a), Purchaser will not contact any party to any Guarantee or any underlying obligation without the prior consent of Seller, which consent shall not be unreasonably withheld.

      (b) Treatment of Scheduled Bonds. (i) Without limiting Section 5.03(a), at the Closing, Purchaser shall post a replacement letter of credit or surety bond or other instrument for the benefit of the beneficiaries thereof in form and substance reasonably satisfactory to Seller and relevant regulators, and issued by a financial institution reasonably satisfactory to Seller in respect of each letter of credit, surety bond and other obligation disclosed in Section 5.03(b) of the Disclosure Schedule, as it may be supplemented prior to Closing (collectively, the "Scheduled Bonds"). At the Closing, Purchaser shall deliver, or cause to be delivered, to Seller, such other documents as may reasonably be requested by Seller in order to permit Seller to effect the full release and discharge of Seller and its Affiliates (other than the Companies or the Subsidiary) as contemplated hereby; and (ii) with respect to all Scheduled Bonds that remain outstanding following the Closing Date, Purchaser shall pay to Seller a monthly fee during the applicable month, such fee to commence to accrue as of the Closing equal in amount to Seller's actual premium, fee or similar cost payable by Seller for such guarantee, indemnity, letter of credit, letter of comfort, surety bond, self-bond, performance bond or other obligation attributable to such month, plus interest thereon at the "prime rate" (as such rate is reported in The Wall Street Journal under the heading, "Money Rates," or if such rate is no longer published in The Wall Street Journal, as reported by Citibank NA as its prime rate) on the basis of a 365-day year and the actual number of days in such month (or partial month in the case of the first month such fee is payable commencing with the Closing Date and the last month such fee is payable commencing with the Closing Date and the last month such fee is payable ending on the date such obligation is replaced, released or discharged). Any such fee payable by Purchaser shall become due and payable on the first day following the month (or portion thereof) in which such fee shall have accrued and shall be computed on a per annum basis based on a 365-day year, and the actual number of days elapsed from the Closing Date to the date of payment. For purpose of such calculation, a Scheduled Bond shall be deemed to be outstanding until such time as the beneficiary thereof has provided Seller with written documentation sufficient in the judgment of Seller to cause the Seller and any Affiliates to be fully released and discharged from the Scheduled Bond, and the Scheduled Bond has been returned to Seller.

      Employee Matters.

      (a) Continuation of Compensation and Benefits. Except as otherwise provided in Sections 5.04(f), (g), (h) and (j), during the period from the Closing Date until twenty-four months following the Closing Date, Purchaser will maintain or will cause to be maintained, or shall cause each Company and the Subsidiary to maintain, base salary, wages, compensation levels (including, without limitation, incentive compensation) and employee pension and welfare benefit plans and programs for the benefit of the employees of each Company and the Subsidiary, which, in the aggregate, are at least equal to, or equivalent in value to, the wages, compensation levels, and Benefit Plans listed in Section 2.12(a) of the Disclosure Schedule provided to the employees of such Company or the Subsidiary on the date of this Agreement, plus any salary adjustments made in the ordinary course of business between the date of this Agreement and the Closing Date. For purposes of this Section 5.04, the employees of each Company and the Subsidiary on the Closing Date shall be the employees listed on Section 2.12(b) of the Disclosure Schedule, as modified through the Closing Date to reflect employment changes due to additions, dismissals, retirements or transfers (all in accordance with Section 4.05).

      (b) Service Credit. The Purchaser shall provide, or shall cause each Company and the Subsidiary to provide, each employee of each Company and the Subsidiary with credit for all service with each Company, the Subsidiary and their Affiliates for all purposes under each employee benefit plan, program, or arrangement of the Purchaser or its Affiliates in which such employee is eligible to participate, except to the extent that such service credit would result in a duplication of benefits with respect to the same period of service.

      (c) Bonuses; Incentive Compensation. The bonus plans and other incentive compensation plans and programs maintained by Seller and/or any of its Affiliates in which the employees of each Company and the Subsidiary are eligible to participate (including terminated or retired employees who remain eligible to participate under the terms of such plans), as in effect on the date of this Agreement, shall be terminated by Seller as of the Closing Date, with the bonuses and incentive compensation through such date to be paid thereunder by Seller in the amounts determined by Seller within 90 days of the Closing Date.

      (d) Severance Policy and Other Agreements. If the employment of any employee of any Company or the Subsidiary is terminated within twenty four months after the Closing Date by (i)  action of Purchaser or any Company or the Subsidiary other than for Cause, or (ii) action of an employee following (A) a reduction in such employee's base salary equal to or greater than fifteen percent (15%) or (B) such employee's decision not to relocate more than fifty (50) miles from his or her then current job location, then Purchaser shall pay, or shall cause such Company or the Subsidiary to pay, each such employee a lump sum severance benefit (less required tax withholding and other withholding obligations required by statute) in an amount equal to the sum of (x) the product of ten percent (10%) of such employee's annualized base salary multiplied by such employee's "years of service" up to a maximum of one hundred percent (100%) of such base salary, plus (y) six thousand dollars ($6,000). For purposes of the foregoing, "years of service" shall mean the employee's aggregate total years of service (pro-rated to the date of termination) with such Company, the Subsidiary, Purchaser and any of their respective Affiliates. Notwithstanding the foregoing, if the employee is a party to an individual change in control severance agreement with such Company or the Subsidiary or any of its Affiliates, the terms of such agreement shall apply in lieu of the foregoing with respect to any termination of such employee, and the consummation of the transaction contemplated by this Agreement will be deemed to constitute a "Change in Control" for purposes of each such agreement. Purchaser shall honor, or cause such Company or the Subsidiary to honor, all such individual change in control severance agreements with such employees, and the Purchaser shall be liable for any amount(s) or benefit(s) due thereunder.

      (e) Benefit Plan Obligations. Except for the matters disclosed in Section 5.04(e) of the Disclosure Schedule or as otherwise provided in this Section 5.04, Purchaser shall be, or shall cause such Company or the Subsidiary to be, responsible for all obligations existing on the Closing Date (including, without limitation, any such obligations that have been incurred but not yet paid) under any Benefit Plan (including, without limitation, all health and welfare, life insurance and disability plans and programs) applicable to the employees of such Company or of the Subsidiary, and effective as of the Closing Date, MPC, Seller, and their Affiliates (other than such Company or the Subsidiary) shall have no liability or responsibility for any obligation under any Benefit Plan applicable to the employees of such Company or the Subsidiary, with respect to claims incurred by such employees or their covered dependents prior to the Closing Date under each Benefit Plan. Expenses and benefits with respect to claims incurred by employees of each Company or the Subsidiary or their covered dependents on or after the Closing Date shall be the responsibility of Purchaser. For purposes of this paragraph, a claim is deemed incurred when the services that are the subject of the claim are performed; in the case of life insurance, when the death occurs, and, in the case of short-term or long-term disability benefits, when the disability occurs. Purchaser shall, or shall cause each Company or the Subsidiary to, (i) waive all limitations as to preexisting conditions, exclusions and waiting periods with respect to participation and coverage requirements applicable to the employees of each Company or the Subsidiary (who are employees of such Company or the Subsidiary on the Closing Date) under any Benefit Plan that such employees may be eligible to participate in after the Closing Date; provided that any limitations as to pre-existing conditions, exclusions and waiting periods which apply prior to the Closing Date shall continue to apply after the Closing Date and (ii) provide each employee of each Company or the Subsidiary (who is an employee of such Company or the Subsidiary on the Closing Date) with credit for any co-payments and deductibles paid prior to the Closing Date in satisfying any applicable deductible or out-of-pocket requirements under any Benefit Plan in which such employee is eligible to participate after the Closing Date.

      (f) 401(k) Plan. Effective as of the Closing Date, Purchaser shall provide, or shall cause each Company and the Subsidiary to provide, for the eligible employees of each Company or the Subsidiary a plan pursuant to Section 401(a) and Section 401(k) of the Code (the "Purchaser's 401(k) Plan") which shall provide for elective deferral and loan entitlements, and which shall further provide for the acceptance of a trust to trust transfer and rollover distributions from MPC's Qualified Plans and/or conduit individual retirement accounts established by any such employees. Purchaser shall take all actions required to obtain, and shall obtain, a favorable determination letter from the IRS on the tax qualified status of Purchaser's 401(k) Plan. Employees of each Company and the Subsidiary shall cease to accrue benefits and service credits under The Montana Power Company and Subsidiaries Employee Retirement Savings Plan (the "Seller's 401(k) Plan") as of the Closing Date.

      (g) Pension Plan. To the extent that Purchaser maintains a defined benefit pension plan pursuant to Section 401(a) of the Code (the "Purchaser's Pension Plan") that provides accrued benefits to eligible employees of any Company or the Subsidiary at least equal to the accrued benefits of those employees as of the Closing Date under The Montana Power Company Pension Plan (the "Seller's Pension Plan"), assets and/or cash, as determined by MPC, equal to such accrued benefits shall be transferred from Seller's Pension Plan to Purchaser's Pension Plan. The assets and/or cash to be transferred to Purchaser's Pension Plan shall equal the aggregate present value of such accrued benefits on a termination basis as of the Closing Date (within the meaning of Treasury Regulation Section 1.414(l)-1(b)(5) and based on the "expected retirement age" as defined in PBGC Regulations and the PBGC termination interest rate for annuity purposes (currently such interest rate effective for September 2000 as published by the PBGC is 7.00% for the next 25 years and 6.25% thereafter) for pension plans as of the Closing Date), as certified by Seller's actuary. The transfer of assets and/or cash to accomplish the above shall occur as soon as administratively possible after the Closing Date. As of the Closing Date, employees of each Company and the Subsidiary shall cease to participate in Seller's Pension Plan, and no further benefits shall be accrued under Seller's Pension Plan. The amount of assets and/or cash to be so transferred shall bear interest at the above PBGC interest rate from the Closing Date to the date of such transfer.

      (h) Continuing Obligation. If Purchaser sells or otherwise disposes of all or substantially all of the stock or assets of any Company or the Subsidiary within twenty-four months of the Closing Date, or such other longer time period as may be applicable to any individual change in control severance agreement between an employee of any Company or the Subsidiary and such Company or the Subsidiary or any of its Affiliates, Purchaser shall, in connection with such disposition cause the transferee of such stock or assets to honor the provisions of this Section 5.04 until twenty-four months after the Closing Date, or such other longer time period as may be applicable under any individual change in control severance agreement.

      (i) Collective Bargaining Agreements. The wages, compensation levels and employee pension and welfare benefit plans and programs for the benefit of employees of the Companies and the Subsidiary who are covered by a collective bargaining agreement shall be governed by the terms of such collective bargaining agreement, except (i) to the extent that an employee is eligible for the benefits provided under Section 5.04(c) and (ii) Section 5.04(b) shall apply with respect to all such employees. In no event shall Section 5.04(d) apply to such employees. To the extent of the terms or provisions of any such collective bargaining agreement conflict with any of the terms or provisions of this Agreement, the terms or provisions of the collective bargaining agreement shall govern.

      Fulfillment of Conditions

      . Purchaser will take all commercially reasonable steps necessary or desirable and proceed diligently and in good faith to satisfy each condition to the obligations of Seller contained in this Agreement and will not take or fail to take any action that would result in the nonfulfillment of any such condition.

      Communication Between the Parties

      . If Purchaser develops information prior to the Closing Date that leads Purchaser to believe that Seller has breached a representation or warranty under this Agreement, Purchaser shall inform Seller of such potential breach as soon as possible, but in any event, at or prior to Closing.

      Financing.

      Purchaser will use commercially reasonable efforts to obtain, on or prior to the Closing Date, senior debt financing in an amount not more than $110,400,000, on terms currently prevailing in the market for acquisition financings of this nature (the "Financing"), of use in funding payment of the amount due from Purchaser at Closing pursuant to this Agreement. Purchaser has no reason to believe it will not obtain such Debt Financing by Closing Date. Purchaser will use commercially reasonable efforts to obtain, on or prior to the Closing Date, the Equity Financing.

      CONDITIONS TO OBLIGATIONS OF PURCHASER

      The obligations of Purchaser hereunder to purchase the Shares are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Purchaser in its sole discretion):

      Representations and Warranties

      . The representations and warranties made by Seller in this Agreement shall be true and correct, in all material respects, on and as of the Closing Date as though made on and as of the Closing Date or, in the case of representations and warranties made as of a specified date earlier than the Closing Date, on and as of such earlier date.

      Performance

      . Seller shall have performed and complied with, in all material respects, the agreements, covenants and obligations required by this Agreement to be so performed or complied with by Seller at or before the Closing.

      Officers' Certificates

      . Seller shall have delivered to Purchaser a certificate, dated the Closing Date and executed in the name and on behalf of Seller by the Chairman of the Board, the President or any Executive Vice President of Seller, substantially in the form and to the effect of Exhibit A hereto, and a certificate, dated the Closing Date and executed by the Secretary or any Assistant Secretary of Seller, substantially in the form and to the effect of Exhibit B hereto.

      Orders and Laws

      . There shall not be in effect on the Closing Date any Order or Law restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement.

      Regulatory Consents and Approvals

      . All consents, approvals and actions of, filings with and notices to any Governmental or Regulatory Authority set forth in Schedule 3.03 and Schedule 3.04 necessary to permit Purchaser and Seller to perform their obligations under this Agreement and to consummate the transactions contemplated hereby shall have been duly obtained, made or given and shall be in full force and effect, and all terminations or expirations of waiting periods imposed by any Governmental or Regulatory Authority necessary for the consummation of the transactions contemplated by this Agreement, including under the HSR Act, shall have occurred.

      Third Party Consents

      . The consents (or in lieu thereof waivers) listed in Section 6.06 of the Disclosure Schedule shall have been obtained and shall be in full force and effect.

      Financing

. The Purchaser shall have obtained the Debt Financing.

CONDITIONS TO OBLIGATIONS OF SELLER

The obligations of Seller hereunder to sell the Shares are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Seller in its sole discretion):

Representations and Warranties

. The representations and warranties made by Purchaser in this Agreement, taken as a whole, shall be true and correct in all material respects on and as of the Closing Date as though made on and as of the Closing Date.

Performance

. Purchaser shall have performed and complied with, in all material respects, the agreements, covenants and obligations required by this Agreement to be so performed or complied with by Purchaser at or before the Closing.

Officers' Certificates

. Purchaser shall have delivered to Seller a certificate, dated the Closing Date and executed in the name and on behalf of Purchaser by the Chairman of the Board, the President or any Executive or Senior Vice President of Purchaser, substantially in the form and to the effect of Exhibit C hereto, and a certificate, dated the Closing Date and executed by the Secretary or any Assistant Secretary of Purchaser, substantially in the form and to the effect of Exhibit D hereto.

Orders and Laws

. There shall not be in effect on the Closing Date any Order or Law restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement.

Regulatory Consents and Approvals

. All consents, approvals and actions of, filings with and notices to any Governmental or Regulatory Authority set forth in Sections 2.06 and 2.07 of the Disclosure Schedule necessary to permit Seller and Purchaser to perform their obligations under this Agreement and to consummate the transactions contemplated hereby shall have been duly obtained, made or given and shall be in full force and effect, and all terminations or expirations of waiting periods imposed by any Governmental or Regulatory Authority necessary for the consummation of the transactions contemplated by this Agreement, including under the HSR Act, shall have occurred.

Third Party Consents

. The consents (or in lieu thereof waivers) listed in Section 7.06 of the Disclosure Schedule shall have been obtained and shall be in full force and effect.

TAX MATTERS AND POST-CLOSING TAXES

Income Taxes

. (a) Seller shall prepare or cause to be prepared and file or cause to be filed all Income Tax Returns for the Companies and the Subsidiary for all periods ending on or prior to the Closing Date which are filed after the Closing Date. Each Company and the Subsidiary will furnish Tax information to Seller and MPC for inclusion in the relevant Income Tax Returns in accordance with the past custom and practice of the Companies. Seller shall pay all amounts shown as owing on such Income Tax Returns, and shall be liable for Income Taxes of each Company and the Subsidiary for periods ending on or prior to the Closing Date.

(b) Seller shall prepare or cause to be prepared and Seller shall file or cause to be filed any Income Tax Returns of the Companies and the Subsidiary for Tax periods which begin before the Closing Date and end after the Closing Date, provided that Seller is obligated to file such returns only following review and approval by Purchaser, which approval shall not unreasonably be withheld or delayed. Each Company and the Subsidiary will furnish Tax information to Seller and MPC for inclusion in the relevant Income Tax Returns in accordance with the past custom and practice of the Companies and the Subsidiary. Seller shall pay to Purchaser within fifteen business days after the date on which Income Taxes are paid with respect to such periods an amount equal to the portion of the amounts shown as owing on such Tax Returns which relates to the portion of such Tax period ending on the Closing Date to the extent such amounts are not reflected in a reserve for tax liability on such Company's or the Subsidiary's financial statements made available to Purchaser pursuant to Section 2.08(a)(ii) or Section 4.06 hereof. The portion of such Income Tax which relates to the portion of such Tax period ending on the Closing Date shall be deemed equal to the amount which would be payable if the relevant Tax period ended on the Closing Date. Any credits relating to a Tax period that begins before and ends after the Closing Date shall be taken into account as though the relevant Tax period ended on the Closing Date. All determinations necessary to give effect to the foregoing allocations shall be made by Seller in a manner consistent with prior practice of the Companies and the Subsidiary. Seller shall be liable for Income Taxes of each Company and the Subsidiary which are attributable to periods ending on or prior to the Closing Date pursuant to this Section 8.01(b) to the extent such Taxes are not reflected in a reserve for tax liability on such Company's or the Subsidiary's financial statements made available to the Purchaser pursuant to Section 2.08(a)(ii) or Section 4.06 hereof. Purchaser shall be liable for Income Taxes of each Company and the Subsidiary which are attributable to periods after the Closing Date pursuant to this Section 8.01(b).

Taxes Other Than Income Taxes

. (a) Seller shall prepare and file for the Companies and the Subsidiary all Tax Returns for Taxes other than Income Taxes required to be filed on or prior to the Closing Date. Seller shall prepare such Tax Returns in a manner consistent with the prior practices of the Companies and the Subsidiary and shall pay all amounts shown as due on such Tax Returns.

(b) Purchaser shall prepare and file for the Companies and the Subsidiary all Tax Returns for Taxes other than Income Taxes required to be filed after the Closing Date, even if such Tax Returns relate to periods prior to the Closing Date. Purchaser shall pay all amounts shown as due on such Tax Returns and shall be liable for all Taxes other than Income Taxes properly attributable to the periods covered by such returns.

Tax Adjustments

. (a) Any Income Tax refunds that are received by Purchaser or any Company or the Subsidiary that relate to Tax periods or portions thereof ending on or before the Closing Date shall be for the account of Seller, and Purchaser shall pay over to Seller any such refund or the amount of any such credit within fifteen days after receipt or entitlement thereto. In addition, to the extent that a claim for refund or a proceeding results in a payment by a taxing authority to Purchaser or any Company or the Subsidiary of any amount accrued on such Company's or the Subsidiary's financial statements made available to Purchaser pursuant to Section 2.08(a)(ii) or Section 4.06 hereof, Purchaser shall pay such amount to Seller within fifteen days after receipt or entitlement thereto.

(b) Any increase in Income Tax liability of any Company or the Subsidiary which is the responsibility of Seller under the provisions of Section 4.01(a) or Section 4.01(b) shall be paid by Seller to the Purchaser or the relevant Governmental or Regulatory Authority as appropriate, provided Seller has the right to control the handling and disposition of the audit and any related administrative or court proceeding which might gave rise to such increase in Income Tax liability of any Company or the Subsidiary. Purchaser shall, and shall cause such Company or the Subsidiary to, cooperate fully with Seller with respect to the handling and disposition of any such audit or related administrative or court proceeding.

(c) Any increase or decrease in Taxes other than Income Taxes of any Company or the Subsidiary resulting from adjustments made after the Closing Date shall be for the account of Purchaser.

Tax Sharing Agreements

. All tax sharing agreements or similar agreements with respect to or involving any Company or the Subsidiary shall be terminated as of the Closing Date and, after the Closing Date, no Company nor the Subsidiary shall be bound thereby or have any liability thereunder.

Transfer Taxes

. All transfer, documentary, sales, use, stamp, registration, and other such Taxes and fees (including any penalties and interest) incurred in connection with this Agreement shall be split equally between Seller, on the one hand, and Purchaser on the other, when due, and Purchaser will, at its own expense, file all necessary Tax Returns and other documentation with respect to all such transfer, documentary, sales, use, stamp, registration and other Taxes and fees, and, Seller will, if necessary, join in the execution of any such Tax Returns and other documentation.

Post-Closing Elections

. At MPC's or Seller's request, Purchaser will cause any Company and the Subsidiary to make and/or join with MPC in making any tax election if the making of such election, together with the cost of all other elections made pursuant to this Section, does not exceed $250,000.

Post-Closing Transactions not in the Ordinary Course

. Purchaser and Seller agree to report all transactions not in the ordinary course of business occurring on the Closing Date after Purchaser's purchase of the stock of the Companies on Purchaser's federal income tax return to the extent permitted by Treas. Reg. section 1.1502-76(b)(1)(B).

Allocation of Purchase Price

. To the extent that Purchaser and Seller make a Code Section 338(h)(10) election as provided in Section 8.09 of this Agreement, Purchaser and Seller shall cooperate fully with each other in the making of such election. In particular, and not by way of limitation, Purchaser and Seller shall, within 90 days of the Closing Date, jointly prepare and execute Internal Revenue Service Forms 8023 and 8594 and any attachments to be filed therewith, in accordance with applicable law. Purchaser, the Companies, the Subsidiary and MPC will file all Tax Returns (including all amended returns and claims for refund) and information reports in a manner consistent with such allocation.

Section 338(h)(10) Election

. MPC will join with Purchaser in making an election under Code Section 338(h)(10) (and any corresponding elections under state, local, or foreign tax law) with respect to the purchase and sale of the stock of the Companies hereunder.

SURVIVAL; NO OTHER REPRESENTATIONS

Survival of Representations and Warranties

. The representations and warranties contained in this Agreement will survive the Closing until six (6) months after the Closing Date, except that any representation and warranty that would otherwise terminate will continue to survive if a Claim Notice or Indemnity Notice (as applicable) shall have been timely given in good faith based on facts reasonably expected to establish a valid claim under Article X on or prior to such termination date, until the related claim for indemnification has been satisfied or otherwise resolved as provided in Article X.

No Other Representations

. Notwithstanding anything to the contrary contained in this Agreement, it is the explicit intent of each party hereto that neither Seller nor anyone on its behalf, including its advisor Goldman, Sachs & Co., is making any representation or warranty whatsoever, express or implied, except those representations and warranties made by Seller and contained in Article II and in any certificate delivered pursuant to Section 6.03. In particular, Seller makes no representation or warranty to Purchaser with respect to (i) the information set forth in the confidential offering memorandum or (ii) any financial projection or forecast relating to the Business or Condition of the Companies. With respect to any projection or forecast delivered by or on behalf of Seller to Purchaser, Purchaser acknowledges that (i) there are uncertainties inherent in attempting to make such projections and forecasts, (ii) it is familiar with such uncertainties, (iii) it is taking full responsibility for making its own evaluation of the adequacy and accuracy of all such projections and forecasts furnished to it and (iv) it shall have no claim against Seller with respect thereto.

INDEMNIFICATION

Indemnification

. (a) Subject to paragraph (c) of this Section and the other Sections of this Article X, Seller shall indemnify Purchaser in respect of, and hold it harmless from and against, any and all Adverse Consequences suffered, incurred or sustained by it or to which it becomes subject, resulting from, arising out of or relating to any breach of representation or warranty or nonfulfillment of or failure to perform any covenant or agreement on the part of Seller contained in this Agreement.

(b) Subject to the other Sections of this Article X, Purchaser shall indemnify Seller and its directors, officers, employees and agents in respect of, and hold each of them harmless from and against, (i) any and all Adverse Consequences suffered, incurred or sustained by any of them or of or relating to any Company or the Subsidiary, including, without limitation, all Adverse Consequences (x) arising out of or relating to any Environmental Law and (y) resulting from or arising out of the operation of the business of any Company or the Subsidiary after the Closing, (ii) any and all Adverse Consequences suffered, incurred or sustained by them, or to which they become subject, resulting from, arising out of relating to any breach of representation or warranty or nonfulfillment or breach of or failure to perform any covenant or agreement on the part of Purchaser contained in this Agreement, and (iii) any and all Adverse Consequences to Seller relating to Taxes resulting from any transaction not in the ordinary course of business occurring on the Closing Date after Purchaser's purchase of the stock of the Companies.

(c) Notwithstanding anything to the contrary contained in this Agreement, no amounts of indemnity shall be payable as a result of any claim in respect of any and all Adverse Consequences arising under paragraph (a) of this Section 10.01:

(i) (A) unless, with respect to any claim, such claim involves Adverse Consequences in excess of $50,000;

(B) (i) With respect to all Adverse Consequences other than in connection with Section 2.19, unless, until and then only to the extent that Purchaser has suffered, incurred, sustained or become subject to Adverse Consequences referred to in such paragraph in excess of $1,750,000 in the aggregate; or

(ii) Solely with respect to Section 2.19, unless, until and then only to the extent that the Purchaser has suffered, incurred, sustained or become subject to Adverse Consequences in excess of $500,000 in the aggregate.

(C) unless Purchaser has received payments in respect of claims made under such paragraph of 15% of the Purchase Price or less in the aggregate; and

(D) unless the Indemnified Party has given the Indemnifying Party a Claim Notice or Indemnity Notice, as applicable, with respect to such claim, setting forth in reasonable detail the specific facts and circumstances pertaining thereto, (A) as soon as practical following the time at which the Indemnified Party discovered or reasonably should have discovered such claim and (B) in any event prior to the applicable Cut-off Date; or

(ii) to the extent that the Indemnified Party had a reasonable opportunity, but failed, in good faith to mitigate the Adverse Consequences, including but not limited to the failure to use commercially reasonable efforts to recover under a policy of insurance or under a contractual right of set-off or indemnity.

Method of Asserting Claims

. All claims for indemnification by any Indemnified Party under Section 10.01 will be asserted and resolved as follows:

(a) In the event any claim or demand in respect of which an Indemnified Party might seek indemnity under Section 10.01 is asserted against or sought to be collected from such Indemnified Party by a Person other than Seller or any Affiliate of Seller or of Purchaser (a "Third Party Claim"), the Indemnified Party shall deliver a Claim Notice with reasonable promptness to the Indemnifying Party. The Indemnifying Party will notify the Indemnified Party as soon as practicable within the Dispute Period whether the Indemnifying Party disputes its liability to the Indemnified Party under Section 10.01 and whether the Indemnifying Party desires, at its sole cost and expense, to defend the Indemnified Party against such Third Party Claim.

(i) If the Indemnifying Party notifies the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Indemnified Party with respect to the Third Party Claim pursuant to this Section 10.02(a), then the Indemnifying Party will have the right to defend, at the sole cost and expense of the Indemnifying Party, such Third Party Claim by all appropriate proceedings, which proceedings will be vigorously and diligently prosecuted by the Indemnifying Party to a final conclusion or will be settled at the discretion of the Indemnifying Party (but only with the consent of the Indemnified Party, which consent will not be unreasonably withheld, in the case of any settlement that provides for any relief other than the payment of monetary damages as to which the Indemnified Party will be indemnified in full). The Indemnifying Party will have full control of such defense and proceedings, including (except as provided in the immediately preceding sentence) any settlement thereof; provided, however, that if requested by the Indemnifying Party, the Indemnified Party will, at the sole cost and expense of the Indemnifying Party, cooperate with the Indemnifying Party and its counsel in contesting any Third Party Claim that the Indemnifying Party elects to contest, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnified Party or any of its Affiliates). The Indemnified Party may retain separate counsel to represent it in, but not control, any defense or settlement of any Third Party Claim controlled by the Indemnifying Party pursuant to this clause (i), and the Indemnified Party will bear its own costs and expenses with respect to such separate counsel except as provided in the preceding sentence and except that the Indemnifying Party will pay the costs and expenses of such separate counsel if (x) in the Indemnified Party's good faith judgment, it is advisable, based on advice of counsel, for the Indemnified Party to be represented by separate counsel because a conflict or potential conflict exists between the Indemnifying Party and the Indemnified Party or (y) the named parties to such Third Party Claim include both the Indemnifying Party and the Indemnified Party and the Indemnified Party determines in good faith, based on advice of counsel, that defenses are available to it that are unavailable to the Indemnifying Party. Notwithstanding the foregoing, the Indemnified Party may retain or take over the control of the defense or settlement of any Third Party Claim the defense of which the Indemnifying Party has elected to control if the Indemnified Party irrevocably waives its right to indemnity under Section 10.01 with respect to such Third Party Claim.

(ii) If the Indemnifying Party fails to notify the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Third Party Claim pursuant to Section 10.02(a), then the Indemnified Party will have the right to defend, at the sole cost and expense of the Indemnifying Party, the Third Party Claim by all appropriate proceedings, which proceedings will be vigorously and diligently prosecuted by the Indemnified Party to a final conclusion or will be settled at the discretion of the Indemnified Party (with the consent of the Indemnifying Party, which consent will not be unreasonably withheld). The Indemnified Party will have full control of such defense and proceedings, including (except as provided in the immediately preceding sentence) any settlement thereof; provided, however, that if requested by the Indemnified Party, the Indemnifying Party will, at the sole cost and expense of the Indemnifying Party, cooperate with the Indemnified Party and its counsel in contesting any Third Party Claim which the Indemnified Party is contesting, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnifying Party or any of its Affiliates). Notwithstanding the foregoing provisions of this clause (ii), if the Indemnifying Party has notified the Indemnified Party within the Dispute Period that the Indemnifying Party disputes its liability hereunder to the Indemnified Party with respect to such Third Party Claim and if such dispute is resolved in favor of the Indemnifying Party in the manner provided in clause (iii) below, the Indemnifying Party will not be required to bear the costs and expenses of the Indemnified Party's defense pursuant to this clause (ii) or of the Indemnifying Party's participation therein at the Indemnified Party's request, and the Indemnified Party will reimburse the Indemnifying Party in full for all reasonable costs and expenses incurred by the Indemnifying Party in connection with such litigation. The Indemnifying Party may retain separate counsel to represent it in, but not control, any defense or settlement controlled by the Indemnified Party pursuant to this clause (ii), and the Indemnifying Party will bear its own costs and expenses with respect to such participation.

(iii) If the Indemnifying Party notifies the Indemnified Party that it does not dispute its liability to the Indemnified Party with respect to the Third Party Claim under Section 10.01 or fails to notify the Indemnified Party within the Dispute Period whether the Indemnifying Party disputes its liability to the Indemnified Party with respect to such Third Party Claim, the Adverse Consequences arising from such Third Party Claim will be conclusively deemed a liability of the Indemnifying Party under Section 10.01 and the Indemnifying Party shall pay the amount of such Adverse Consequences to the Indemnified Party on demand following the final determination thereof. If the Indemnifying Party has timely disputed its liability with respect to such claim, the Indemnifying Party and the Indemnified Party will proceed in good faith to negotiate a resolution of such dispute, and if not resolved through negotiations within the Resolution Period, such dispute shall be resolved by litigation in a court of competent jurisdiction.

(b) In the event any Indemnified Party should have a claim under Section 10.01 against any Indemnifying Party that does not involve a Third Party Claim, the Indemnified Party shall deliver an Indemnity Notice with reasonable promptness to the Indemnifying Party. If the Indemnifying Party notifies the Indemnified Party that it does not dispute the claim described in such Indemnity Notice or fails to notify the Indemnified Party within the Dispute Period whether the Indemnifying Party disputes the claim described in such Indemnity Notice, the Adverse Consequences arising from the claim specified in such Indemnity Notice will be conclusively deemed a liability of the Indemnifying Party under Section 10.01 and the Indemnifying Party shall pay the amount of such Adverse Consequences to the Indemnified Party on demand following the final determination thereof. If the Indemnifying Party has timely disputed its liability with respect to such claim, the Indemnifying Party and the Indemnified Party will proceed in good faith to negotiate a resolution of such dispute, and if not resolved through negotiations within the Resolution Period, such dispute shall be resolved by litigation in a court of competent jurisdiction.

(c) In the event of any claim for indemnity under this Article X, Purchaser agrees to give Seller and its Representatives reasonable access to the Books and Records and employees of each Company and the Subsidiary in connection with the matters for which indemnification is sought to the extent Seller reasonably deems necessary in connection with its rights and obligations under this Article X.

Exclusivity.

After the Closing, to the extent permitted by Law, the indemnities set forth in this Article X shall be the exclusive remedies of Purchaser and Seller and their respective officers, directors, employees, agents and Affiliates for any misrepresentation, breach of warranty or nonfulfillment or failure to be performed of any representation or warranty contained in this Agreement, and the parties shall not be entitled to a rescission of this Agreement or to any further indemnification rights or claims of any nature whatsoever in respect thereof, all of which the parties hereto hereby waive.

TERMINATION

Termination

. This Agreement may be terminated, and the transactions contemplated hereby may be abandoned, at any time prior to the Closing:

(a) by mutual written agreement of Seller and Purchaser;

(b) by Seller or Purchaser, in the event that any Order or Law becomes effective, and is non-appealable, restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement, upon notification of the non-terminating party by the terminating party;

(c) by Seller or Purchaser (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained herein) if there shall have been a material breach of any of the representations, warranties, covenants or other agreements contained in this Agreement on the part of the other party, which breach either (i) is not cured with fifteen (15) days following written notice by the terminating party to the party committing such breach, or (ii) by its nature, cannot be cured prior to April 30, 2001; or

(d) at any time after April 30, 2001 by Seller or Purchaser upon notification of the non-terminating party by the terminating party if the Closing shall not have occurred on or before such date and such failure to consummate is not caused by a breach of this Agreement by the terminating party.

Effect of Termination

. If this Agreement is validly terminated pursuant to Section 11.01, this Agreement will forthwith become null and void, and there will be no liability or obligation on the part of Seller or Purchaser (or any of their respective officers, directors, employees, agents or other representatives or Affiliates), except (i) that the provisions with respect to expenses in Section 13.03 and confidentiality in Section 13.05 will continue to apply following any such termination, and (ii) that nothing contained herein shall relieve any party hereto from liability for willful breach of its representations, warranties, covenants or agreements contained in this Agreement.

DEFINITIONS

Definitions

. (a) Defined Terms. As used in this Agreement, the following defined terms have the meanings indicated below:

"Acquisition Proposal" means any proposal for a merger or other business combination to which the Companies are a party or the direct or indirect acquisition of any material equity interest in, or a substantial portion of the assets of, the Companies, other than the transactions contemplated by this Agreement.

"Actions or Proceedings" means any action, suit, proceeding, claims, demands, complaints, arbitration or Governmental or Regulatory Authority investigation.

"Adverse Consequences" means all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, deficiencies, costs, liabilities, obligations, taxes, liens, losses, expenses, and fees, including, without limitation, court costs, interest and reasonable fees of attorneys, accountants and other experts or other reasonable expenses of litigation or other proceedings or of any claim, default or assessment.

"Affiliate" means any Person that directly, or indirectly through one of more intermediaries, controls or is controlled by or is under common control with the Person specified. For purposes of this definition, control of a Person means the power, direct or indirect, to direct or cause the direction of the management and policies of such Person whether by Contract or otherwise.

"Agreement" means this Stock Purchase Agreement and the Disclosure Schedule and the certificates delivered in accordance with Sections 6.03 and 7.03, as the same shall be amended from time to time.

"Assets and Properties" of any Person means all assets and properties of every kind, nature, character and description (whether real, personal or mixed, whether tangible or intangible, and wherever situated), including the goodwill related thereto, operated, owned or leased by such Person.

"Average Contingent Amount" has the meaning ascribed to it in Section 5.03(b).

"Background Materials" has the meaning ascribed to it in Section 3.08.

"Benefit Plan" means any Plan established by any Company or the Subsidiary, or any predecessor or Affiliate of any of the foregoing, existing at the Closing Date (or at any time within the five (5) year period prior thereto for a Plan subject to Title IV of ERISA), to which any Company or the Subsidiary, or any of their Affiliates, contributes or has contributed, or under which any employee, former employee or director of any Company or the Subsidiary or any beneficiary thereof is covered, is eligible for coverage or has benefit rights.

"Books and Records" means all files, documents, instruments, papers, books and records relating to the Business or Condition of the Companies, including without limitation financial statements, Tax Returns and related work papers and letters from accountants, budgets, pricing guidelines, ledgers, journals, deeds, title policies, minute books, stock certificates and books, stock transfer ledgers, Contracts, Licenses, customer lists, computer files and programs, retrieval programs, operating data and plans and environmental studies and plans.

"Business Day" means a day other than Saturday, Sunday or any day on which banks located in the State of Montana are authorized or obligated to close.

"Business or Condition of the Companies" means the business, financial condition or results of operations of the Companies and the Subsidiary taken as a whole.

"Cause" means the failure to satisfactorily perform job duties, disruption of the employer's operation, or other legitimate business reason; provided, however, that legitimate business reason shall not include reductions in force, reorganizations, nor restructurings.

"CERCLA" means the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and the rules and regulations promulgated thereunder.

"CERCLIS" means the Comprehensive Environmental Response and Liability Information System, as provided by 40 C.F.R. Section 300.5.

"Claim Notice" means written notification pursuant to Section 10.02(a) of a Third Party Claim as to which indemnity under Section 10.02 is sought by an Indemnified Party, enclosing a copy of all papers served, if any, and specifying the nature of and the basis for such Third Party Claim and for the Indemnified Party's claim against the Indemnifying Party under Section 10.02, together with the amount of, or if not then reasonably determinable, the estimated amount, determined in good faith, of the Adverse Consequences arising from such Third Party Claim.

"Closing" means the closing of the transactions contemplated by Section 1.03.

"Closing Date" means (a) the fifth Business Day after the day on which the last of the consents, approvals, actions, filings, notices or waiting periods described in or related to the filings described in Sections 6.04 through 6.07 and Sections 7.04 through 7.06 has been obtained, made or given or has expired, as applicable, or (b) such other date as Purchaser and Seller mutually agree upon in writing.

"Closing Date Certificate" has the meaning ascribed to it in Section 1.04(a).

"Code" means the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder.

"Common Stock" means the common stock of each Company.

"Company" or "Companies" has the meaning ascribed to them in the recitals to this Agreement.

"Contract" means any agreement, lease, license, evidence of Indebtedness, mortgage, indenture, security agreement or other contract.

"Cut-off Date" means, with respect to any representation, warranty, covenant or agreement contained in this Agreement, the date on which such representation, warranty, covenant or agreement ceases to survive as provided in Section 9.01 .

"Data Room" has the meaning ascribed to it in Section 3.07.

"Debt Financing" has the meaning ascribed to it in Section 5.06.

"Defined Benefit Plan" means each Benefit Plan which is subject to Part 3 of Title I of ERISA, Section 412 of the Code or Title IV of ERISA.

"Disclosure Schedule" means the record delivered to Purchaser by Seller herewith and dated as of the date hereof, containing all lists, descriptions, exceptions and other information and materials as are required to be included therein by Seller pursuant to this Agreement.

"Dispute Period" means the period ending thirty (30) days following receipt by an Indemnifying Party of either a Claim Notice or an Indemnity Notice.

"Environmental Law" means any Law or Order relating to the regulation or protection of human health, safety or the environment or to the reclamation of mining property or to the emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including, without limitation, ambient air, soil, surface water, ground water, wetlands, land or subsurface strata), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes.

"Equity Financing" has the meaning ascribed to it in Section 3.12.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder.

"ERISA Affiliate" means any Person who is in the same controlled group of corporations or who is under common control with Seller or, before the Closing, any Company or the Subsidiary (within the meaning of Section 414 of the Code).

"Exon-Florio Amendment" means Section 721 of the Defense Production Act of 1950, as amended, and any successor thereto and the regulations issued pursuant thereto or in consequence thereof.

"Final Net Asset Value" has the meaning ascribed to it in Section 1.04(c).

"Final Net Revenue Amount" has the meaning ascribed to it in Section 1.04(d).

"Financial Statements" means the financial statements of the Companies and the consolidated Subsidiary delivered to Purchaser pursuant to Section 2.08 or 4.06.

"GAAP" means U.S. generally accepted accounting principles, consistently applied throughout the specified period and in the immediately prior comparable period.

"Governmental or Regulatory Authority" means any court, tribunal, arbitrator, authority, agency, commission, official or other instrumentality of the United States or any state, county, city or other political subdivision.

"Guarantees" has the meaning ascribed to it in Section 5.03.

"Hazardous Materials" means any pollutant, contaminant, petroleum or petroleum product, dangerous or toxic substance, hazardous or extremely hazardous substance or chemical, solid or hazardous waste, special, liquid, industrial or other waste, hazardous material, or other material, substance or agent (whether in solid, liquid or gaseous form) that is as of the Closing Date regulated in connection with the protection of the environment.

"HSR Act" means Section 7A of the Clayton Act (Title II of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and the rules and regulations promulgated thereunder.

"Income Taxes" means any federal, state, local, or foreign income Tax, including any interest, penalty, or addition thereto, whether disputed or not.

"Income Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Income Taxes, including any schedule or attachment thereto.

"Indebtedness" of any Person means all obligations of such Person (i) for borrowed money, (ii) evidenced by notes, bonds, debentures or similar instruments, (iii) for the deferred purchase price of goods or services (other than trade payables or accruals incurred in the ordinary course of business), (iv) under capital leases and (v) in the nature of guarantees of the obligations described in clauses (i) through (iv) above of any other Person.

"Indemnified Party" means any Person claiming indemnification under any provision of Article X.

"Indemnifying Party" means any Person against whom a claim for indemnification is being asserted under any provision of Article X.

"Indemnity Notice" means written notification pursuant to Section 10.02(b) of a claim for indemnity under Article X by an Indemnified Party, specifying the nature of and basis for such claim, together with the amount or, if not then reasonably determinable, the estimated amount, determined in good faith, of the Adverse Consequences arising from such claim.

"Independent Accountants" has the meaning ascribed to it in Section 1.04(a).

"Interim Financial Statement Date" means the last day of the most recent fiscal period of the Companies and the Subsidiary for which Financial Statements are delivered to Purchaser pursuant to Section 2.08(a)(ii).

"Interim Financial Statements" means the Financial Statements of the Companies and the Subsidiary delivered to Purchaser pursuant to Section 2.08(a)(ii).

"Knowledge of Purchaser" means the actual knowledge of the officers of the Purchaser, after due inquiry.

"Knowledge of Seller " means the actual knowledge of the officers of the Companies listed in Section 12.01 of the Disclosure Schedule after due inquiry.

"Laws" means all laws, statutes, rules, regulations, ordinances and other pronouncements having the effect of law of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision or of any Governmental or Regulatory Authority.

"Liabilities" means all Indebtedness, obligations and other liabilities of a Person (whether absolute, accrued, contingent, fixed or otherwise, or whether due or to become due).

"Licenses" means all licenses, permits, certificates of authority, authorizations, approvals, registrations, franchises and similar consents granted or issued by any Governmental or Regulatory Authority.

"Liens" means any mortgage, pledge, assessment, security interest, lease, lien, adverse claim, levy, charge or other encumbrance of any kind, or any conditional sale Contract, title retention Contract or other Contract to give any of the foregoing.

"MPC" means The Montana Power Company, the parent of Seller and the Companies.

"Net Assets" means (i) all assets, including cash and cash equivalents, minus (ii) all liabilities excluding liabilities for Income Taxes.

"Net Asset Deficiency Amount" has the meaning ascribed to it in Section 1.04(c).

"Net Asset Determination Date" has the meaning ascribed to it in Section 1.04(c).

"Net Asset Surplus Amount" has the meaning ascribed to it in Section 1.04(c).

"Net Asset Value" has the meaning ascribed to it in Section 1.04(a).

"Net Revenues" means book net income, determined in accordance with GAAP and on a basis consistent with prior periods and without changes in accounting estimates or principles.

"Net Revenue Amount" has the meaning ascribed to it in Section 1.04(a).

"NPL" means the National Priorities List under CERCLA.

"NWR" has the meaning ascribed to it in the forepart of this Agreement.

"Option" with respect to any Person means any security, convertible security, right, subscription, call, warrant, option, "phantom" stock right or other Contract that gives the right to (i) purchase or otherwise receive or be issued any shares of capital stock of such Person or any security of any kind convertible into or exchangeable or exercisable for any shares of capital stock of such Person (or, with respect to the Subsidiary, any member units) or (ii) receive or exercise any benefits or rights similar to any rights enjoyed by or accruing to the holder of shares of capital stock of such Person (or, with respect to the Subsidiary, any member units), including any rights to participate in the equity or income of such Person or to participate in or direct the election of any directors or officers of such Person or the manner in which any shares of capital stock of such Person (or, with respect to the Subsidiary, any member units) are voted.

"Order" means any writ, judgment, decree, injunction or other order of any Governmental or Regulatory Authority (in each such case whether preliminary or final).

"PBGC" means the Pension Benefit Guaranty Corporation established under ERISA.

"Permitted Lien" means (i) any Lien for Taxes not yet due or delinquent or being contested in good faith by appropriate proceedings for which adequate reserves have been established in accordance with GAAP, (ii) any statutory Lien arising in the ordinary course of business by operation of Law with respect to a Liability that is not yet due or delinquent and (iii) any minor imperfection of title or similar Lien which individually or in the aggregate with other such Liens would not materially adversely affect the Business or Condition of the Companies.

"Person" means any natural person, corporation, limited liability company, general partnership, limited partnership, proprietorship, other business organization, trust, union, association or Governmental or Regulatory Authority.

"Personal Property" means the property interests disclosed in Section 2.14 of the Disclosure Schedule.

"Plan" means any bonus, incentive compensation, deferred compensation, pension, profit sharing, retirement, stock purchase, stock option, stock ownership, stock appreciation rights, phantom stock, leave of absence, layoff, vacation, day or dependent care, legal services, cafeteria, life, health, accident, disability, workmen's compensation or other insurance, severance, separation or other employee benefit plan, practice, policy or arrangement of any kind, whether written or oral, including, but not limited to, any "employee benefit plan" within the meaning of Section 3(3) of ERISA.

"Purchase Price" has the meaning ascribed to it in Section 1.02.

"Purchaser" has the meaning ascribed to it in the recitals to this Agreement.

"Purchaser's Accountants" has the meaning ascribed to it in Section 1.04(a).

"Purchaser's Pension Plan" has the meaning ascribed to it in Section 5.04(g).

"Purchaser's 401(k) Plan" has the meaning ascribed to it in Section 5.04(f).

"Qualified Plan" means each Benefit Plan which is intended to qualify under Section 401 of the Code.

"Real Property" means the property interests disclosed in Section 2.13(a) of the Disclosure Schedule.

"Release" means any release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment, including, without limitation, the movement of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes through ambient air, soil, surface water, ground water wetlands, land or subsurface strata.

"Representatives" has the meaning ascribed to it in Section 4.03.

"Resolution Period" means the period ending thirty (30) days following receipt by an Indemnified Party of a written notice from an Indemnifying Party stating that it disputes all or any portion of a claim set forth in a Claim Notice or an Indemnity Notice.

"Scheduled Bonds" has the meaning ascribed to it in Section 5.03(b).

"Seller" has the meaning ascribed to it in the recitals to this Agreement.

"Seller's 401(k) Plan" has the meaning ascribed to it in Section 5.04(f).

"Seller's Pension Plan" has the meaning ascribed to it in Section 5.04(g)

"Shares" has the meaning ascribed to it in the recitals to this Agreement.

"SMCRA" means the Surface Mining Control and Reclamation Act, as amended, 30 U.S.C. Section 1201, et seq., any rule or regulation promulgated thereunder, and any similar state law or regulation.

"Stock Option" has the meaning ascribed to it in Section 5.04(h).

"Subsidiary" means Western SynCoal LLC, a Colorado limited liability company.

"Tax Returns" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

"Taxes" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental, customs duties, capital stock, franchise, profits, withholding, social security, unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

"Third Party Claim" has the meaning ascribed to it in Section 10.02(a).

"WECO" has the meaning ascribed to it in the recitals to this Agreement.

"Welfare Plan" has the meaning ascribed to it in Section 5.04(e).

(b) Construction of Certain Terms and Phrases. Unless the context of this Agreement otherwise requires, (i) words of any gender include each other gender; (ii) words using the singular or plural number also include the plural or singular number, respectively; (iii) the terms "hereof," "herein," "hereby" and derivative or similar words refer to this entire Agreement; (iv) the terms "Article" or "Section" refer to the specified Article or Section of this Agreement; and (v) the phrase "ordinary course of business" refers to the business of the Companies or the Subsidiary. Whenever this Agreement refers to a number of days, such number shall refer to calendar days unless Business Days are specified. All accounting terms used herein and not expressly defined herein shall have the meanings given to them under GAAP. Any representation or warranty contained herein as to the enforceability of a Contract shall be subject to the effect of any bankruptcy, insolvency, reorganization, moratorium or other similar law affecting the enforcement of creditors' rights generally and to general equitable principles (regardless of whether such enforceability is considered in a proceeding in equity or at Law).

MISCELLANEOUS

Notices

. All notices, requests and other communications hereunder must be in writing and will be deemed to have been duly given only if delivered personally or by facsimile transmission or mailed (first class postage prepaid) to the parties at the following addresses or facsimile numbers:

If to Purchaser, to:

Westmoreland Coal Company
14th Floor, 2 North Cascade Avenue
Colorado Springs, Colorado 80903
Facsimile No.: (719) 448-5824
Attn: General Counsel

with a copy to:

Hale and Dorr LLP
1455 Pennsylvania Avenue, N.W.
Washington, D.C. 20004
Facsimile No.: (202) 942-8484
Attn: Michael J. Levitin

If to Seller, to:

Entech, Inc.

40 East Broadway Street

Butte, Montana 59701-9394

Facsimile No.: (406) 497-2451

Attn: Vice President and General Counsel

with a copy to:

Milbank, Tweed, Hadley & McCloy LLP

One Chase Manhattan Plaza

New York, NY 10005

Facsimile No.: (212) 530-5219

Attn: John T. O'Connor

All such notices, requests and other communications will (i) if delivered personally to the address as provided in this Section, be deemed given upon delivery, (ii) if delivered by facsimile transmission to the facsimile number as provided in this Section, be deemed given upon receipt, and (iii) if delivered by mail in the manner described above to the address as provided in this Section, be deemed given upon receipt (in each case regardless of whether such notice, request or other communication is received by any other Person to whom a copy of such notice, request or other communication is to be delivered pursuant to this Section). Any party from time to time may change its address, facsimile number or other information for the purpose of notices to that party by giving notice specifying such change to the other party hereto.

Entire Agreement

. This Agreement supersedes all prior discussions and agreements between the parties with respect to the subject matter hereof, including without limitation that certain confidentiality agreement between the parties dated May 10, 2000, and contains the sole and entire agreement between the parties hereto with respect to the subject matter hereof.

Expenses

. Except as otherwise expressly provided in this Agreement (including without limitation as provided in Section 11.02), whether or not the transactions contemplated hereby are consummated, each party will pay its own costs and expenses incurred in connection with the negotiation, execution and closing of this Agreement and the transactions contemplated hereby.

Public Announcements

. At all times at or before the Closing, Seller and Purchaser will not issue or make any reports, statements or releases to the public or generally to the employees, customers, suppliers or other Persons to whom any Company or the Subsidiary sells goods or provides services or with whom any Company or the Subsidiary otherwise has significant business relationships with respect to this Agreement or the transactions contemplated hereby without the consent of the other, which consent shall not be unreasonably withheld. If any party is unable to obtain the approval of its public report, statement or release from the other party and such report, statement or release is, in the opinion of legal counsel to such party, required by Law in order to discharge such party's disclosure obligations, then such party may make or issue the legally required report, statement or release and promptly furnish the other party with a copy thereof. Seller and Purchaser will also obtain the other party's prior approval, which approval shall not be unreasonably withheld, of any press release to be issued immediately following the Closing announcing the consummation of the transactions contemplated by this Agreement.

Confidentiality.

Each party hereto will hold, and will use its best efforts to cause its Affiliates, and in the case of Purchaser, any Person who has provided, or who is considering providing, financing to Purchaser to finance all or any portion of the Purchase Price, and their respective Representatives to hold, in strict confidence from any Person (other than any such Affiliate, Person who has provided, or who is considering providing, financing or Representative), unless (i) compelled to disclose by judicial or administrative process (including without limitation in connection with obtaining the necessary approvals of this Agreement and the transactions contemplated hereby of Governmental or Regulatory Authorities) or by other requirements of Law or (ii) disclosed in an Action or Proceeding brought by a party hereto in pursuit of its rights or in the exercise of its remedies hereunder, all documents and information concerning the other party or any of its Affiliates furnished to it by the other party or such other party's Representatives in connection with this Agreement or the transactions contemplated hereby, except to the extent that such documents or information can be shown to have been (a) previously known by the party receiving such documents or information, (b) in the public domain (either prior to or after the furnishing of such documents or information hereunder) through no fault of such receiving party or (c) later acquired by the receiving party from another source if the receiving party is not aware that such source is under an obligation to another party hereto to keep such documents and information confidential; provided that following the Closing the foregoing restrictions will not apply to Purchaser's use of documents and information concerning the Companies and the Subsidiary furnished by Seller hereunder. In the event the transactions contemplated hereby are not consummated, upon the request of the other party, each party hereto will, and will cause its Affiliates, any Person who has provided, or who is providing, financing to such party and their respective Representatives to, promptly (and in no event later than five (5) Business Days after such request) redeliver or cause to be redelivered all copies of confidential documents and information furnished by the other party in connection with this Agreement or the transactions contemplated hereby and destroy or cause to be destroyed all notes, memoranda, summaries, analyses, compilations and other writings related thereto or based thereon prepared by the party which furnished such documents and information or its Representatives.

Waiver

. Any term or condition of this Agreement may be waived at any time by the party that is entitled to the benefit thereof, but no such waiver shall be effective unless set forth in a written instrument duly executed by or on behalf of the party waiving such term or condition. No waiver by any party of any term or condition of this Agreement, in any one or more instances, shall be deemed to be or construed as a waiver of the same or any other term or condition of this Agreement on any future occasion. All remedies, either under this Agreement or by Law or otherwise afforded, will be cumulative and not alternative.

Amendment

. This Agreement may be amended, supplemented or modified only by a written instrument duly executed by or on behalf of each party hereto.

No Third Party Beneficiary

. The terms and provisions of this Agreement are intended solely for the benefit of each party hereto and their respective successors or permitted assigns, and it is not the intention of the parties to confer third-party beneficiary rights upon any other Person.

No Assignment; Binding Effect

. Neither this Agreement nor any right, interest or obligation hereunder may be assigned by any party hereto without the prior written consent of the other party hereto and any attempt to do so will be void, except (a) for assignments and transfers by operation of Law and (b) that, Purchaser may assign any or all of its rights, interests and obligations hereunder to a wholly-owned subsidiary, provided that any such subsidiary agrees in writing to be bound by all of the terms, conditions and provisions contained herein, but no such assignment referred to in clause (b) shall relieve Purchaser of its obligations hereunder. Subject to the preceding sentence, this Agreement is binding upon, inures to the benefit of and is enforceable by the parties hereto and their respective successors and assigns.

Headings

. The headings used in this Agreement have been inserted for convenience of reference only and do not define or limit the provisions hereof.

Invalid Provisions

. If any provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future Law, and if the rights or obligations of any party hereto under this Agreement will not be materially and adversely affected thereby, (a) such provision will be fully severable, (b) this Agreement will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof, and (c) the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom.

Governing Law

. This Agreement shall be governed by and construed in accordance with the Laws of the State of New York applicable to a Contract executed and performed in such State.

Counterparts

. This Agreement may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

Bulk Sales Laws

. Purchaser hereby waives compliance by Seller and its Affiliates, in connection with the transactions hereby, with the provisions of any applicable bulk sales or bulk transfer or similar law.

Insurance Coverage After Closing

. The parties hereto agree and acknowledge that, except as disclosed in Section 13.15 of the Disclosure Schedule, no insurance policy listed in Section 2.21 of the Disclosure Schedule maintained by Seller and its Affiliates (including the Companies and the Subsidiary) shall be available to or cover the Companies or the Subsidiary or their respective assets, properties, operations and liabilities after the Closing Date, all benefits and coverage under each such insurance policy shall terminate following the Closing Date and neither the Companies, the Subsidiary nor any Affiliates will seek any recoveries thereunder.

IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officer of each party hereto as of the date first above written.

WESTMORELAND COAL COMPANY

By:________________________________

Name:

Title:

ENTECH, INC.

By:________________________________

Name:

Title:

Exhibit 10c

STOCK PURCHASE AGREEMENT

dated as of September 19, 2000

by and between

BBI POWER CORPORATION

and

ENTECH, INC.

with respect to all outstanding
capital stock of

CONTINENTAL ENERGY SERVICES, INC.

This Table of Contents is not part of the Agreement to which it is attached but is inserted for convenience only.

Page

No.

ARTICLE I SALE OF SHARES AND CLOSING *

1.01 Purchase and Sale *

1.02 Purchase Price *

1.03 Closing *

1.04 Purchase Price Adjustment *

1.05 The Partnership Interest *

1.06 Further Assurances; Post-Closing Cooperation *

ARTICLE II REPRESENTATIONS AND WARRANTIES OF SELLER *

2.01 Corporate Existence of Seller *

2.02 Authority *

2.03 Existence of the Company *

2.04 Capitalization *

2.05 Subsidiaries; Managing General Partner Interest *

2.06 No Conflicts *

2.07 Governmental Approvals and Filings *

2.08 Books and Records *

2.09 Financial Statements and Condition *

2.10 Taxes *

2.11 Legal Proceedings *

2.12 Compliance With Laws and Orders *

2.13 Benefit Plans; ERISA *

2.14 Real and Personal Property *

2.15 Contracts *

2.16 Affiliate Transactions *

2.17 Labor Relations *

2.18 Environmental Matters *

2.19 Brokers *

2.20 Investment Company; PUHCA *

2.21 PURPA. *

2.22 Insurance *

2.23 MGP Partnership Representations *

ARTICLE III REPRESENTATIONS AND WARRANTIES OF PURCHASER *

3.01 Corporate Existence *

3.02 Authority *

3.03 No Conflicts *

3.04 Governmental Approvals and Filings *

3.05 Legal Proceedings *

3.06 Purchase for Investment *

3.07 Brokers *

3.08 Financing *

3.09 Exon-Florio *

3.10 Independent Evaluation *

ARTICLE IV COVENANTS OF SELLER *

4.01 Regulatory and Other Approvals *

4.02 HSR Filings *

4.03 Investigation by Purchaser *

4.04 No Solicitations *

4.05 Conduct of Business *

4.06 Financial Statements and Reports *

4.07 Certain Restrictions *

4.08 Affiliate Transactions *

4.09 Intercompany Loans *

4.10 Fulfillment of Conditions *

4.11 Turbine Acquisition *

ARTICLE V COVENANTS OF PURCHASER *

5.01 Regulatory and Other Approvals *

5.02 HSR Filings *

5.03 Release of Guarantees *

5.04 Employee Matters *

5.05 Fulfillment of Conditions *

5.06 Communication Between the Parties *

5.07 Notice of Developments *

5.08 Tenaska Frontier Partners *

ARTICLE VI CONDITIONS TO OBLIGATIONS OF PURCHASER *

6.01 Representations and Warranties *

6.02 Performance *

6.03 Officers' Certificates *

6.04 Orders and Laws *

6.05 Regulatory Consents and Approvals *

6.06 Third Party Consents *

ARTICLE VII CONDITIONS TO OBLIGATIONS OF SELLER *

7.01 Representations and Warranties *

7.02 Performance *

7.03 Officers' Certificates *

7.04 Orders and Laws *

7.05 Regulatory Consents and Approvals *

7.06 Third Party Consents *

ARTICLE VIII TAX MATTERS AND POST-CLOSING TAXES *

8.01 Income Taxes *

8.02 Taxes Other Than Income Taxes *

8.03 Tax Adjustments *

8.04 Tax Sharing Agreements *

8.05 Transfer Taxes *

8.06 Post-Closing Elections *

8.07 Post-Closing Transactions not in the Ordinary Course *

8.08 Allocation of Purchase Price *

8.09 Section 338(h)(10) Election *

ARTICLE IX SURVIVAL; NO OTHER REPRESENTATIONS *

9.01 Survival of Representations, Warranties, Covenants and Agreements *

9.02 No Other Representations *

ARTICLE X INDEMNIFICATION *

10.01 Indemnification *

10.02 Method of Asserting Claims *

ARTICLE XI TERMINATION *

11.01 Pre-Closing Termination *

11.02 Post-Closing Termination *

11.03 Effect of Termination *

ARTICLE XII DEFINITIONS *

12.01 Definitions *

ARTICLE XIII MISCELLANEOUS *

13.01 Notices *

13.02 Entire Agreement *

13.03 Expenses *

13.04 Public Announcements *

13.05 Confidentiality *

13.06 Waiver *

13.07 Amendment *

13.08 No Third Party Beneficiary *

13.09 No Assignment; Binding Effect *

13.10 Headings *

13.11 Invalid Provisions *

13.12 Governing Law *

13.13 Counterparts *

13.14 Insurance Coverage After Closing *

EXHIBITS

EXHIBIT A Officer's Certificate of Seller

EXHIBIT B Secretary's Certificate of Seller

EXHIBIT C Officer's Certificate of Purchaser

EXHIBIT D Secretary's Certificate of Purchaser

ANNEXES

ANNEX I July 31, 2000 Financial Statements

This STOCK PURCHASE AGREEMENT dated as of September 19, 2000 is made and entered into by and between BBI Power Corporation, a Delaware corporation ("Purchaser"), and Entech, Inc., a Montana corporation ("Seller"). Capitalized terms not otherwise defined herein have the meanings set forth in Section 12.01.

WHEREAS, Seller owns all of the outstanding shares of common stock, no par value, of Continental Energy Services, Inc., a Montana corporation (the "Company"), such shares being referred to herein as the "Shares"; and

WHEREAS, Seller desires to sell, and Purchaser desires to purchase, the Shares on the terms and subject to the conditions set forth in this Agreement;

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows :

SALE OF SHARES AND CLOSING

Purchase and Sale

. Seller agrees to sell to Purchaser, and Purchaser agrees to purchase from Seller, all of the right, title and interest of Seller in and to the Shares at the Closing on the terms and subject to the conditions set forth in this Agreement.

Purchase Price

. The aggregate purchase price for the Shares is $84.5 million (the "Purchase Price"), as adjusted in accordance with Section 1.04, payable in immediately available United States funds at the Closing in the manner provided in Section 1.03.

Closing

. The Closing will take place at the offices of Milbank, Tweed, Hadley & McCloy LLP, 1 Chase Manhattan Plaza, New York, New York 10005, or at such other place as Purchaser and Seller mutually agree, at 10:00 A.M. local time, on the Closing Date. At the Closing, Purchaser will pay the Purchase Price by wire transfer of immediately available funds to such account as Seller may reasonably direct by written notice delivered to Purchaser by Seller at least two (2) Business Days before the Closing Date. Simultaneously, Seller will assign and transfer to Purchaser all of Seller's right, title and interest in and to the Shares by delivering to Purchaser a certificate or certificates representing the Shares, in genuine and unaltered form, duly endorsed in blank or accompanied by duly executed stock powers endorsed in blank, with requisite stock transfer tax stamps, if any, attached. At the Closing, there shall also be delivered to Seller and Purchaser the certificates to be delivered under Articles VI and VII.

Purchase Price Adjustment

. (a) Promptly following the Closing Date, representatives of Seller shall expeditiously perform such procedures with respect to the Companies as are necessary and appropriate to prepare (on a basis consistent with the preparation of the Interim Financial Statements) a certificate (the "Closing Date Certificate") setting forth Seller's calculation, as of the Closing Date, of the aggregate Working Capital of the Company (the "Working Capital"). Purchaser shall provide Seller with full access at all reasonable times to the Company's books, records, premises and other materials and the Company's workpapers and shall furnish Seller with such information and assistance as Seller may reasonably request in connection with the preparation of the Closing Date Certificate. Seller shall make all of its work papers and other relevant documents in connection with the preparation of the Closing Date Certificate available to Purchaser and Purchaser's independent accountants ("Purchaser's Accountants"), and shall make the persons in charge of the preparation of the Closing Date Certificate available for reasonable inquiry by Purchaser and Purchaser's Accountants. Seller shall deliver the Closing Date Certificate to Purchaser not later than sixty (60) days following the Closing Date.

(b) Unless Purchaser provides written notice to Seller of an objection to a material aspect of the Closing Date Certificate before the thirtieth (30th) day following receipt of the Closing Date Certificate, the Closing Date Certificate shall then become binding upon Purchaser and Seller. If Purchaser, by written notice to Seller before the close of business on the thirtieth (30th) day following receipt of the Closing Date Certificate, objects to any material aspect of the Closing Date Certificate, then those aspects as to which the objection was made shall not become binding. Purchaser and Seller shall discuss such objection and, if they reach written agreement amending the Closing Date Certificate, then the Closing Date Certificate, as amended by such written agreement, shall then become binding upon Purchaser and Seller. If Purchaser and Seller cannot reach agreement within fifteen (15) days after Purchaser gives such notice of objection, their disagreements shall be promptly submitted to a nationally recognized independent accountant (the "Independent Accountants"), which shall conduct such additional review as is necessary to resolve the specific disagreements referred to it and, based thereon, shall determine the final Closing Date Certificate. The review of the Independent Accountants will be restricted as to scope to address only those matters as to which Seller and Purchaser have not reached agreement pursuant to the preceding sentence. The Independent Accountants' determination of the Closing Date Certificate, which shall be completed as promptly as practicable but in no event later than thirty (30) days following its selection, shall be confirmed by the Independent Accountants in writing to, and shall be final and binding on, Purchaser and Seller for purposes of this Section 1.04.

(c) In the event the Working Capital determined in accordance with subparagraph (a) or (b) of this Section 1.04, as the case may be (the "Final Working Capital"), is (A) less than $2,760,141 (such difference being herein referred to as the "Working Capital Deficiency Amount"), Seller shall, promptly following the date of determination of the Working Capital (the "Working Capital Determination Date"), pay to Purchaser an amount in immediately available funds equal to the Working Capital Deficiency Amount or (B) more than $2,760,141 (such difference being herein referred to as the "Working Capital Surplus Amount"), Purchaser shall, promptly following the Working Capital Determination Date, pay to Seller an amount in immediately available funds equal to the Working Capital Surplus Amount.

(d) The Purchase Price shall be increased dollar for dollar by any and all amounts expended pursuant to Section 4.11.

    The fees and expenses of the Independent Accountants shall be split equally between Seller, on the one hand, and Purchaser, on the other.

The Partnership Interest

. (a) Seller and Purchaser have determined that, in connection with the transactions contemplated by this Agreement, the Washington Partners have certain rights of first refusal with respect to the Partnership Interest in accordance with Section 14.1 of the Washington Partnership Agreement (the "Right of First Refusal"). Seller and Purchaser hereby acknowledge and agree that Seller will comply with the Right of First Refusal.

(b) In order to assist Seller in complying with the provisions of the Right of First Refusal, Seller has requested that Purchaser allocate a portion of the Purchase Price to the Partnership Interest. Purchaser has attributed a value of $40 million (the "Partnership Value") to the Partnership Interest. In the event that a Washington Partner exercises the Right of First Refusal and, in accordance with the Right of First Refusal, purchases the Partnership Interest (the "Right of First Refusal Sale "), Seller and Purchaser hereby agree that the Right of First Refusal Sale will not affect the rights and obligations of the parties set forth in this Agreement, and that immediately upon the closing of the Right of First Refusal Sale, the Purchase Price shall be reduced to $44.5 million. Seller hereby agrees to provide prompt written notice to Purchaser of any exercise of the Right of First Refusal by a Washington Partner and of any material developments with respect thereto.

(c) Seller and Purchaser acknowledge and agree that if Seller, after completion of the Right of First Refusal process, has not sold the Partnership Interest to a Washington Partner for an amount equal to or greater than the Partnership Value, Purchaser will purchase the Partnership Interest for the Partnership Value in accordance with terms and conditions set forth in this Agreement; provided, however, that Purchaser covenants and agrees to purchase the Partnership Interest within forty (45) days following completion of the Right of First Refusal process if such process is completed following the Closing Date (the " Partnership Interest Closing Date"). Seller hereby agrees to provide written notice to Purchaser of its intent to invoke the provisions of this Agreement with respect to the Partnership Interest Closing within forty (45) days of completion of the Right of First Refusal process.

(d) Seller and Purchaser acknowledge and agree that the Right of First Refusal shall not affect the conditions to Closing, the Closing Date or the Closing as set forth in this Agreement.

(e) Seller and Purchaser hereby agree that, in the event that the Right of First Refusal process has not been completed when all the conditions to Closing set forth in Article VI and VII are satisfied or waived, (i) Empeco will transfer the Partnership Interest to Seller, prior to Closing, in accordance with Section 14.3.1 of the Washington Partnership Agreement, (ii) Purchaser will purchase the Shares for $44.5 million at the Closing, and (iii) the covenants relating to the Partnership Interest contained in Article IV of this Agreement shall survive until the Partnership Interest Closing Date. Seller hereby agrees to provide written notice to Purchaser of its intent to invoke the provisions of this Agreement to conduct the Closing without the Partnership Interest at the price set forth in this Section no less than thirty (30) days before the Closing.

Further Assurances; Post-Closing Cooperation

. (a) Subject to the terms and conditions of this Agreement, at any time or from time to time after the Closing, each of the parties hereto shall execute and deliver such other documents and instruments, provide such materials and information and take such other actions as may reasonably be necessary, proper or advisable, to the extent permitted by Law, to fulfill its obligations under this Agreement.

(b) Following the Closing, each party will afford the other party, its counsel and its accountants, during normal business hours, reasonable access to the books, records and other data relating to the Business or Condition of the Company in its possession with respect to periods prior to the Closing and the right to make copies and extracts therefrom, to the extent that such access may be reasonably required by the requesting party in connection with (i) the preparation of Tax Returns, (ii) compliance with the requirements of any Governmental or Regulatory Authority, (iii) the determination or enforcement of the rights and obligations of any party under this Agreement or (iv) any actual or threatened Action or Proceeding. Further, each party agrees for a period extending six (6) years after the Closing Date not to destroy or otherwise dispose of any such books, records and other data (excluding copies of materials previously supplied to the other party) unless such party shall first offer in writing to surrender such books, records and other data to the other party and such other party shall not agree in writing to take possession thereof during the thirty (30) day period after such offer is made.

(c) If, in order to properly prepare its Tax Returns, other documents or reports required to be filed with Governmental or Regulatory Authorities or its financial statements or to fulfill its obligations hereunder, it is necessary that a party be furnished with additional information, documents or records relating to the Business or Condition of the Company not referred to in paragraph (b) above, and such information, documents or records are in the possession or control of the other party, such other party agrees to use its best efforts to furnish or make available such information, documents or records (or copies thereof) at the recipient's request, cost and expense. Any information obtained by a party in accordance with this paragraph shall be held confidential by such party in accordance with Section 13.05.

(d) In addition to furnishing information pursuant to paragraph (b) and (c) of this Section 1.06, in order to close the books of the Companies and the Subsidiary for accounting purposes, each party agrees to direct its accounting personnel to cooperate with, and provide assistance to, any other party's accounting personnel to accomplish the work necessary to close such books. Seller and Purchaser also agree to direct their human resources and payroll personnel to cooperate with, and provide assistance to, each other in connection with preparing W-2's and other associated payroll tax or related documents.

(e) Notwithstanding anything to the contrary contained in this Section, if the parties are in an adversarial relationship in litigation or arbitration, the furnishing of information, documents or records in accordance with any provision of this Section shall be subject to applicable rules relating to discovery.

(f) If requested by Purchaser, and subject to negotiation of mutually acceptable conditions, Seller will provide, at its actual cost, office space and administrative services reasonably requested by Purchaser for the employees of the Company with respect to the Company and the Subsidiaries for a period not to exceed forty-five (45) days after the Closing.

REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Purchaser as follows:

Corporate Existence of Seller

. Seller is a corporation duly incorporated, validly existing and in good standing under the Laws of the State of Montana. Seller has full corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder and to consummate the transactions contemplated hereby, including without limitation to own, hold, sell and transfer (pursuant to this Agreement) the Shares.

Authority

. The execution and delivery by Seller of this Agreement, and the performance by Seller of its obligations hereunder, have been duly and validly authorized by the Board of Directors of Seller and no other corporate action on the part of Seller is necessary. This Agreement has been duly and validly executed and delivered by Seller and constitutes a legal, valid and binding obligation of Seller enforceable against Seller in accordance with its terms.

Existence of the Company

. The Company is a corporation duly organized, validly existing and in good standing under the Laws of the State of Montana, and has full corporate power and authority to conduct its business as and to the extent now conducted and to own, use and lease its Assets and Properties. The Company is duly qualified, licensed or admitted to do business and is in good standing in those jurisdictions disclosed in Section 2.03 of the Disclosure Schedule, which are the only jurisdictions in which the ownership, use or leasing of its Assets and Properties, or the conduct or nature of its business, makes such qualification, licensing or admission necessary, except for those jurisdictions in which the adverse effects of all such failures to be qualified, licensed or admitted and in good standing could not in the aggregate reasonably be expected to have a material adverse effect on the Business or Condition of the Company. Seller has prior to the execution of this Agreement made available to Purchaser true and complete copies of the articles of incorporation of the Company as in effect on the date hereof.

Capitalization

. The authorized capitalization of the Company consists of the Shares. The Shares are duly authorized, validly issued, outstanding, fully paid and nonassessable. On or prior to the Closing Date, Seller will own the Shares, beneficially and of record, free and clear of all Liens. Except for this Agreement and as disclosed in Section 2.04 of the Disclosure Schedule, there are no outstanding Options with respect to the Company. The delivery of a certificate or certificates at the Closing representing the Shares in the manner provided in Section 1.03 will transfer to Purchaser good and valid title to the Shares, free and clear of all Liens other than Liens created or suffered to exist by Purchaser.

Subsidiaries; Managing General Partner Interest

. (a) Each Subsidiary is a corporation validly existing and in good standing under the Laws of its jurisdiction of incorporation disclosed in Section 2.05(a) of the Disclosure Schedule, and has full corporate power and authority to conduct its business as and to the extent now conducted and to own, use and lease its Assets and Properties. Each Subsidiary is duly qualified, licensed or admitted to do business and is in good standing in those jurisdictions disclosed in Section 2.05(a) of the Disclosure Schedule, which are the only jurisdictions in which the ownership, use or leasing of such Subsidiary's Assets and Properties, or the conduct or nature of its business, makes such qualification, licensing or admission necessary, except for those jurisdictions in which the adverse effects of all such failures by the Subsidiaries to be qualified, licensed or admitted and in good standing could not in the aggregate reasonably be expected to have a material adverse effect on the Business or Condition of the Company. Section 2.05(a) of the Disclosure Schedule lists for each Subsidiary the amount of its authorized capital stock, the amount of its outstanding capital stock and the record owners of such outstanding capital stock. Except as disclosed in Section 2.05(a) of the Disclosure Schedule, all of the outstanding shares of capital stock of each Subsidiary have been duly authorized and validly issued, are fully paid and nonassessable, and are owned, directly or indirectly, by the Company, beneficially and of record, free and clear of all Liens. Except as disclosed in Section 2.05(a) of the Disclosure Schedule, there are no outstanding Options with respect to any Subsidiary. Seller has prior to the execution of this Agreement made available to Purchaser true and complete copies of the certificate or articles of incorporation and by-laws (or other comparable corporate charter documents) of each of its Subsidiaries as in effect on the date hereof.

(b) Set forth in Section 2.05(b) of the Disclosure Schedule is the jurisdiction of formation for the MGP Partnership, and each foreign jurisdiction where the MGP Partnership is duly licensed or qualified to do business as a foreign partnership. The MGP Partnership is an entity validly existing and in good standing under the Laws of the State in which it was formed and has full power and authority to own and hold the properties and assets it now owns and holds and to carry on its business as and where such properties and assets are now owned or held and such business is now conducted. The MGP Partnership is duly qualified and in good standing in the states in which the character of the properties and assets now owned or held by it or the nature of the business now conducted by it requires it to be so licensed or qualified. True and correct copies of the organizational documents of the MGP Partnership (including any partnership agreements or limited liability company agreements or regulations), in effect as of the date of this Agreement, have been made available by Seller to Purchaser.

No Conflicts

. The execution and delivery by Seller of this Agreement do not, and the performance by Seller of its respective obligations under this Agreement and the consummation of the transactions contemplated hereby will not:

(a) conflict with or result in a violation or breach of any of the terms, conditions or provisions of the certificate or articles of incorporation or by-laws (or other comparable corporate charter documents) or partnership agreement (or comparable documents) of Seller, the Company, any Subsidiary or the MGP Partnership;

(b) subject to obtaining the consents, approvals and actions, making the filings and giving the notices disclosed in Section 2.07 of the Disclosure Schedule, conflict with or result in a violation or breach of any term or provision of any Law or Order applicable to Seller, the Company, any Subsidiary or the MGP Partnership or any of their respective Assets and Properties (other than such conflicts, violations or breaches (i) which could not in the aggregate reasonably be expected to adversely affect the validity or enforceability of this Agreement or to have a material adverse effect on the Business or Condition of the Company or (ii) as would occur solely as a result of the identity or the legal or regulatory status of Purchaser or any of its Affiliates); or

(c) except as disclosed in Section 2.06 of the Disclosure Schedule or as could not, individually or in the aggregate, reasonably be expected to be materially adverse to the Business or Condition of the Company or to adversely affect the ability of Seller to consummate the transactions contemplated hereby or to perform its obligations hereunder, (i) conflict with or result in a violation or breach of, (ii) constitute (with or without notice or lapse of time or both) a default under, (iii) require Seller, the Company, any Subsidiary or the MGP Partnership to obtain any consent, approval or action of, make any filing with or give any notice to any Person as a result or under the terms of, (iv) result in or give to any Person any right of termination, cancellation, acceleration or modification in or with respect to, or (v) result in the creation or imposition of any Lien upon Seller, the Company, any Subsidiary or the MGP Partnership or any of their respective Assets and Properties under, any Contract or License to which Seller, the Company, any Subsidiary or the MGP Partnership is a party or by which any of their respective Assets and Properties is bound.

Governmental Approvals and Filings

. Except as disclosed in Section 2.07 of the Disclosure Schedule, no consent, approval or action of, filing with or notice to any Governmental or Regulatory Authority on the part of Seller, the Company, any Subsidiary or the MGP Partnership is required in connection with the execution, delivery and performance of this Agreement or the consummation of the transactions contemplated hereby, except (i) where the failure to obtain any such consent, approval or action, to make any such filing or to give any such notice could not reasonably be expected to adversely affect the ability of Seller to consummate the transactions contemplated by this Agreement or to perform its obligations hereunder, or to have a material adverse effect on the Business or Condition of the Company, and (ii) those as would be required solely as a result of the identity or the legal or regulatory status of Purchaser or any of its Affiliates.

Books and Records

. The minute books and other similar records of the Company, its Subsidiaries and the MGP Partnership as made available to Purchaser prior to the execution of this Agreement contain a true and complete record, in all material respects, of all action taken at all meetings and by all written consents in lieu of meetings of the stockholders, the boards of directors, committees of the boards of directors, as applicable, and partners and members of the Company, its Subsidiaries and the MGP Partnership. The stock transfer ledgers and other similar records of the Company, its Subsidiaries and, as applicable, the MGP Partnership as made available to Purchaser prior to the execution of this Agreement accurately reflect all record transfers prior to the execution of this Agreement in the capital stock of the Company and its Subsidiaries.

Financial Statements and Condition

. (a) Prior to the execution of this Agreement, Seller has made available to Purchaser true and complete copies of the following financial statements:

(i) the audited balance sheet of the Company and its Subsidiaries on a consolidated basis as of December 31, 1997, 1998 and 1999 and the related audited consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years then ended; and

(ii) the unaudited balance sheet of the Company and its Subsidiaries on a consolidated basis as of July 31, 2000 (annexed hereto as Annex I).

Except as set forth in the notes thereto and as disclosed in Section 2.09(a) of the Disclosure Schedule, all such financial statements were prepared in accordance with GAAP and fairly present in all material respects the consolidated financial condition, stockholders' equity, results of operations and cash flows of the Company and its consolidated subsidiaries as of the respective dates thereof and for the respective periods covered thereby. Except for those Subsidiaries disclosed in Section 2.09(a) of the Disclosure Schedule, the financial condition, stockholders' equity, results of operations and cash flows of each Subsidiary are, and for all periods referred to in this Section 2.09 have been, consolidated with those of the Company.

(b) Except for the execution and delivery of this Agreement and the transactions to take place pursuant hereto on or prior to the Closing Date and as disclosed in Section 2.09(b) of the Disclosure Schedule, neither the Company nor any Subsidiary had at the Interim Financial Statement Date, or has incurred since such date, any liabilities or obligations (whether absolute, accrued, contingent, fixed or otherwise, or whether due or to become due) of any nature that would be required by GAAP to be reflected on a consolidated balance sheet of the Company and its Subsidiaries (including the notes thereto), except liabilities and obligations (i) which were incurred in the ordinary course of business consistent with past practice, (ii) occurring as a result of general economic or financial conditions or other developments which are not unique to the Company and its Subsidiaries but also affect other Persons who participate or are engaged in the lines of business in which the Company and its Subsidiaries participate or are engaged or (iii) which are not having, and would not reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Business or Condition of the Company.

Taxes

. (a) The Company and its Subsidiaries each have filed all material Income Tax Returns that they were required to file. All such Income Tax Returns were complete and correct in all material respects. All material Taxes owed by the Company and each Subsidiary have been paid.

(b) Section 2.10(b) of the Disclosure Schedule lists all Income Tax Returns filed by the Company and its Subsidiaries for taxable periods ending on or after December 31, 1990, indicates those Income Tax Returns that have been audited, and indicates those Income Tax Returns that currently are the subject of audit.

(c) Except as disclosed in Section 2.10(c) of the Disclosure Schedule, neither MPC, Seller, the Company nor any of its Subsidiaries has waived any statute of limitations in respect of Income Taxes or agreed to any extension of time with respect to an Income Tax assessment or deficiency for any taxable period during which the Company and its Subsidiaries were members of the federal consolidated group, the parent of which is MPC.

(d) Except as disclosed in Section 2.10(d) of the Disclosure Schedule, none of the Company and its Subsidiaries is a party to any Income Tax allocation or sharing agreement.

    Except as disclosed in Section 2.10(e) of the Disclosure Schedule, neither the Company nor any of its Subsidiaries has been a member of an affiliated group, within the meaning of Code section 1504(a), filing a consolidated federal Income Tax Return other than a group the common parent of which is MPC.
    None of the Company and its Subsidiaries has any liability for the Taxes of any Person other than under Treasury Regulation Section 1.1502-6 (or any similar provision of state, local, or foreign law). The Company and its Subsidiaries has established on their respective books and records in accordance with GAAP reserves that are adequate for the payment of all Taxes of the Company and its Subsidiaries not yet due and payable.

Legal Proceedings

. Except as disclosed in Section 2.11 of the Disclosure Schedule (with paragraph references corresponding to those set forth below) or in Section 2.18:

(a) there are no Actions or Proceedings pending or, to the Knowledge of Seller, threatened against, relating to or affecting Seller, the Company or any Subsidiary any of their respective Assets and Properties which could reasonably be expected (i) to result in the issuance of an Order restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement or (ii) individually or in the aggregate with other such Actions or Proceedings, to have a material adverse effect on the Business or Condition of the Company; and

(b) there are no Orders outstanding against the Company or any Subsidiary which, individually or in the aggregate with other such Orders, materially adversely affect the Business or Condition of the Company.

Compliance With Laws and Orders

. Except as disclosed in Section 2.12 of the Disclosure Schedule or in Section 2.18, neither Seller, the Company, any Subsidiary, any Project Entity (to the Knowledge of the Seller), nor the MGP Partnership is in violation of or in default under any Law or Order applicable to Seller, the Company, any Subsidiary or the MGP Partnership or any of their respective Assets and Properties the effect of which, individually or in the aggregate with other such violations and defaults, could reasonably be expected to be materially adverse to the Business or Condition of the Company. Each of the Company, its Subsidiaries, the MGP Partnership, and, to the best of the Knowledge of the Seller, the Project Entities has all permits, licenses certificates of authority, orders and approvals of, and has made all filings, applications, and regulations with federal, state, local or foreign government or regulatory bodies that are currently required in order to permit it to carry on its business as presently conducted, the absence of which could reasonably be expected to have a material adverse effect on such entity.

Benefit Plans; ERISA

. (a) Section 2.13(a) of the Disclosure Schedule contains a true and complete list of each of the Benefit Plans, and identifies each of the Benefit Plans that is a Qualified Plan. The Company and its Subsidiaries have not established, and do not sponsor, any Benefit Plans of their own (except for a Company specific incentive compensation plan), but rather participate in Benefit Plans established by MPC.

(b) Section 2.13(b) of the Disclosure Schedule contains a true and complete list of the employees of the Company as of September 19, 2000.

(c) Except as disclosed in Section 2.13(c) of the Disclosure Schedule, neither the Company nor any Subsidiary maintains or is obligated to provide benefits under any life, medical or health plan (other than as an incidental benefit under a Qualified Plan) which provides benefits to retirees or other terminated employees other than benefit continuation rights under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

(d) Except as disclosed in Section 2.13(d) of the Disclosure Schedule, neither the Company, any Subsidiary, any ERISA Affiliate nor any other corporation or organization controlled by or under common control with any of the foregoing within the meaning of Section 4001 of ERISA has at any time contributed to any "multiemployer plan", as that term is defined in Section 4001 of ERISA.

(e) Each of the Benefit Plans is, and its administration is and has been since inception, in compliance with its terms and, where applicable, with ERISA and the Code in all respects, except for such failures to comply which, individually or in the aggregate, could not reasonably be expected to have a material adverse effect on the Business or Condition of the Company.

(f) All contributions and other payments required to be made by the Company or any Subsidiary to any Benefit Plan with respect to any period ending before or at or including the Closing Date have been or will be made. Except as disclosed in Section 2.13(f) of the Disclosure Schedule, all benefit obligations and liabilities under any Benefit Plan have been or will be reflected in Financial Statements in accordance with GAAP.

(g) To the Knowledge of Seller, there are no pending or threatened claims by or on behalf of, relating to or affecting any Benefit Plan, by any employee of the Company (or a beneficiary of such an employee), which allege violations of Law which, individually or in the aggregate, could reasonably be expected to result in liability on the part of Purchaser, the Company, any Subsidiary or any fiduciary of any such Benefit Plan material to the Business or Condition of the Company.

(h) Except as disclosed in Section 2.13(h) of the Disclosure Schedule, complete and correct copies of the following documents have been made available to Purchaser prior to the execution of this Agreement:

(i) the Benefit Plans and any related trust agreements and insurance contracts;

(ii) current summary Plan descriptions of each Benefit Plan subject to ERISA;

(iii) the most recent Form 5500 and Schedules thereto for each Benefit Plan subject to ERISA reporting requirements;

(iv) the most recent determination of the IRS with respect to the qualified status of each Qualified Plan; and

(v) the most recent actuarial report of the qualified actuary of any Defined Benefit Plan or any other Benefit Plan with respect to which actuarial valuations are conducted.

Real and Personal Property

. (a) Section 2.14(a) of the Disclosure Schedule contains a true and correct list of (i) each parcel of real property owned by the Company or any Subsidiary or the MGP Partnership which is individually or in the aggregate with other owned or leased parcels material to the Business or Condition of the Company, (ii) each parcel of real property leased by the Company or any Subsidiary or the MGP Partnership (as lessor or lessee) which is individually or in the aggregate with other owned or leased parcels material to the Business or Condition of the Company and (iii) all Liens (other than Permitted Liens) relating to or affecting any parcel of real property referred to in clause (i).

(b) Except as disclosed in Section 2.14(b) of the Disclosure Schedule, the Company, any Subsidiary or the MGP Partnership has good title to each parcel of real property owned by it. Except for the real property leased to others referred to in clause (ii) of paragraph (a) above, the Company, any Subsidiary or the MGP Partnership is in possession of each parcel of real property owned by it, together with all buildings, structures, facilities, fixtures and other improvements, if any, thereon.

(c) The Company, any Subsidiary or the MGP Partnership has a valid and subsisting leasehold estate in and the right to quiet enjoyment of the real properties leased by it as lessee under leases referred to in clause (ii) of paragraph (a) above for the full term of the lease thereof. Each such lease is a legal, valid and binding agreement, enforceable in accordance with its terms, of the Company, any Subsidiary or the MGP Partnership and, to the Knowledge of Seller, of each other Person that is a party thereto, and except as disclosed in Section 2.14(c) of the Disclosure Schedule, to the Knowledge of Seller there is no default (or any condition or event which, after notice or lapse of time or both, would constitute a default) thereunder.

(d) Seller has made available to Purchaser prior to the execution of this Agreement true and complete copies in Seller's possession of (i) all deeds, leases, mortgages, deeds of trust, certificates of occupancy, title insurance policies, title reports, surveys and similar documents, and all amendments thereof, with respect to the real property owned by the Company, its Subsidiaries and the MGP Partnership, and (ii) all leases (including any amendments and renewal letters) with respect to the real property leased by the Company, its Subsidiaries and the MGP Partnership.

(e) To the best of the Knowledge of Seller, all material personal property of the Company, any Subsidiary, the MGP Partnership and the Project Entities is free from defects, has been maintained in accordance with standard independent power industry practices and is in an operable state of repair adequate to maintain normal operations in a manner consistent with past practices, except where such defects or failures to maintain as could not, individually or in the aggregate, reasonably be expected to have a material adverse effect on such entity or the Business or Condition of the Company.

Contracts

. (a) Section 2.15(a) of the Disclosure Schedule (with paragraph references corresponding to those set forth below) contains a true and complete list of each of the following Contracts to which the Company or any Subsidiary is a party:

(i) all Contracts (excluding Benefit Plans) providing for a commitment of employment for a specified or unspecified term or otherwise relating to employment or the termination of employment;

(ii) all Contracts with any Person containing any provision or covenant prohibiting or materially limiting the ability of the Company or any Subsidiary to engage in any business activity or compete with any Person or prohibiting or materially limiting the ability of any Person to compete with the Company or any Subsidiary;

(iii) all partnership or other similar Contracts with any Person;

(iv) all Contracts relating to Indebtedness of the Company or any Subsidiary in excess of $1,000,000 or to preferred stock issued by the Company or any Subsidiary (other than Indebtedness owing to or preferred stock owned by the Company or any wholly-owned Subsidiary);

(v) all Contracts relating to (A) the future disposition or acquisition of any Assets and Properties individually or in the aggregate material to the Business or Condition of the Company, other than dispositions or acquisitions in the ordinary course of business, and (B) any merger or other business combination;

(vi) all Contracts between or among the Company or any Subsidiary, on the one hand, and Seller, any officer, director or Affiliate (other than the Company or any Subsidiary) of Seller, on the other hand, and providing for annual payments by or to the Company or any Subsidiary exceeding $250,000 individually, or $3,000,000 in the aggregate; and

(vii) all Contracts (other than this Agreement) that (A) limit or contain restrictions on the ability of the Company or any Subsidiary to declare or pay dividends on, to make any other distribution in respect of or to issue or purchase, redeem or otherwise acquire its capital stock, to incur Indebtedness, to incur or suffer to exist any Lien, to purchase or sell any Assets and Properties, to change the lines of business in which it participates or engages or to engage in any merger or other business combination or (B) require the Company or any Subsidiary to maintain specified financial ratios or levels of net worth or other indicia of financial condition.

(b) Each Contract required to be disclosed in Section 2.15(a) of the Disclosure Schedule and each Contract to which, to the Knowledge of Seller, any Project Entity or the MGP Partnership is a party and the performance of which will involve consideration in excess of $500,000 per year or $2,000,000 in the aggregate, is in full force and effect and constitutes a legal, valid and binding agreement, enforceable in accordance with its terms, of the Company or a Subsidiary or the MGP Partnership or, to the Knowledge of Seller of each Project Entity and of each other party thereto; and except as disclosed in Section 2.15(b) of the Disclosure Schedule neither the Company, any Subsidiary nor, to the Knowledge of Seller, any Project Entity or other party to such Contract (i) is in material violation or breach of or material default under any such Contract (or with notice or lapse of time or both, would be in material violation or breach of or material default under any such Contract) and (ii) has repudiated any material provision of such Contract.

Affiliate Transactions

. Except as disclosed in Section 2.16(a) of the Disclosure Schedule, (i) there is no Indebtedness between the Company, a Subsidiary or the MGP Partnership, on the one hand, and Seller, any officer, director or Affiliate (other than the Company, any Subsidiary or the MGP Partnership) of Seller, on the other, (ii) neither Seller nor any such officer, director or Affiliate provides or causes to be provided any assets, services or facilities (except for corporate services that are necessary in the ordinary course of business), to the Company, any Subsidiary or the MGP Partnership which are individually or in the aggregate material to the Business or Condition of the Company and (iii) neither the Company, any Subsidiary or the MGP Partnership provides or causes to be provided any assets, services or facilities (except for corporate services that are necessary in the ordinary course of business) to Seller or any such officer, director or Affiliate which are individually or in the aggregate material to the Business or Condition of the Company. Except as disclosed in Section 2.16(b) of the Disclosure Schedule, each of the Liabilities and transactions disclosed in Section 2.16(a) of the Disclosure Schedule was incurred or engaged in, as the case may be, on an arm's-length basis.

Labor Relations

. No employee of the Company or any Subsidiary is presently a member of a collective bargaining unit and, to the Knowledge of Seller, there are no threatened or contemplated attempts to organize for collective bargaining purposes any of the employees of the Company or any Subsidiary. There has been no work stoppage, strike or other concerted action by employees of the Company or any Subsidiary which materially adversely affected the Business or Condition of the Company.

Environmental Matters

. (a) Except as disclosed in Section 2.18 of the Disclosure Schedule, no written notification of a Release of a Hazardous Material has been filed by, or, to the Knowledge of Seller, on behalf of the Company or any Subsidiary, and, to the Knowledge of Seller, no site or facility now or previously owned, operated or leased by the Company, or any Subsidiary is listed or proposed for listing on the NPL, CERCLIS or any similar state or local list of sites requiring investigation or clean-up or is the subject of any Action or Proceeding which may lead to claims against the Company, its Subsidiaries or, to the best of the knowledge of Seller, any Project Entity.

(b) There have been no environmental investigations, studies, audits, tests, reviews or other analyses conducted by, or that are in the possession of, the Company, any Subsidiary or, since the Managing General Partner became the managing general partner of the MGP Partnership, the MGP Partnership in relation to any site or facility now or previously owned, operated or leased by the Company, any Subsidiary or, since the Managing General Partner became the managing general partner of the MGP Partnership, the MGP Partnership which have not been made available to Purchaser prior to the execution of this Agreement.

(c) Each of the Company, the Subsidiaries and, to Knowledge of Seller, the Project Entities or the MGP Partnership, is in compliance with all applicable Environmental Laws, except for such matters that individually or in the aggregate do not have a material adverse effect on the Business or Condition of the Company. Each of the Company and the Subsidiaries, and to the Knowledge of Seller, the Project Entities or the MGP Partnership, has obtained all permits, licenses, franchise authorities, consents and approvals, and has made all filings and maintained all material information, documentation and records, as are currently necessary under all applicable Environmental Laws, for operating its assets and business as it is presently conducted in compliance with all applicable Environmental Laws, and all such permits, licenses, franchises, authorities, consents, approvals and filings remain in full force and effect, except for such matters individually or in the aggregate do not have a material adverse effect on the Business or Condition of the Company. There are no Actions or Proceedings pending or, to the Knowledge of Seller, threatened against the Company, the Subsidiaries, or, to the Knowledge of Seller, against the Project Entities or the MGP Partnership, under any Environmental Law or arising from any activities not in compliance with any Environmental Law except for such actions or proceedings that could not reasonably be expected to have a material adverse effect on the Business or Condition of the Company

Brokers

. Except for Goldman, Sachs & Co., whose fees, commissions and expenses are the sole responsibility of Seller, all negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by Seller directly with Purchaser without the intervention of any Person on behalf of Seller in such manner as to give rise to any valid claim by any Person against Purchaser, the Company or any Subsidiary for a finder's fee, brokerage commission or similar payment.

      Investment Company; PUHCA

      . Neither the Company nor any of its Subsidiaries are or have ever been: (i) an "investment company" or a company "controlled by" an investment company within the meaning of the Investment Company Act of 1940, as amended, and the rules and regulations of the SEC thereunder or (ii) a "holding company" or a "subsidiary company" of a holding company or an "affiliate" thereof within the meaning of the Public Utility Holding Company Act of 1935, as amended.

      PURPA.

      To the knowledge of Seller, the MGP Partnership, Tenaska Washington and Tenaska III facilities are in compliance with Section 201 of the Public Utility Regulatory Policies Act of 1978 (16 U.S.C. Section 796(17)(18)) and the Federal Energy Regulatory Commission's regulations thereunder (18 C.F.R. Part 292, Subpart B).

      Insurance

      . Section 2.22 of the Disclosure Schedule contains a true and complete list of all material insurance policies currently in effect that insure the business, operations or employees of the Company or any Subsidiary or affect or relate to the ownership, use or operation of any of the Assets and Properties of the Company or any Subsidiary and that (i) have been issued to the Company or any Subsidiary or (ii) have been issued to MPC or Seller for the benefit of the Company or any Subsidiary. Each policy referred to in clause (i) above is valid and binding and in full force and effect, no premiums due thereunder have not been paid and neither the Company nor any Subsidiary has received any notice of cancellation or termination in respect of any such policy or is in default thereunder in any material respect. Except as disclosed in Section 2.22 of the Disclosure Schedule, since January 1, 1998 neither the Seller, the Company nor any Subsidiary has delivered any notice to any insurance company with respect to any event or occurrence that might lead to a material claim against the Company or any Subsidiary.

      MGP Partnership Representations

      . Each representation or warranty made by the Company in this Article II relating to the MGP Partnership shall be deemed to be made only to the Managing General Partner's knowledge.

      REPRESENTATIONS AND WARRANTIES OF PURCHASER

      Purchaser hereby represents and warrants to Seller as follows:

      Corporate Existence

      . Purchaser is a corporation duly incorporated, validly existing and in good standing under the Laws of the State of Delaware. Purchaser has full corporate power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby.

      Authority

      . The execution and delivery by Purchaser of this Agreement, and the performance by Purchaser of its obligations hereunder, have been duly and validly authorized by the Board of Directors of Purchaser, no other corporate action on the part of Purchaser or its stockholders being necessary. This Agreement has been duly and validly executed and delivered by Purchaser and constitutes a legal, valid and binding obligation of Purchaser enforceable against Purchaser in accordance with its terms.

      No Conflicts

      . The execution and delivery by Purchaser of this Agreement do not, the performance by Purchaser of its obligations under this Agreement and the consummation of the transactions contemplated hereby will not:

      (a) conflict with or result in a violation or breach of any of the terms, conditions or provisions of the certificate of incorporation or by-laws (or other comparable corporate charter document) of Purchaser;

      (b) subject to obtaining the consents, approvals and actions, making the filings and giving the notices disclosed in Schedule 3.04 hereto, conflict with or result in a violation or breach of any term or provision of any Law or Order applicable to Purchaser or any of its Assets and Properties (other than such conflicts, violations or breaches which could not in the aggregate reasonably be expected to adversely affect the validity or enforceability of this Agreement); or

      (c) except as disclosed in Schedule 3.03 hereto or as could not, individually or in the aggregate, reasonably be expected to adversely affect the ability of Purchaser to consummate the transactions contemplated hereby or to perform its obligations hereunder, (i) conflict with or result in a violation or breach of, (ii) constitute (with or without notice or lapse of time or both) a default under, (iii) require Purchaser to obtain any consent, approval or action of, make any filing with or give any notice to any Person as a result or under the terms of, or (iv) result in the creation or imposition of any Lien upon Purchaser or any of its Assets or Properties under, any Contract or License to which Purchaser is a party or by which any of its Assets and Properties is bound.

      Governmental Approvals and Filings

      . Except as disclosed in Schedule 3.04 hereto, no consent, approval or action of, filing with or notice to any Governmental or Regulatory Authority on the part of Purchaser is required in connection with the execution, delivery and performance of this Agreement or the consummation of the transactions contemplated hereby, except where the failure to obtain any such consent, approval or action, to make any such filing or to give any such notice could not reasonably be expected to adversely affect the ability of Purchaser to consummate the transactions contemplated by this Agreement or to perform its obligations hereunder.

      Legal Proceedings

      . There are no Actions or Proceedings pending or, to the knowledge of Purchaser, threatened against, relating to or affecting Purchaser or any of its Assets and Properties which could reasonably be expected to result in the issuance of any Order restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement.

      Purchase for Investment

      . The Shares will be acquired by Purchaser (or, if applicable, its assignee pursuant to Section 13.09(b)) for its own account for the purpose of investment, it being understood that the right to dispose of such Shares shall be entirely within the discretion of Purchaser (or such assignee, as the case may be). Purchaser (or such assignee, as the case may be) will refrain from transferring or otherwise disposing of any of the Shares, or any interest therein, in such manner as to cause Seller to be in violation of the registration requirements of the Securities Act of 1933, as amended, or applicable state securities or blue sky laws.

      Brokers

      . All negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by Purchaser directly with Seller without the intervention of any Person on behalf of Purchaser in such manner as to give rise to any valid claim by any Person against Seller, the Company or any Subsidiary for a finder's fee, brokerage commission or similar payment.

      Financing

      . Purchaser has sufficient cash and/or available credit facilities (and has provided Seller with evidence thereof) to pay the Purchase Price and to make all other necessary payments of fees and expenses in connection with the transactions contemplated by this Agreement.

      Exon-Florio

      . Purchaser is not a "foreign person" for purposes of the Exon-Florio Amendment.

      Independent Evaluation

      . Purchaser is experienced and knowledgeable in the independent power business, and is aware of its risks. Purchaser has been afforded the opportunity to examine the materials made available to it by Seller in Seller's offices in Butte, Montana (the "Data Room") with respect to the Company, its Subsidiaries and their business (the "Background Materials"). The Background Materials include files, or copies thereof, that the Company and its Subsidiaries have used in their normal course of business and other information about the Company and its Subsidiaries and their business that the Company and its Subsidiaries have compiled or generated; however, Purchaser acknowledges and agrees that neither the Seller nor the Company, the Subsidiaries or other Person has made any representations or warranties, express or implied, written or oral, as to the accuracy or completeness of the Background Materials or, except for the representations and warranties of Seller contained in this Agreement, as to any other information relating to the Company, the Subsidiaries or their business furnished or to be furnished to Purchaser or its representatives by or on behalf of Seller. In entering into this Agreement, Purchaser acknowledges and affirms that it has relied and will rely solely on the terms of this Agreement and upon its independent analysis, evaluation and investigation of, and judgment with respect to, the business, economic, legal, tax or other consequences of this transaction including its own estimate and appraisal of the extent and value of and the risks associated with the independent power business. Purchaser's representatives have visited the offices of Seller and have been given opportunities to examine the Books and Records Seller has made available relating to the Companies, the Subsidiaries and their business. Except as expressly provided in this Agreement, neither Seller nor the Company nor the Subsidiaries shall have any liability to Purchaser or its Affiliates, agents, representatives or employees resulting from any use, authorized or unauthorized, of the Background Materials or other information relating to the Company, the Subsidiaries or their business provided by or on behalf of any Seller, the Company or its Subsidiaries.

      COVENANTS OF SELLER

      Seller covenants and agrees with Purchaser that, at all times from and after the date hereof until the Closing, Seller will comply with all covenants and provisions of this Article IV, except to the extent Purchaser may otherwise consent in writing.

      Regulatory and Other Approvals

      . Seller will, and will cause the Company, its Subsidiaries and the MGP Partnership to, as promptly as practicable (a) take all commercially reasonable steps necessary or desirable to obtain all consents, approvals or actions of, make all filings with and give all notices to Governmental or Regulatory Authorities or any other Person required of Seller, the Company, any Subsidiary or the MGP Partnership to consummate the transactions contemplated hereby, including without limitation those disclosed in Sections 2.06 and 2.07 of the Disclosure Schedule, (b) provide such other information and communications to such Governmental or Regulatory Authorities or other Persons as such Governmental or Regulatory Authorities or other Persons may reasonably request in connection therewith and (c) provide reasonable cooperation to Purchaser in connection with the performance of its obligations under Sections 5.01 and 5.02. Seller will provide prompt notification to Purchaser when any such consent, approval, action, filing or notice referred to in clause (a) above is obtained, taken, made or given, as applicable, and will advise Purchaser of any communications (and, unless precluded by Law, provide copies of any such communications that are in writing) with any Governmental or Regulatory Authority or other Person regarding any of the transactions contemplated by this Agreement.

      HSR Filings

      . In addition to and not in limitation of Seller's covenants contained in Section 4.01, Seller will (a) take promptly all actions necessary to make the filings required of Seller or its Affiliates under the HSR Act, (b) comply at the earliest practicable date with any request for additional information received by Seller or its Affiliates from the Federal Trade Commission or the Antitrust Division of the Department of Justice pursuant to the HSR Act and (c) cooperate with Purchaser in connection with Purchaser's filing under the HSR Act and in connection with resolving any investigation or other inquiry concerning the transactions contemplated by this Agreement commenced by either the Federal Trade Commission or the Antitrust Division of the Department of Justice or state attorneys general. Seller shall seek early termination of the waiting period under the HSR Act.

      Investigation by Purchaser

      . Seller will, and will cause the Company, its Subsidiaries and the MGP Partnership to, (a) provide Purchaser and its officers, employees, counsel, accountants, financial advisors, consultants and other representatives (together, "Representatives") with (i) full access, upon reasonable prior notice and during normal business hours, to all officers, employees, agents and accountants of the Company, its Subsidiaries and the MGP Partnership and their Assets and Properties and Books and Records and (ii), at Purchaser's sole expense, use of office space and telephone facsimile and computer facilities for up to three (3) of Purchaser's Representatives at any one time, but only to the extent that such access and office services do not unreasonably interfere with the business and operations of the Company, its Subsidiaries and the MGP Partnership, and (b) furnish Purchaser and such other Persons with all such information and data (including without limitation copies of Contracts, Benefit Plans and other Books and Records) concerning the business and operations of the Company, its Subsidiaries and the MGP Partnership as Purchaser or any of such other Persons reasonably may request in connection with such investigation, except to the extent that furnishing any such information or data would violate any Law, Order, Contract or License applicable to Seller, the Company, any Subsidiary and the MGP Partnership or by which any of their respective Assets and Properties is bound.

      No Solicitations

      . Subject to the duties imposed by applicable Law, Seller will not take, nor will it permit the Company, its Subsidiaries or any Affiliate of Seller (or authorize or permit any investment banker, financial advisor, attorney, accountant or other Person retained by or acting for or on behalf of Seller, the Company, its Subsidiaries or any such Affiliate) to take, directly or indirectly, any action to solicit, encourage, negotiate, assist or otherwise facilitate (including by furnishing confidential information with respect to the Company or any Subsidiary or permitting access to the Assets and Properties and Books and Records of the Company or any Subsidiary) any offer or inquiry from any Person concerning an Acquisition Proposal.

      Conduct of Business

      . (a) Seller will cause the Company, its Subsidiaries or the MGP Partnership to conduct business only in the ordinary course. Without limiting the generality of the foregoing, Seller will cause the Company, its Subsidiaries or the MGP Partnership to use commercially reasonable efforts to (a) preserve intact the present business organization and reputation of the Company, its Subsidiaries or the MGP Partnership in all material respects, (b) keep available (subject to dismissals and retirements (including retirements pursuant to MPC's "Special Retirement Program") in the ordinary course of business and transfers to any Affiliate of the Company), the services of the key officers and employees of the Company, its Subsidiaries or the MGP Partnership, (c) except as disclosed in Section 4.05 of the Disclosure Schedule maintain the Assets and Properties of the Company, its Subsidiaries or the MGP Partnership in good working order and condition, ordinary wear and tear excepted, and (d) maintain the good will of key customers, suppliers and lenders and other Persons with whom the Company, any Subsidiary or the MGP Partnership otherwise has significant business relationships.

      (b) The Seller shall (i) cause the Company to use commercially reasonable efforts to continue the development of the electric generating project to be located in Butte-Silver Bow, Montana (the "Silver Bow Project") as expeditiously as is reasonably possible and (ii) provide all necessary funding to the Company requested by it to support such development, including but not limited to funding for all costs associated with permitting the Silver Bow Project, without causing the Company to incur any additional debt.

      Financial Statements and Reports

      . (a) As promptly as practicable and in any event no later than forty five (45) days after the end of each fiscal quarter ending after the date hereof and before the Closing Date (other than the fourth quarter) or ninety (90) days after the end of each fiscal year ending after the date hereof and before the Closing Date, as the case may be, Seller will deliver to Purchaser true and complete copies of the unaudited consolidated balance sheet, and the related audited or unaudited consolidated statements of operations, stockholders' equity and cash flows, of the Company and its consolidated subsidiaries, in each case as of and for the fiscal year then ended or as of and for each such fiscal quarter and the portion of the fiscal year then ended, as the case may be, together with the notes, if any, relating thereto, which financial statements shall be prepared on a basis consistent with the Financial Statements.

      (b) As promptly as practicable, Seller will deliver to Purchaser true and complete copies of such other regularly-prepared financial statements, reports and analyses as may be prepared or received by the Company, any Subsidiary or the MGP Partnership relating to the business or operations of the Company, any Subsidiary or the MGP Partnership.

      Certain Restrictions

      . Seller will, and will cause the Company and its Subsidiaries to, refrain from:

      (a) except as disclosed in Section 4.07(a) of the Disclosure Schedule, amending their certificates or articles of incorporation or by-laws (or other comparable corporate charter documents) in any material respect or taking any action with respect to any such amendment or any recapitalization, reorganization, liquidation or dissolution of any such corporation;

      (b) except as disclosed in Section 4.07(b) of the Disclosure Schedule, authorizing, issuing, selling or otherwise disposing of any shares of capital stock of or any Option with respect to the Company or any Subsidiary, or modifying or amending any right of any holder of outstanding shares of capital stock of or Option with respect to the Company or any Subsidiary;

      (c) except as disclosed in Section 4.07(c) of the Disclosure Schedule, declaring, setting aside or paying any dividend or other distribution in respect of the capital stock of the Company or any Subsidiary not wholly owned, directly or indirectly, by the Company, or directly or indirectly redeeming, purchasing or otherwise acquiring any capital stock of or any Option with respect to the Company or any Subsidiary not wholly owned, directly or indirectly, by the Company;

      (d) except as disclosed in Section 4.07(d) of the Disclosure Schedule, other than in the ordinary course of business, acquiring or disposing of, or incurring any Lien (other than a Permitted Lien) on, any Assets and Properties individually or in the aggregate material to the Business or Condition of the Company;

      (e) except as disclosed in Section 4.07(e) of the Disclosure Schedule, entering into, or in any material respect amending, modifying, terminating (partially or completely), granting any waiver under or giving any consent with respect to any Contract to which the Company or any Subsidiary is a party which is material to the Business or Condition of the Company;

      (f) other than in the ordinary course of business (i) voluntarily incurring Indebtedness in an aggregate principal amount exceeding $1,000,000 (net of any amounts of Indebtedness discharged during such period), or (ii) purchasing, canceling, prepaying or otherwise providing for a complete or partial discharge in advance of a scheduled payment date with respect to, or waiving any right under, any Indebtedness in an aggregate principal amount exceeding $1,000,000 (in either case other than Indebtedness of the Company or a Subsidiary owing to the Company or a wholly-owned Subsidiary); provided, however, that MPC, Seller, the Company and its Subsidiaries may take any and all actions necessary or appropriate to terminate the Employee Stock Ownership Plan portion of Seller's 401(k) Plan and to prepay any outstanding Indebtedness of MPC, Seller, the Company or its Subsidiaries attributable to the Employee Stock Ownership Plan;

      (g) engaging with any Person in any merger or other business combination;

      (h) except as disclosed in Section 4.07(h) of the Disclosure Schedule, other than in the ordinary course of business making capital expenditures or commitments for additions to property, plant or equipment constituting capital assets in an aggregate amount exceeding $1,000,000;

      (i) except to the extent required by applicable Law or reasonably and in good faith believed by the officers of the Company to be in the best interests of the Company and its Subsidiaries, making any material change in (A) any pricing, investment, accounting, financial reporting, inventory, credit, allowance or Tax practice or policy, or (B) any method of calculating any bad debt, contingency or other reserve for accounting, financial reporting or Tax purposes;

      (j) other than in the ordinary course of business or to the extent required by applicable Law, adopting, entering into or becoming bound by any material Benefit Plan, employment-related Contract or collective bargaining agreement, or amending, modifying or terminating (partially or completely) any such Benefit Plan, employment-related Contract or collective bargaining agreement, if such action will result in material additional cost to the Company;

      (k) taking any action at any time that is designed or intended to have the effect of discouraging any lessor, licensor, customer, supplier, other business associate of any of the Company, its Subsidiaries, and the Project Entities from maintaining the same business relationship with the Company, its Subsidiaries, and the Project Entities existing prior to the Closing.

      (l) making any change in its fiscal year; or

      (m) entering into any Contract to do or engage in any of the foregoing.

      Notwithstanding any provision to the contrary, nothing in this Section 4.07 or Section 4.05 shall require Seller or the Company to revise, dishonor or delay performance of any obligation under agreements in existence prior to the date hereof.

      Affiliate Transactions

      . Except as disclosed in Section 4.08 of the Disclosure Schedule, immediately prior to the Closing, all Indebtedness and other amounts owing under Contracts between Seller, any officer, director or Affiliate (other than the Company, any Subsidiary or the MGP Partnership) of Seller, on the one hand, and the Company, any of its Subsidiaries or the MGP Partnership, on the other, will be paid in full, and Seller will terminate and will cause any such officer, director or Affiliate to terminate each Contract with the Company, any Subsidiary or the MGP Partnership. Prior to the Closing, neither the Company, any Subsidiary nor the MGP Partnership will enter into any Contract or amend or modify any existing Contract, and will not engage in any transaction outside the ordinary course of business other than on an arm's-length basis (other than pursuant to Contracts disclosed in Section 2.15(a)(vi) of the Disclosure Schedule or not required to be disclosed therein in accordance with Section 2.15(a)(vi)), with Seller or any such officer, director or Affiliate.

      Intercompany Loans

      . Immediately prior to the Closing, all outstanding receivables and payables outstanding between the Company (or any Subsidiary), on the one hand, and Seller (and its Affiliates) on the other hand shall be satisfied and discharged.

      Fulfillment of Conditions

      . Seller will take all commercially reasonable steps necessary or desirable and proceed diligently and in good faith to satisfy each condition to the obligations of Purchaser contained in this Agreement and will not, and will not permit the Company, any Subsidiary or the MGP Partnership to, take or fail to take any action that could reasonably be expected to result in the nonfulfillment of any such condition.

      Turbine Acquisition

      . Without limiting any obligation contained herein, Seller shall cause the Company to make such payments as become due with respect to certain turbine generators specified in the Reservation Agreement, effective June 2, 2000, between Siemens Westinghouse Power Corporation and the Company.

      COVENANTS OF PURCHASER

      Purchaser covenants and agrees with Seller that, at all times from and after the date hereof until the Closing and, in the case of Section 5.04, thereafter, Purchaser will comply with all covenants and provisions of this Article V, except to the extent Seller may otherwise consent in writing.

      Regulatory and Other Approvals

      . Purchaser will as promptly as practicable (a) take all commercially reasonable steps necessary or desirable to obtain all consents, approvals or actions of, make all filings with and give all notices to Governmental or Regulatory Authorities or any other Person required of Purchaser to consummate the transactions contemplated hereby, including without limitation those disclosed in Schedules 3.03 and 3.04 hereto, (b) provide such other information and communications to such Governmental or Regulatory Authorities or other Persons as such Governmental or Regulatory Authorities or other Persons may reasonably request in connection therewith and (c) provide reasonable cooperation to Seller, the Company and its Subsidiaries in connection with the performance of their obligations under Sections 4.01 and 4.02. Purchaser will provide prompt notification to Seller when any such consent, approval, action, filing or notice referred to in clause (a) above is obtained, taken, made or given, as applicable, and will advise Seller of any communications (and, unless precluded by Law, provide copies of any such communications that are in writing) with any Governmental or Regulatory Authority or other Person regarding any of the transactions contemplated by this Agreement.

      HSR Filings

      . In addition to and without limiting Purchaser's covenants contained in Section 5.01, Purchaser will (i) take promptly all actions necessary to make the filings required of Purchaser or its Affiliates under the HSR Act, (ii) comply at the earliest practicable date with any request for additional information received by Purchaser or its Affiliates from the Federal Trade Commission or the Antitrust Division of the Department of Justice pursuant to the HSR Act and (iii) cooperate with Seller in connection with Seller's filing under the HSR Act and in connection with resolving any investigation or other inquiry concerning the transactions contemplated by this Agreement commenced by either the Federal Trade Commission or the Antitrust Division of the Department of Justice or state attorneys general. Purchaser shall seek early termination of the waiting period under the HSR Act.

      Release of Guarantees

      . Purchaser shall cooperate with Seller and shall use its commercially reasonable efforts to cause Seller and/or its Affiliates to be released, as of the Closing Date, from any and all guarantees, surety bonds and other similar instruments that Seller and/or any Affiliate of Seller (other than the Company or any Subsidiaries or the MGP Partnership) has given in respect of Indebtedness of the Company, its Subsidiaries or the MGP Partnership, including those disclosed in Section 5.03 of the Disclosure Schedule. From and after the Closing, Purchaser shall continue such efforts and shall indemnify and hold Seller harmless from and against any and all liabilities or obligations arising out of or in connection with any such guarantees or other instruments.

      Employee Matters

      .

      (a) Continuation of Compensation and Benefits. Except as otherwise provided in Sections 5.04 (f), (g) and (h), during the period from the Closing Date until twenty-four months following the Closing Date, Purchaser will maintain or will cause to be maintained, or shall cause the Company to maintain base salary, wages, compensation levels (including, without limitation, incentive compensation) and employee pension and welfare benefit plans and programs for the benefit of the employees of the Company, which, in the aggregate, are at least equal to, or equivalent in value to, the wages, compensation levels, and Benefit Plans listed in Section 2.13(a) of the Disclosure Schedule provided to the employees of the Company on the date of this Agreement, plus any salary adjustments made in the ordinary course of business between the date of this Agreement and the Closing Date. For purposes of this Section 5.04, the employees of the Company on the Closing Date shall be the employees listed in Section 2.13(b) of the Disclosure Schedule, as modified through the Closing Date to reflect employment changes due to additions, dismissals, retirements or transfers (all in accordance with Section 4.05).

      (b) Service Credit. Purchaser shall provide, or shall cause the Company to provide, each employee of the Company with credit for all service with the Company and its Affiliates for all purposes under each employee benefit plan, program, or arrangement of Purchaser or its Affiliates in which such employee is eligible to participate, except to the extent that such service credit would result in a duplication of benefits with respect to the same period of service.

      (c) Bonuses; Incentive Compensation. The bonus plans and other incentive compensation plans and programs maintained by Seller and/or any of its Affiliates in which the employees of the Company are eligible to participate (including terminated or retired employees who are remain eligible to participate under the terms of such plans), as in effect on the date of this Agreement, shall be terminated by Seller as of the Closing Date, with the bonuses and incentive compensation through such date to be paid thereunder by Purchaser in the amount determined by Seller. Seller shall determine such amounts within 90 days of the Closing Date, and Purchaser shall pay, or shall cause the Company to pay, such amounts to the affected employees as soon as practicable (but no later than 30 days) after the receipt of such determination. Seller shall reimburse Purchaser for any payments made by Purchaser pursuant to the prior sentence within 30 days of receiving satisfactory evidence of such payment.

      (d) Severance Policy and Other Agreements. If the employment of any employee of the Company is terminated within twenty four months after the Closing Date by (i) action of Purchaser or the Company other than for Cause, or (ii) action of an employee following (A) a reduction in such employee's base salary equal to or greater than fifteen percent (15%) or (B) such employee's decision not to relocate more than fifty (50) miles from his or her then current job location, then Purchaser shall pay, or shall cause the Company to pay, each such employee a lump sum severance benefit (less required tax withholding and other withholding obligations required by statute) in an amount equal to the sum of (x) the product of ten percent (10%) of such employee's base salary multiplied by such employee's "years of service" up to a maximum of one hundred percent (100%) of such base salary, plus (y) six thousand dollars ($6,000). For purposes of the foregoing, "years of service" shall mean the employee's aggregate total years of service (pro-rated to the date of termination) with the Company, Purchaser and any of their respective Affiliates. Notwithstanding the foregoing, if the employee is a party to an individual change in control severance agreement with the Company or any of its Affiliates, the terms of such agreement shall apply with respect to any termination of such employee, and the consummation of the transaction contemplated by this Agreement will be deemed to constitute a "Change in Control" for purposes of each such agreement. Purchaser shall honor or cause the Company to honor all such individual change in control severance agreements with such employees, and Purchaser shall be liable for any amount(s) or benefit(s) due thereunder.

      (e) Benefit Plan Obligations. Except for the matters disclosed in Section 5.04(e) of the Disclosure Schedule or as otherwise provided in this Section 5.04, Purchaser shall be, or shall cause the Company to be, responsible for all obligations existing on the Closing Date (including, without limitation, any such obligations that have been incurred but not yet paid) under any Benefit Plan (including, without limitation, all health and welfare, life insurance and disability plans and programs) applicable to the employees of the Company, and effective as of the Closing Date, MPC, Seller, and their Affiliates (other than the Company, any Subsidiary or the MGP Partnership) shall have no liability or responsibility for any obligation under any Benefit Plan applicable to the employees of the Company with respect to claims incurred by such employees or their covered dependents prior to the Closing Date under each Benefit Plan. Expenses and benefits with respect to claims incurred by employees of the Company or their covered dependents on or after the Closing Date shall be the responsibility of Purchaser. For purposes of this paragraph, a claim is deemed incurred when the services that are the subject of the claim are performed; in the case of life insurance, when the death occurs, and, in the case of short-term or long-term disability benefits, when the disability occurs. Purchaser shall, or shall cause the Company to, (i) waive all limitations as to preexisting conditions, exclusions and waiting periods with respect to participation and coverage requirements applicable to the employees of the Company under any Benefit Plan that such employees may be eligible to participate in after the Closing Date and (ii) provide each employee of the Company with credit for any co-payments and deductibles paid prior to the Closing Date in satisfying any applicable deductible or out-of-pocket requirements under any Benefit Plan in which such employee is eligible to participate after the Closing Date.

      (f) 401(k) Plan. Effective as of the Closing Date, Purchaser shall provide, or shall cause the Company to provide, for the eligible employees of the Company a plan pursuant to Section 401(a) and Section 401(k) of the Code (the " Purchaser's 401(k) Plan") which shall provide for elective deferral and loan entitlements, and which shall further provide for the acceptance of a trust to trust transfer and rollover distributions from MPC's Qualified Plans and/or conduit individual retirement accounts established by any such employees. Purchaser shall take all actions required to obtain, and shall obtain, a favorable determination letter from the IRS on the tax qualified status of Purchaser's 401(k) Plan. Employees of the Company shall cease to accrue benefits and service credits under The Montana Power Company and Subsidiaries Employee Retirement Savings Plan (the "Seller's 401(k) Plan") as of the Closing Date.

      (g) Pension Plan. To the extent that Purchaser maintains a defined benefit pension plan pursuant to Section 401(a) of the Code (the "Purchaser's Pension Plan") that provides accrued benefits to eligible employees of the Company at least equal to the accrued benefits of those employees as of the Closing Date under the Montana Power Company Pension Plan (the "Seller's Pension Plan"), assets and/or cash, as determined by MPC, equal to such accrued benefits shall be transferred from Seller's Pension Plan to Purchaser's Pension Plan. The assets and/or cash to be transferred to Purchaser's Pension Plan shall equal the aggregate present value of such accrued benefits on a termination basis as of the Closing Date (within the meaning of Treasury Regulation Section 1.414(1)-(b)(5)), as certified by Seller's actuary. The transfer of assets and/or cash to accomplish the above shall occur as soon as administratively possible after the Closing Date. As of the Closing Date, employees of the Company shall cease to participate in Seller's Pension Plan, and no further benefits shall be accrued under Seller's Pension Plan.

      (h) Stock Option Obligation. On the Closing Date, each unvested stock option on MPC common stock issued under any plan or program of MPC or its Affiliates under which the employees of the Company have previously been awarded stock options on MPC common stock (an "MPC Stock Option") shall be cancelled, and the holder thereof shall be entitled to receive on the Closing Date or as soon as practicable thereafter, from Purchaser as consideration for such cancellation, either (i) stock options of substantially equivalent value ("Substitute Stock Options") to such holder's MPC Stock Options (with MPC reserving absolute discretion to determine whether such Substitute Stock Options are of "substantially equivalent value"), or (ii) an amount in cash (less required tax withholding) equal to the product of (x) the number of shares previously subject to such MPC Stock Option and (y) the excess, if any, of the market price per share (the average of the high and low prices of the underlying MPC common stock as reported on the New York Stock Exchange Composite Tape on the Closing Date) over the exercise price per share of the cancelled MPC Stock Option; provided, however, that if the Purchaser provides Substitute Stock Options in accordance with (i) of this paragraph, then the Purchaser shall pay, or shall cause the Company to pay, in cash to any employee of the Company who receives Substitute Stock Options, but whose employment terminates before such Substitute Stock Options vest under circumstances that would entitle the employee to the benefit described in Section 5.04(d), the amount computed under (ii) above as of the Closing Date.

      (i) Continuing Obligation. If Purchaser sells or otherwise disposes of all or substantially all of the stock or assets of the Company within twenty-four months of the Closing Date, or such other longer time period as may be applicable to any individual change in control severance agreement between an employee of the Company and the Company or any of its Affiliates, Purchaser shall, in connection with such disposition cause the transferee of such stock or assets to honor the provisions of this Section 5.04 until twenty-four months after the Closing Date, or such other longer time period as may be applicable under any individual change in control severance agreement.

      Fulfillment of Conditions

      . Purchaser will take all commercially reasonable steps necessary or desirable and proceed diligently and in good faith to satisfy each condition to the obligations of Seller contained in this Agreement and will not take or fail to take any action that could reasonably be expected to result in the nonfulfillment of any such condition.

      Communication Between the Parties

      . If Purchaser develops information prior to the Closing Date that leads Purchaser to believe that Seller has breached a representation or warranty under this Agreement, Purchaser shall inform Seller of such potential breach as soon as possible, but in any event, at or prior to Closing.

      Notice of Developments

      . Each of Seller and Purchaser will give prompt written notice to the other of any material adverse development causing a breach of any of its own representations and warranties herein or its own breach or nonfulfillment of or failure to perform any covenant or agreement herein. No disclosure by either such party pursuant to this Section 5.07, however, shall be deemed to amend or supplement the Disclosure Schedule or to prevent or cure any misrepresentation or breach of warranty.

      Tenaska Frontier Partners

      . Purchaser shall promptly pay over and remit to Seller any and all amounts received by the Company or any of its Subsidiaries after the Closing Date from Tenaska Frontier Partners, Ltd. in respect of contingency funds being refunded to such Subsidiaries or the Company up to a maximum amount of $2.8 million.

      CONDITIONS TO OBLIGATIONS OF PURCHASER

      The obligations of Purchaser hereunder to purchase the Shares are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Purchaser in its sole discretion):

      Representations and Warranties

      . The representations and warranties made by Seller in this Agreement, taken as a whole, shall be true and correct, in all material respects, on and as of the Closing Date or, with respect to representations and warranties relating to Empeco and its Partnership Interest, the Partnership Interest Closing Date (if the same occurs after the Closing Date), as the case may be, as though made on and as of the Closing Date or, with respect to representations and warranties relating to Empeco and its Partnership Interest, the Partnership Interest Closing Date (if the same occurs after the Closing Date), as the case may be, or, in the case of representations and warranties made as of a specified date earlier than the Closing Date, on and as of such earlier date; provided, however, that for the purpose of this Section 6.01, the words "material adverse effect" or any other references to materiality will be deemed to be excluded from the representations and warranties made by Seller (provided such exclusion does not apply to the qualifications in Section 2.09(b)).

      Performance

      . Seller shall have performed and complied with, in all material respects, the agreements, covenants and obligations required by this Agreement to be so performed or complied with by Seller at or before the Closing.

      Officers' Certificates

      . Seller shall have delivered to Purchaser a certificate, dated the Closing Date and executed in the name and on behalf of Seller by the Chairman of the Board, the President or any Executive Vice President of Seller, substantially in the form and to the effect of Exhibit A hereto, and a certificate, dated the Closing Date and executed by the Secretary or any Assistant Secretary of Seller, substantially in the form and to the effect of Exhibit B hereto.

      Orders and Laws

      . There shall not be in effect on the Closing Date any Order or Law restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement.

      Regulatory Consents and Approvals

      . All consents, approvals and actions of, filings with and notices to any Governmental or Regulatory Authority disclosed in Schedules 3.03 and 3.04 necessary to permit Purchaser and Seller to perform their obligations under this Agreement and to consummate the transactions contemplated hereby shall have been duly obtained, made or given and shall be in full force and effect, and all terminations or expirations of waiting periods imposed by any Governmental or Regulatory Authority necessary for the consummation of the transactions contemplated by this Agreement, including under the HSR Act, shall have occurred.

      Third Party Consents

      . The consents (or in lieu thereof waivers) listed in Section 6.06 of the Disclosure Schedule shall have been obtained and shall be in full force and effect.

      CONDITIONS TO OBLIGATIONS OF SELLER

      The obligations of Seller hereunder to sell the Shares are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Seller in its sole discretion):

      Representations and Warranties

      . The representations and warranties made by Purchaser in this Agreement, taken as a whole, shall be true and correct in all material respects on and as of the Closing Date as though made on and as of the Closing Date.

      Performance

      . Purchaser shall have performed and complied with, in all material respects, the agreements, covenants and obligations required by this Agreement to be so performed or complied with by Purchaser at or before the Closing.

      Officers' Certificates

      . Purchaser shall have delivered to Seller a certificate, dated the Closing Date and executed in the name and on behalf of Purchaser by the Chairman of the Board, the President or any Executive or Senior Vice President of Purchaser, substantially in the form and to the effect of Exhibit C hereto, and a certificate, dated the Closing Date and executed by the Secretary or any Assistant Secretary of Purchaser, substantially in the form and to the effect of Exhibit D hereto.

      Orders and Laws

      . There shall not be in effect on the Closing Date any Order or Law restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement.

      Regulatory Consents and Approvals

      . All consents, approvals and actions of, filings with and notices to any Governmental or Regulatory Authority disclosed in Sections 2.06 and 2.07 of the Disclosure Schedule necessary to permit Seller and Purchaser to perform their obligations under this Agreement and to consummate the transactions contemplated hereby shall have been duly obtained, made or given and shall be in full force and effect, and all terminations or expirations of waiting periods imposed by any Governmental or Regulatory Authority necessary for the consummation of the transactions contemplated by this Agreement, including under the HSR Act, shall have occurred.

      Third Party Consents

      . The consents (or, in lieu thereof, waivers) listed in Section 7.06 of the Disclosure Schedule shall have been obtained and shall be in full force and effect.

      TAX MATTERS AND POST-CLOSING TAXES

      Income Taxes

      . (a) Seller shall prepare or cause to be prepared and file or cause to be filed all Income Tax Returns for the Company and its Subsidiaries for all periods ending on or prior to the Closing Date which are filed after the Closing Date. The Company and its Subsidiaries will furnish Tax information to Seller and MPC for inclusion in the relevant Income Tax Returns in accordance with the past custom and practice of the Company and its Subsidiaries. Seller shall pay all amounts shown as owing on such Income Tax Returns, and shall be liable for Income Taxes of the Company and its Subsidiaries for periods ending on or prior to the Closing Date.

      (b) Seller shall prepare or cause to be prepared and Purchaser shall file or cause to be filed any Income Tax Returns of the Company and its Subsidiaries for Tax periods which begin before the Closing Date and end after the Closing Date. The Company and its Subsidiaries will furnish Tax information to Seller and MPC for inclusion in the relevant Income Tax Returns in accordance with the past custom and practice of the Company and its Subsidiaries. Seller shall pay to Purchaser within fifteen business days after the date on which Income Taxes are paid with respect to such periods an amount equal to the portion of the amounts shown as owing on such Tax Returns which relates to the portion of such Tax period ending on the Closing Date to the extent such amounts are not reflected in a reserve for tax liability on the Company's financial statements made available to Purchaser pursuant to Section 2.09(a)(ii) or Section 4.06 hereof. The portion of such Income Tax which relates to the portion of such Tax period ending on the Closing Date shall be deemed equal to the amount which would be payable if the relevant Tax period ended on the Closing Date. Any credits relating to a Tax period that begins before and ends after the Closing Date shall be taken into account as though the relevant Tax period ended on the Closing Date. All determinations necessary to give effect to the foregoing allocations shall be made by Seller in a manner consistent with prior practice of the Company and its Subsidiaries. Seller shall be liable for Income Taxes of the Company and its Subsidiaries which are attributable to periods ending on or prior to the Closing Date pursuant to this Section 8.01(b) to the extent such Taxes are not reflected in a reserve for tax liability on the Company's financial statements made available to the Purchaser pursuant to Section 2.09(a)(ii) or Section 4.06 hereof. Purchaser shall be liable for Income Taxes of the Company and its Subsidiaries which are attributable to periods after the Closing Date pursuant to this Section 8.01(b).

      Taxes Other Than Income Taxes

      . (a) Seller shall prepare and file for the Company and its Subsidiaries all Tax Returns for Taxes other than Income Taxes required to be filed on or prior to the Closing Date. Seller shall prepare such Tax Returns in a manner consistent with the prior practices of the Company and its Subsidiaries and shall pay all amounts shown as due on such Tax Returns. Seller shall be liable for Taxes other than Income Taxes of the Company and its Subsidiaries for periods ending on or prior to the Closing Date to the extent such Taxes are not reflected in a reserve for tax liability on the Company's financial statements made available to Purchaser pursuant to Section 2.09(a)(ii) or Section 4.06 hereof.

      (b) Purchaser shall prepare and file for the Company and its Subsidiaries all Tax Returns for Taxes other than Income Taxes required to be filed after the Closing Date in a manner consistent with prior practices of the Company and its Subsidiaries, even if such Tax Returns relate to periods prior to the Closing Date. Purchaser shall be liable for all Taxes properly attributable to the periods after the Closing Date.

      Tax Adjustments

      . (a) Any Tax refunds that are received by Purchaser, the Company or its Subsidiaries, and any amounts credited against Tax to which Purchaser, the Company or its Subsidiaries become entitled, that relate to Tax periods or portions thereof ending on or before the Closing Date shall be for the account of Seller, and Purchaser shall pay over to Seller any such refund or the amount of any such credit within fifteen days after receipt or entitlement thereto. In addition, to the extent that a claim for refund or a proceeding results in a payment or credit against Tax by a taxing authority to Purchaser, the Company or its Subsidiaries of any amount accrued on the Company's financial statements made available to the Purchaser pursuant to Section 2.09(a)(ii) or Section 4.06 hereof, Purchaser shall pay such amount to Seller within fifteen days after receipt or entitlement thereto.

      (b) Any increase in Tax liability of the Company and its Subsidiaries which is the responsibility of the Seller under the provisions of Section 8.01(a) or Section 8.01(b) shall be paid by the Seller to the Purchaser or the relevant Governmental or Regulatory Authority as appropriate, provided Seller has the right to control the handling and disposition of the audit and any related administrative or court proceeding which might gave rise to such increase in Tax liability of the Company and its Subsidiaries. Purchaser shall, and shall cause the Company and its Subsidiaries to, cooperate fully with the Seller with respect to the handling and disposition of any such audit or related administrative or court proceeding.

      Tax Sharing Agreements

      . All tax sharing agreements or similar agreements with respect to or involving the Company or its Subsidiaries shall be terminated as of the Closing Date and, after the Closing Date, the Company and its Subsidiaries shall not be bound thereby or have any liability thereunder.

      Transfer Taxes

      . All transfer, documentary, sales, use, stamp, registration, and other such Taxes and fees (including any penalties and interest) incurred in connection with this Agreement shall be paid by Purchaser when due, and Purchaser will, at its own expense, file all necessary Tax Returns and other documentation with respect to all such transfer, documentary, sales, use, stamp, registration and other Taxes and fees, and, Seller will, if necessary, join in the execution of any such Tax Returns and other documentation.

      Post-Closing Elections

      . At MPC's or Seller's request, Purchaser will cause any of the Company and its Subsidiaries to make and/or join with MPC in making any tax election if the making of such election does not have a material adverse impact on Purchaser, the Company or its Subsidiaries for any post-acquisition period.

      Post-Closing Transactions not in the Ordinary Course

      . Purchaser and Seller agree to report all transactions not in the ordinary course of business occurring on the Closing Date after Purchaser's purchase of the stock of Company on Purchaser's federal income tax return to the extent permitted by Treas. Reg. section 1.1502-76(b)(1)(B).

      Allocation of Purchase Price

      . To the extent that Purchaser and Seller make a Code Section 338(h)(10) election as provided in Section 8.09 of this Agreement, Purchaser and Seller shall cooperate fully with each other in the making of such election. In particular, and not by way of limitation, Purchaser and Seller shall, within 90 days of the Closing Date, jointly prepare and execute Internal Revenue Service Forms 8023 and 8594 and any attachments to be filed therewith, in accordance with applicable law. Purchaser, the Company, its Subsidiaries and MPC will file all Tax Returns (including all amended returns and claims for refund) and information reports in a manner consistent with such allocation.

      Section 338(h)(10) Election

      . MPC will join with Purchaser in making an election under Code Section 338(h)(10) (and any corresponding elections under state, local, or foreign tax law) with respect to the purchase and sale of the stock of the Company and any Subsidiary hereunder.

      SURVIVAL; NO OTHER REPRESENTATIONS

      9.01 Survival of Representations, Warranties, Covenants and Agreements

      . The representations, warranties, covenants and agreements contained in this Agreement will survive the Closing (a) until the expiration of the applicable statute of limitations with respect to matters covered by Section 2.10, (b) until two (2) years from the Closing Date (or, with respect to Empeco and the Partnership Interest, until two (2) years from the Partnership Interest Closing Date) with respect to matters covered in Sections 2.01 and 2.02 , and (c) until one (1) year from the Closing Date (or, with respect to Empeco and the Partnership Interest, until one (1) year from the Partnership Interest Closing Date, if the same occurs after the Closing Date) in the case of all other representations and warranties and any covenant or agreement to be performed in whole or in part on or prior to the Closing (or the Partnership Interest Closing Date, as the case may be), except that any representation, warranty, covenant or agreement that would otherwise terminate will continue to survive if a Claim Notice or Indemnity Notice (as applicable) shall have been timely given in good faith based on facts reasonably expected to establish a valid claim under Article X on or prior to such termination date, until the related claim for indemnification has been satisfied or otherwise resolved as provided in Article X. This Section shall not limit in any way the survival and enforceability of any covenant or agreement of the parties hereto which by its terms contemplates performance after the Closing Date, which shall survive for the respective periods set forth herein.

      9.02 No Other Representations

      . Notwithstanding anything to the contrary contained in this Agreement, it is the explicit intent of each party hereto that neither Seller nor anyone on its behalf, including its advisor Goldman, Sachs & Co., is making any representation or warranty whatsoever, express or implied, except those representations and warranties made by Seller and contained in Article II and in any certificate delivered pursuant to Section 6.03. In particular, Seller makes no representation or warranty to Purchaser with respect to (i) the information set forth in the confidential offering memorandum or (ii) any financial projection or forecast relating to the Business or Condition of the Company. With respect to any projection or forecast delivered by or on behalf of Seller to Purchaser, Purchaser acknowledges that (i) there are uncertainties inherent in attempting to make such projections and forecasts, (ii) it is familiar with such uncertainties, (iii) it is taking full responsibility for making its own evaluation of the adequacy and accuracy of all such projections and forecasts furnished to it and (iv) it shall have no claim against Seller with respect thereto.

      INDEMNIFICATION

      10.01 Indemnification

      . (a) Subject to paragraph (c) of this Section and the other Sections of this Article X, Seller shall indemnify Purchaser and its directors, officers, employees and agents in respect of, and hold it harmless from and against, (i) any and all Adverse Consequences suffered, incurred or sustained by them or to which they becomes subject, resulting from, arising out of or relating to any breach of representation or warranty or breach or nonfulfillment of or failure to perform any covenant or agreement on the part of Seller contained in this Agreement, and (ii) any and all Adverse Consequences (including, but not limited to, those arising from matters set forth in Section 2.11 of the Disclosure Schedule) suffered, incurred or sustained by them or to which they become subject, resulting from or arising out of, any Discontinued Operation.

      (b) Subject to the other sections of this Article X, Purchaser shall indemnify Seller and its directors, officers, employees and agents in respect of, and hold each of them harmless from and against, (i) any and all Adverse Consequences suffered, incurred or sustained by any of them or of or relating to the Company and its Subsidiaries or the MGP Partnership, including, without limitation, all Adverse Consequences (x) arising out of or relating to any violation of Environmental Law resulting from or arising out of a Release of Hazardous Materials after the Closing Date and (y) resulting from or arising out of the operation of the business of the Company and its Subsidiaries and the MGP Partnership after the Closing Date, (ii) any and all Adverse Consequences suffered, incurred or sustained by them, or to which they become subject, resulting from, arising out of relating to any breach of representation or warranty or nonfulfillment of or breach or failure to perform any covenant or agreement on the part of Purchaser contained in this Agreement and (iii) any and all Adverse Consequences to Seller relating to Taxes resulting from any transaction not in the ordinary course of business occurring on the Closing Date after Purchaser's purchase of the stock of the Company.

      (c) Notwithstanding anything to the contrary contained in this Agreement, no amounts of indemnity shall be payable as a result of any claim in respect of any and all Adverse Consequences arising under paragraph (a) of this Section 10.01:

      (i) (A) unless, with respect to any claim arising out of or relating to any breach of representation or warranty, such claim involves Adverse Consequences in excess of $50,000;

      (B) unless, until and then only to the extent that Purchaser has suffered, incurred, sustained or become subject to Adverse Consequences referred to in such paragraph arising out of or relating to any breach of representation or warranty in excess of 1% of the Purchase Price in the aggregate;

      (C) unless Purchaser has received payments in respect of claims made under such paragraph equal to 50% of the Purchase Price or less in the aggregate; and

      (D) unless the Indemnified Party has given the Indemnifying Party a Claim Notice or Indemnity Notice, as applicable, with respect to such claim, setting forth in reasonable detail the specific facts and circumstances pertaining thereto, (A) as soon as practical following the time at which the Indemnified Party discovered or reasonably should have discovered such claim and (B) in any event prior to the applicable Cut-off Date;

      (ii) to the extent that the Indemnified Party had a reasonable opportunity, but failed, in good faith to mitigate the Adverse Consequences, including but not limited to the failure to use commercially reasonable efforts to recover under a policy of insurance or under a contractual right of set-off or indemnity; or

      (iii) to the extent it arises from or was caused by actions taken or failed to be taken by Purchaser or any of its Affiliates after the Closing.

      10.02 Method of Asserting Claims

      . All claims for indemnification by any Indemnified Party under Section 10.01 will be asserted and resolved as follows:

      (a) In the event any claim or demand in respect of which an Indemnified Party might seek indemnity under Section 10.01 is asserted against or sought to be collected from such Indemnified Party by a Person other than Seller or any Affiliate of Seller or of Purchaser (a "Third Party Claim"), the Indemnified Party shall deliver a Claim Notice with reasonable promptness to the Indemnifying Party. The Indemnifying Party will notify the Indemnified Party as soon as practicable within the Dispute Period whether the Indemnifying Party disputes its liability to the Indemnified Party under Section 10.01 and whether the Indemnifying Party desires, at its sole cost and expense, to defend the Indemnified Party against such Third Party Claim.

      (i) If the Indemnifying Party notifies the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Indemnified Party with respect to the Third Party Claim pursuant to this Section 10.02(a), then the Indemnifying Party will have the right to defend, at the sole cost and expense of the Indemnifying Party, such Third Party Claim by all appropriate proceedings, which proceedings will be vigorously and diligently prosecuted by the Indemnifying Party to a final conclusion or will be settled at the discretion of the Indemnifying Party (but only with the consent of the Indemnified Party, which consent will not be unreasonably withheld, in the case of any settlement that provides for any relief other than the payment of monetary damages as to which the Indemnified Party will be indemnified in full). The Indemnifying Party will have full control of such defense and proceedings, including (except as provided in the immediately preceding sentence) any settlement thereof; provided, however, that if requested by the Indemnifying Party, the Indemnified Party will, at the sole cost and expense of the Indemnifying Party, cooperate with the Indemnifying Party and its counsel in contesting any Third Party Claim that the Indemnifying Party elects to contest, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnified Party or any of its Affiliates). The Indemnified Party may retain separate counsel to represent it in, but not control, any defense or settlement of any Third Party Claim controlled by the Indemnifying Party pursuant to this clause (i), and the Indemnified Party will bear its own costs and expenses with respect to such separate counsel except as provided in the preceding sentence and except that the Indemnifying Party will pay the costs and expenses of such separate counsel if (x) in the Indemnified Party's good faith judgment, it is advisable, based on advice of counsel, for the Indemnified Party to be represented by separate counsel because a conflict or potential conflict exists between the Indemnifying Party and the Indemnified Party or (y) the named parties to such Third Party Claim include both the Indemnifying Party and the Indemnified Party and the Indemnified Party determines in good faith, based on advice of counsel, that defenses are available to it that are unavailable to the Indemnifying Party. Notwithstanding the foregoing, the Indemnified Party may retain or take over the control of the defense or settlement of any Third Party Claim the defense of which the Indemnifying Party has elected to control if the Indemnified Party irrevocably waives its right to indemnity under Section 10.01 with respect to such Third Party Claim.

      (ii) If the Indemnifying Party fails to notify the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Third Party Claim pursuant to Section 10.02(a), then the Indemnified Party will have the right to defend, at the sole cost and expense of the Indemnifying Party, the Third Party Claim by all appropriate proceedings, which proceedings will be vigorously and diligently prosecuted by the Indemnified Party to a final conclusion or will be settled at the discretion of the Indemnified Party (with the consent of the Indemnifying Party, which consent will not be unreasonably withheld). The Indemnified Party will have full control of such defense and proceedings, including (except as provided in the immediately preceding sentence) any settlement thereof; provided, however, that if requested by the Indemnified Party, the Indemnifying Party will, at the sole cost and expense of the Indemnifying Party, cooperate with the Indemnified Party and its counsel in contesting any Third Party Claim which the Indemnified Party is contesting, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnifying Party or any of its Affiliates). Notwithstanding the foregoing provisions of this clause (ii), if the Indemnifying Party has notified the Indemnified Party within the Dispute Period that the Indemnifying Party disputes its liability hereunder to the Indemnified Party with respect to such Third Party Claim and if such dispute is resolved in favor of the Indemnifying Party in the manner provided in clause (iii) below, the Indemnifying Party will not be required to bear the costs and expenses of the Indemnified Party's defense pursuant to this clause (ii) or of the Indemnifying Party's participation therein at the Indemnified Party's request, and the Indemnified Party will reimburse the Indemnifying Party in full for all reasonable costs and expenses incurred by the Indemnifying Party in connection with such litigation. The Indemnifying Party may retain separate counsel to represent it in, but not control, any defense or settlement controlled by the Indemnified Party pursuant to this clause (ii), and the Indemnifying Party will bear its own costs and expenses with respect to such participation.

      (iii) If the Indemnifying Party notifies the Indemnified Party that it does not dispute its liability to the Indemnified Party with respect to the Third Party Claim under Section 10.01 or fails to notify the Indemnified Party within the Dispute Period whether the Indemnifying Party disputes its liability to the Indemnified Party with respect to such Third Party Claim, the Adverse Consequences arising from such Third Party Claim will be conclusively deemed a liability of the Indemnifying Party under Section 10.01 and the Indemnifying Party shall pay the amount of such Adverse Consequences to the Indemnified Party on demand following the final determination thereof. If the Indemnifying Party has timely disputed its liability with respect to such claim, the Indemnifying Party and the Indemnified Party will proceed in good faith to negotiate a resolution of such dispute, and if not resolved through negotiations within the Resolution Period, such dispute shall be resolved by litigation in a court of competent jurisdiction.

      (b) In the event any Indemnified Party should have a claim under Section 10.01 against any Indemnifying Party that does not involve a Third Party Claim, the Indemnified Party shall deliver an Indemnity Notice with reasonable promptness to the Indemnifying Party. If the Indemnifying Party notifies the Indemnified Party that it does not dispute the claim described in such Indemnity Notice or fails to notify the Indemnified Party within the Dispute Period whether the Indemnifying Party disputes the claim described in such Indemnity Notice, the Adverse Consequences arising from the claim specified in such Indemnity Notice will be conclusively deemed a liability of the Indemnifying Party under Section 10.01 and the Indemnifying Party shall pay the amount of such Adverse Consequences to the Indemnified Party on demand following the final determination thereof. If the Indemnifying Party has timely disputed its liability with respect to such claim, the Indemnifying Party and the Indemnified Party will proceed in good faith to negotiate a resolution of such dispute, and if not resolved through negotiations within the Resolution Period, such dispute shall be resolved by litigation in a court of competent jurisdiction.

      (c) In the event of any claim for indemnity under this Article X, Purchaser agrees to give Seller and its Representatives reasonable access to the Books and Records and employees of the Company and its Subsidiaries in connection with the matters for which indemnification is sought to the extent Seller reasonably deems necessary in connection with its rights and obligations under this Article X.

      10.03 Exclusivity

      . After the Closing, to the extent permitted by Law, the indemnities set forth in this Article X shall be the exclusive remedies of Purchaser and Seller and their respective officers, directors, employees, agents and Affiliates for any misrepresentation, breach of warranty or nonfulfillment or failure to be performed of any covenant or agreement contained in this Agreement, and the parties shall not be entitled to a rescission of this Agreement or to any further indemnification rights or claims of any nature whatsoever in respect thereof, all of which the parties hereto hereby waive.

      TERMINATION

      11.01 Pre-Closing Termination

      . This Agreement may be terminated, and the transactions contemplated hereby may be abandoned, at any time prior to the Closing:

      (a) by mutual written agreement of Seller and Purchaser;

      (b) by Seller or Purchaser, in the event that any Order or Law becomes effective, and is non-appealable, restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement, upon notification of the non-terminating party by the terminating party;

      (c) by Seller or Purchaser (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained herein) if there shall have been a material breach of any of the representations, warranties, covenants or other agreements contained in this Agreement on the part of the other party, which breach either (i) is not cured with fifteen (15) days following written notice by the terminating party to the party committing such breach, or (ii) by its nature, cannot be cured prior to March 31, 2001; or

      (d) at any time after March 31, 2001 by Seller or Purchaser upon notification of the non-terminating party by the terminating party if the Closing shall not have occurred on or before such date and such failure to consummate is not caused by a breach of this Agreement by the terminating party.

      11.02 Post-Closing Termination

      . The representations, warranties, covenants and agreements relating to Empeco and the Partnership Interest, and Purchaser's and Seller's obligations pursuant to Section 1.05(c), may be terminated, and the Partnership Interest Closing may be abandoned, by Seller or Purchaser at any time after one hundred and eighty (180) days following the Closing if the Partnership Interest Closing shall not have occurred on or before such date and such failure to consummate is not caused by the terminating party, and there will be no liability or obligation on the part of Seller or Purchaser with respect to Section 1.05(c) or the representations, warranties, covenants and agreements relating to Empeco and the Partnership Interest.

      11.03 Effect of Termination

      . If this Agreement is validly terminated pursuant to Section 11.01, this Agreement will forthwith become null and void, and there will be no liability or obligation on the part of Seller or Purchaser (or any of their respective officers, directors, employees, agents or other representatives or Affiliates), except (i) that the provisions with respect to expenses in Section 13.03 and confidentiality in Section 13.05 will continue to apply following any such termination, and (ii) that nothing contained herein shall relieve any party hereto from liability for willful breach of its representations, warranties, covenants or agreements contained in this Agreement.

      DEFINITIONS

      12.01 Definitions

      . (a) Defined Terms. As used in this Agreement, the following defined terms have the meanings indicated below:

      "Acquisition Proposal" means any proposal for a merger or other business combination to which the Company is a party or the direct or indirect acquisition of any material equity interest in, or a substantial portion of the assets of, the Company, other than the transactions contemplated by this Agreement.

      "Actions or Proceedings" means any action, suit, proceeding, claims, demands, complaints, arbitration or Governmental or Regulatory Authority investigation.

      "Adverse Consequences" means all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, deficiencies, costs, liabilities, obligations, taxes, liens, losses, expenses, and fees, including, without limitation (a) court costs, interest and reasonable fees of attorneys, accountants and other experts or other reasonable expenses of litigation or other proceedings or of any claim, default or assessment and (b) any increase in the insurance costs or premiums or the cost of any loss or diminution of any insurance policy which covers the Company or any Subsidiary resulting from or arising out of any claim for recovery made by the Company or any Subsidiary pursuant to the foregoing.

      "Affiliate" means any Person that directly, or indirectly through one of more intermediaries, controls or is controlled by or is under common control with the Person specified. For purposes of this definition, control of a Person means the power, direct or indirect, to direct or cause the direction of the management and policies of such Person whether by Contract or otherwise.

      "Agreement" means this Stock Purchase Agreement and the Disclosure Schedule and the certificates delivered in accordance with Sections 6.03 and 7.03, as the same shall be amended from time to time.

      "Assets and Properties" of any Person means all assets and properties of every kind, nature, character and description (whether real, personal or mixed, whether tangible or intangible, and wherever situated), including the goodwill related thereto, operated, owned or leased by such Person.

      "Background Materials" has the meaning ascribed to it in Section 3.10.

      "Benefit Plan" means any Plan established by the Company or any Subsidiary, or any predecessor or Affiliate of any of the foregoing, existing at the Closing Date (or at any time within the five (5) year period prior thereto for a Plan subject to Title IV of ERISA), to which the Company or any Subsidiary, or any of their Affiliates, contributes or has contributed, or under which any employee, former employee or director of the Company or any Subsidiary or any beneficiary thereof is covered, is eligible for coverage or has benefit rights.

      "Books and Records" means all files, documents, instruments, papers, books and records relating to the Business or Condition of the Company, including without limitation financial statements, Tax Returns and related work papers and letters from accountants, budgets, pricing guidelines, ledgers, journals, deeds, title policies, minute books, stock certificates and books, stock transfer ledgers, Contracts, Licenses, customer lists, computer files and programs, retrieval programs, operating data and plans and environmental studies and plans.

      "Business Day" means a day other than Saturday, Sunday or any day on which banks located in the State of Montana are authorized or obligated to close.

      "Business or Condition of the Company" means the business, financial condition or results of operations of the Company and its Subsidiaries taken as a whole.

      "Cause" means the failure to satisfactorily perform job duties, disruption of the employer's operation, or other legitimate business reason; provided, however, that legitimate business reason shall not include reductions in force, reorganizations, nor restructurings.

      "CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the rules and regulations promulgated thereunder.

      "CERLCIS" means the Comprehensive Environmental Response and Liability Information System, as provided by 40 C.F.R. Section 300.5.

      "Claim Notice" means written notification pursuant to Section 10.02(a) of a Third Party Claim as to which indemnity under Section 10.01 is sought by an Indemnified Party, enclosing a copy of all papers served, if any, and specifying the nature of and the basis for such Third Party Claim and for the Indemnified Party's claim against the Indemnifying Party under Section 10.01, together with the amount of, or if not then reasonably determinable, the estimated amount, determined in good faith, of the Adverse Consequences arising from such Third Party Claim.

      "Closing" means the closing of the transactions contemplated by Section 1.03.

      "Closing Date" means (a) the fifth Business Day after the day on which the last of the consents, approvals, actions, filings, notices or waiting periods described in or related to the filings described in Sections 6.04 through 6.06 and Sections 7.04 through 7.06 has been obtained, made or given or has expired, as applicable, or (b) such other date as Purchaser and Seller mutually agree upon in writing.

      "Closing Date Certificate" has the meaning ascribed to it in Section 1.04(a).

      "Code" means the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder.

      "Common Stock" means the common stock, par value $.01 per share, of the Company.

      "Company" has the meaning ascribed to it in the forepart of this Agreement.

      "Contract" means any agreement, lease, license, evidence of Indebtedness, mortgage, indenture, security agreement or other contract.

      "Cut-off Date" means, with respect to any representation, warranty, covenant or agreement contained in this Agreement, the date on which such representation, warranty, covenant or agreement ceases to survive as provided in Section 9.01 .

      "Data Room" has the meaning ascribed to it in Section 3.10.

      "Defined Benefit Plan" means each Benefit Plan which is subject to Part 3 of Title I of ERISA, Section 412 of the Code or Title IV of ERISA.

      "Disclosure Schedule" means the record delivered to Purchaser by Seller herewith and dated as of the date hereof, containing all lists, descriptions, exceptions and other information and materials as are required to be included therein by Seller pursuant to this Agreement.

      "Discontinued Operation" means: (a) a corporation, limited liability company, general or limited partnership, proprietorship, other business organization, trust, union, or association which was at one time owned, directly or indirectly, by the Company, but is not owned, directly or indirectly, by the Company on the date of this Agreement, or which was liquidated or has filed for dissolution prior to the date of this Agreement; (b) a property or asset which was owned, directly or indirectly, by the Company, but is not owned, directly or indirectly, by the Company on the date of this Agreement; or (c) any project development activity (other than the Krishnapatnam project) of the Company or its Subsidiaries which was terminated prior to the date of this Agreement.

      "Dispute Period" means the period ending thirty (30) days following receipt by an Indemnifying Party of either a Claim Notice or an Indemnity Notice.

      "Empeco" means Empeco IV, Inc., a Montana corporation and a wholly owned Subsidiary of the Company.

      "Environmental Law" means any Law or Order relating to the regulation or protection of human health, safety or the environment or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including, without limitation, ambient air, soil, surface water, ground water, wetlands, land or subsurface strata), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes.

      "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder.

      "ERISA Affiliate" means any Person who is in the same controlled group of corporations or who is under common control with Seller or, before the Closing, the Company or any Subsidiary (within the meaning of Section 414 of the Code).

      "Exon-Florio Amendment" means Section 721 of the Defense Production Act of 1950, as amended, and any successor thereto and the regulations issued pursuant thereto or in consequence thereof.

      "Final Working Capital" has the meaning ascribed to it in Section 1.04(c).

      "Financial Statements" means the consolidated financial statements of the Company and its consolidated subsidiaries delivered to Purchaser pursuant to Section 2.09 or 4.06.

      "GAAP" means generally accepted accounting principles, consistently applied throughout the specified period and in the immediately prior comparable period.

      "Governmental or Regulatory Authority" means any court, tribunal, arbitrator, authority, agency, commission, official or other instrumentality of the United States or any state, county, city or other political subdivision.

      "Hazardous Materials" means any pollutant, contaminant, petroleum or petroleum product, dangerous or toxic substance, hazardous or extremely hazardous substance or chemical, solid or hazardous waste, special, liquid, industrial or other waste, hazardous material, or other material, substance or agent (whether in solid, liquid or gaseous form) that is as of the Closing Date regulated in connection with the protection of the environment.

      "HSR Act" means Section 7A of the Clayton Act (Title II of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and the rules and regulations promulgated thereunder.

      "Income Taxes" means any federal, state, local, or foreign income Tax, including any interest, penalty, or addition thereto, whether disputed or not.

      "Income Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Income Taxes, including any schedule or attachment thereto.

      "Indebtedness" of any Person means all obligations of such Person (i) for borrowed money, (ii) evidenced by notes, bonds, debentures or similar instruments, (iii) for the deferred purchase price of goods or services (other than trade payables or accruals incurred in the ordinary course of business), (iv) under capital leases and (v) in the nature of guarantees of the obligations described in clauses (i) through (iv) above of any other Person.

      "Indemnified Party" means any Person claiming indemnification under any provision of Article X.

      "Indemnifying Party" means any Person against whom a claim for indemnification is being asserted under any provision of Article X.

      "Indemnity Notice" means written notification pursuant to Section 10.02(b) of a claim for indemnity under Article X by an Indemnified Party, specifying the nature of and basis for such claim, together with the amount or, if not then reasonably determinable, the estimated amount, determined in good faith, of the Adverse Consequences arising from such claim.

      "Interim Financial Statement Date" means the last day of the most recent fiscal period of the Company for which Financial Statements are delivered to Purchaser pursuant to Section 2.09(a) (ii).

      "Interim Financial Statements" means the Financial Statements for the most recent fiscal period of the Company delivered to Purchaser pursuant to Section 2.09(a)(ii).

      "Knowledge of Seller " means the actual knowledge of the officers, without independent investigation, of the Company disclosed in Section 12.01 of the Disclosure Schedule.

      "Laws" means all laws, statutes, rules, regulations, ordinances and other pronouncements having the effect of law of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision or of any Governmental or Regulatory Authority.

      "Liabilities" means all Indebtedness, obligations and other liabilities of a Person (whether absolute, accrued, contingent, fixed or otherwise, or whether due or to become due).

      "Licenses" means all licenses, permits, certificates of authority, authorizations, approvals, registrations, franchises and similar consents granted or issued by any Governmental or Regulatory Authority.

      "Liens" means any mortgage, pledge, assessment, security interest, lease, lien, adverse claim, levy, charge or other encumbrance of any kind, or any conditional sale Contract, title retention Contract or other Contract to give any of the foregoing.

      "Managing General Partner" means Enserch Development Corporation One, Inc., a Subsidiary of the Company, in its capacity as managing general partner of the MGP Partnership.

      "MGP Partnership" means Encogen One Partners, Ltd., a limited partnership, the managing general partner of which is the Managing General Partner.

      "MPC" means The Montana Power Company, the parent of Seller and the Company.

      "MPC Stock Option" has the meaning ascribed to it in Section 5.04(h).

      "NPL" means the National Priorities List under CERCLA.

      "Option" with respect to any Person means any security, convertible security, right, subscription, call, warrant, option, "phantom" stock right or other Contract that gives the right to (i) purchase or otherwise receive or be issued any shares of capital stock of such Person or any security of any kind convertible into or exchangeable or exercisable for any shares of capital stock of such Person or (ii) receive or exercise any benefits or rights similar to any rights enjoyed by or accruing to the holder of shares of capital stock of such Person, including any rights to participate in the equity or income of such Person or to participate in or direct the election of any directors or officers of such Person or the manner in which any shares of capital stock of such Person are voted.

      "Order" means any writ, judgment, decree, injunction or other order of any Governmental or Regulatory Authority (in each such case whether preliminary or final).

      "Partnership Interest" means Empeco's general partnership interest in Tenaska Washington.

      "Partnership Interest Closing" means the purchase of the Partnership Interest by Purchaser following the Closing as contemplated in Section 1.05(c).

      "Partnership Interest Closing Date" has the meaning ascribed to in Section 1.05(c)

      "Partnership Value" has the meaning ascribed to it in Section 1.05(b).

      "PBGC" means the Pension Benefit Guaranty Corporation established under ERISA.

      "Permitted Lien" means (i) any Lien for Taxes not yet due or delinquent or being contested in good faith by appropriate proceedings for which adequate reserves have been established in accordance with GAAP, (ii) any statutory Lien arising in the ordinary course of business by operation of Law with respect to a Liability that is not yet due or delinquent and (iii) any minor imperfection of title or similar Lien which individually or in the aggregate with other such Liens could not reasonably be expected to materially adversely affect the Business or Condition of the Company.

      "Person" means any natural person, corporation, limited liability company, general partnership, limited partnership, proprietorship, other business organization, trust, union, association or Governmental or Regulatory Authority.

      "Plan" means any bonus, incentive compensation, deferred compensation, pension, profit sharing, retirement, stock purchase, stock option, stock ownership, stock appreciation rights, phantom stock, leave of absence, layoff, vacation, day or dependent care, legal services, cafeteria, life, health, accident, disability, workmen's compensation or other insurance, severance, separation or other employee benefit plan, practice, policy or arrangement of any kind, whether written or oral, including, but not limited to, any "employee benefit plan" within the meaning of Section 3(3) of ERISA.

      "Project Entity" means each of Tenaska III, ECI Energy, Ltd., a United Kingdom Partnership, Tenaska Washington, Tenaska Frontier Partners, Ltd., a Texas limited partnership, and Uch Power, Ltd., a Pakistan company.

      "Purchase Price" has the meaning ascribed to it in Section 1.02.

      "Purchaser" has the meaning ascribed to it in the forepart of this Agreement.

      "Purchaser's Accountants" has the meaning ascribed to it in Section 1.04(a).

      "Purchaser's Pension Plan" has the meaning ascribed to it in Section 5.04(g).

      "Purchaser's 401(k) Plan" has the meaning ascribed to it in Section 5.04(f).

      "Qualified Plan" means each Benefit Plan which is intended to qualify under Section 401 of the Code.

      "Release" means any release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment, including, without limitation, the movement of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes through ambient air, soil, surface water, ground water wetlands, land or subsurface strata.

      "Representatives" has the meaning ascribed to it in Section 4.03.

      "Resolution Period" means the period ending thirty (30) days following receipt by an Indemnified Party of a written notice from an Indemnifying Party stating that it disputes all or any portion of a claim set forth in a Claim Notice or an Indemnity Notice.

      "Right of First Refusal" has the meaning ascribed to it in Section 1.05(a).

      "Right of First Refusal Sale" has the meaning ascribed to it in Section 1.05(b).

      "Seller" has the meaning ascribed to it in the forepart of this Agreement.

      "Seller's 401(k) Plan" has the meaning ascribed to it in Section 5.04(f).

      "Seller's Pension Plan" has the meaning ascribed to it in Section 5.04(g)

      .

      "Shares" has the meaning ascribed to it in the forepart of this Agreement.

      "Silver Bow Project" has the meaning ascribed to it in Section 4.05(b).

      "Stock Option" has the meaning ascribed to it in Section 5.04(h).

      "Subsidiary" means any Person in which the Company, directly or indirectly through Subsidiaries or otherwise, beneficially owns more than fifty percent (50%) of either the equity interests in, or the voting control of, such Person.

      "Substitute Stock Option" has the meaning ascribed to it in Section 5.04(h).

      "Tax Returns" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

      "Taxes" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental, ad valorem, utility production, customs duties, capital stock, franchise, profits, withholding, social security, unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

      "Tenaska III" means Tenaska III Texas Partners, Ltd., a limited partnership organized under the laws of the State of Texas.

      "Tenaska Washington" means Tenaska Washington, L.P., a limited partnership organized under the laws of the State of Washington.

      "Third Party Claim" has the meaning ascribed to it in Section 10.02(a).

      "Washington Partners" means Tenaska Washington Partners I, L.P, IPG Ferndale and KUCC Ferndale Corporation.

      "Washington Partnership Agreement" means the Tenaska Washington Partners, L.P. Second Amended and Restated Limited Partnership Agreement, dated as of January 1, 1994, as amended, by and among Tenaska Washington I, L.P., a limited partnership organized under the laws of the State of Washington, Empeco, IPG Ferndale, Inc., an Illinois corporation, and KUCC Ferndale Corporation, a Kentucky corporation.

      "Working Capital" means (i) all current assets, including cash and cash equivalents, minus (ii) all current liabilities and indebtedness for borrowed money, excluding the liability shown on the Interim Financial Statements as notes payable of $10,725,000 and current liabilities for Taxes assumed by Seller pursuant to Article VIII.

      "Working Capital Deficiency Amount" has the meaning ascribed to it in Section 1.04(c).

      "Working Capital Determination Date" has the meaning ascribed to it in Section 1.04(c).

      "Working Capital Surplus Amount" has the meaning ascribed to it in Section 1.04(c).

      (b) Construction of Certain Terms and Phrases. Unless the context of this Agreement otherwise requires, (i) words of any gender include each other gender; (ii) words using the singular or plural number also include the plural or singular number, respectively; (iii) the terms "hereof," "herein," "hereby" and derivative or similar words refer to this entire Agreement; (iv) the terms "Article" or "Section" refer to the specified Article or Section of this Agreement; and (v) the phrase "ordinary course of business" refers to the business of the Company or a Subsidiary. Whenever this Agreement refers to a number of days, such number shall refer to calendar days unless Business Days are specified. All accounting terms used herein and not expressly defined herein shall have the meanings given to them under GAAP. Any representation or warranty contained herein as to the enforceability of a Contract shall be subject to the effect of any bankruptcy, insolvency, reorganization, moratorium or other similar law affecting the enforcement of creditors' rights generally and to general equitable principles (regardless of whether such enforceability is considered in a proceeding in equity or at Law).

      MISCELLANEOUS

      Notices

      . All notices, requests and other communications hereunder must be in writing and will be deemed to have been duly given only if delivered personally or by facsimile transmission (upon sender's receipt of facsimile confirmation) or mailed (first class postage prepaid) to the parties at the following addresses or facsimile numbers:

      If to Purchaser, to:

      BBI Power Corporation

      Manor House

      208 Pier One Road

      Stevensville, MD 21666

      Facsimile No.: (410) 643-9802

      Attn: Paul B. Prager, President

      with a copy to:

      Kelley Drye & Warren LLP

      101 Park Avenue

      New York, NY 10022

      Facsimile No.: (212) 808-7897
      Attn: Alan M. Epstein

      If to Seller, to:

      Entech, Inc.

      40 East Broadway Street

      Butte, Montana 59701-9394

      Facsimile No.: (406) 497-2451

      Attn: Vice President and General Counsel

      with a copy to:

      Milbank, Tweed, Hadley & McCloy LLP

      One Chase Manhattan Plaza

      New York, NY 10005

      Facsimile No.: (212) 530-5219

      Attn: John T. O'Connor

      All such notices, requests and other communications will (i) if delivered personally to the address as provided in this Section, be deemed given upon delivery, (ii) if delivered by facsimile transmission to the facsimile number as provided in this Section, be deemed given upon receipt, and (iii) if delivered by mail in the manner described above to the address as provided in this Section, be deemed given upon receipt (in each case regardless of whether such notice, request or other communication is received by any other Person to whom a copy of such notice, request or other communication is to be delivered pursuant to this Section). Any party from time to time may change its address, facsimile number or other information for the purpose of notices to that party by giving notice specifying such change to the other party hereto.

      Entire Agreement

      . This Agreement supersedes all prior discussions and agreements between the parties with respect to the subject matter hereof, including without limitation that certain confidentiality agreement between the parties dated May 10, 2000, and contains the sole and entire agreement between the parties hereto with respect to the subject matter hereof.

      Expenses

      . Except as otherwise expressly provided in this Agreement (including without limitation as provided in Section 11.02), whether or not the transactions contemplated hereby are consummated, each party will pay its own costs and expenses incurred in connection with the negotiation, execution and closing of this Agreement and the transactions contemplated hereby.

      Public Announcements

      . At all times at or before the Closing, Seller and Purchaser will not issue or make any reports, statements or releases to the public or generally to the employees, customers, suppliers or other Persons to whom the Company and its Subsidiaries sell goods or provide services or with whom the Company and its Subsidiaries otherwise have significant business relationships with respect to this Agreement or the transactions contemplated hereby without the consent of the other, which consent shall not be unreasonably withheld. If any party is unable to obtain the approval of its public report, statement or release from the other party and such report, statement or release is, in the opinion of legal counsel to such party, required by Law in order to discharge such party's disclosure obligations, then such party may make or issue the legally required report, statement or release and promptly furnish the other party with a copy thereof. Seller and Purchaser will also obtain the other party's prior approval, which approval shall not be unreasonably withheld, of any press release to be issued immediately following the Closing announcing the consummation of the transactions contemplated by this Agreement.

      Confidentiality

      . Each party hereto will hold, and will use its best efforts to cause its Affiliates, and in the case of Purchaser, any Person who has provided, or who is considering providing, financing to Purchaser to finance all or any portion of the Purchase Price, and their respective Representatives to hold, in strict confidence from any Person (other than any such Affiliate, Person who has provided, or who is considering providing, financing or Representative), unless (i) compelled to disclose by judicial or administrative process (including without limitation in connection with obtaining the necessary approvals of this Agreement and the transactions contemplated hereby of Governmental or Regulatory Authorities) or by other requirements of Law or (ii) disclosed in an Action or Proceeding brought by a party hereto in pursuit of its rights or in the exercise of its remedies hereunder, all documents and information concerning the other party or any of its Affiliates furnished to it by the other party or such other party's Representatives in connection with this Agreement or the transactions contemplated hereby, except to the extent that such documents or information can be shown to have been (a) previously known by the party receiving such documents or information, (b) in the public domain (either prior to or after the furnishing of such documents or information hereunder) through no fault of such receiving party or (c) later acquired by the receiving party from another source if the receiving party is not aware that such source is under an obligation to another party hereto to keep such documents and information confidential; provided that following the Closing the foregoing restrictions will not apply to Purchaser's use of documents and information concerning the Company and its Subsidiaries furnished by Seller hereunder. In the event the transactions contemplated hereby are not consummated, upon the request of the other party, each party hereto will, and will cause its Affiliates, any Person who has provided, or who is providing, financing to such party and their respective Representatives to, promptly (and in no event later than five (5) Business Days after such request) redeliver or cause to be redelivered all copies of confidential documents and information furnished by the other party in connection with this Agreement or the transactions contemplated hereby and destroy or cause to be destroyed all notes, memoranda, summaries, analyses, compilations and other writings related thereto or based thereon prepared by the party which furnished such documents and information or its Representatives.

      Waiver

      . Any term or condition of this Agreement may be waived at any time by the party that is entitled to the benefit thereof, but no such waiver shall be effective unless set forth in a written instrument duly executed by or on behalf of the party waiving such term or condition. No waiver by any party of any term or condition of this Agreement, in any one or more instances, shall be deemed to be or construed as a waiver of the same or any other term or condition of this Agreement on any future occasion. All remedies, either under this Agreement or by Law or otherwise afforded, will be cumulative and not alternative.

      Amendment

      . This Agreement may be amended, supplemented or modified only by a written instrument duly executed by or on behalf of each party hereto.

      No Third Party Beneficiary

      . The terms and provisions of this Agreement are intended solely for the benefit of each party hereto and their respective successors or permitted assigns, and it is not the intention of the parties to confer third-party beneficiary rights upon any other Person.

      No Assignment; Binding Effect

      . Neither this Agreement nor any right, interest or obligation hereunder may be assigned by any party hereto without the prior written consent of the other party hereto and any attempt to do so will be void, except (a) for assignments and transfers by operation of Law and (b) that, Purchaser may assign any or all of its rights, interests and obligations hereunder to a wholly-owned subsidiary, provided that any such subsidiary agrees in writing to be bound by all of the terms, conditions and provisions contained herein, but no such assignment referred to in clause (b) shall relieve Purchaser of its obligations hereunder. Subject to the preceding sentence, this Agreement is binding upon, inures to the benefit of and is enforceable by the parties hereto and their respective successors and assigns.

      Headings

      . The headings used in this Agreement have been inserted for convenience of reference only and do not define or limit the provisions hereof.

      Invalid Provisions

      . If any provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future Law, and if the rights or obligations of any party hereto under this Agreement will not be materially and adversely affected thereby, (a) such provision will be fully severable, (b) this Agreement will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof, and (c) the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom.

      Governing Law

      . This Agreement shall be governed by and construed in accordance with the Laws of the State of New York applicable to a Contract executed and performed in such State.

      Counterparts

      . This Agreement may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

      Insurance Coverage After Closing

. The parties hereto agree and acknowledge that, except as set forth in Section 13.14 of the Disclosure Schedule, no insurance policy maintained by Seller and its Affiliates (including the Company and its Subsidiaries) shall be available to or cover the Company and the Subsidiaries or their respective assets, properties, operations and liabilities after the Closing Date, all benefits and coverage under each such insurance policy shall terminate following the Closing Date and neither the Company, the Subsidiaries nor any Affiliates will seek any recoveries thereunder, unless such insurance policy coverage thereunder has been extended by written agreement of the parties thereto.

IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officer of each party hereto as of the date first above written.

BBI POWER CORPORATION

By:________________________________

Name:

Title:

ENTECH, INC.

By:________________________________

Name:

Title:

Exhibit 10d

UNIT PURCHASE AGREEMENT

dated as of September 29, 2000

by and between

NORTHWESTERN CORPORATION,

TOUCH AMERICA HOLDINGS, INC.

and

THE MONTANA POWER COMPANY

with respect to all

outstanding membership interests in

THE MONTANA POWER LLC

This Table of Contents is not part of the Agreement to which it is attached but is inserted for convenience only.

ARTICLE I SALE OF SHARES AND CLOSING *

1.01 Purchase and Sale *

1.02 Purchase Price *

1.03 Closing *

1.04 Further Assurances; Post-Closing Cooperation *

ARTICLE II REPRESENTATIONS AND WARRANTIES OF SELLER AND MPC *

2.01 Corporate Existence of Seller and MPC *

2.02 Authority *

2.03 Existence of the Company *

2.04 Capitalization *

2.05 Subsidiaries *

2.06 No Conflicts *

2.07 Governmental Approvals and Filings *

2.08 Books and Records *

2.09 Financial Statements and Condition *

2.10 Taxes *

2.11 Legal Proceedings *

2.12 Compliance With Laws and Orders *

2.13 Benefit Plans; ERISA *

2.14 Property *

2.15 Intellectual Property Rights *

2.16 Contracts *

2.17 Licenses *

2.18 Insurance *

2.19 Affiliate Transactions *

2.20 Labor and Employment Matters *

2.21 Environmental Matters *

2.22 Information Supplied *

2.23 Vote Required *

2.24 Brokers *

2.25 Public Utility Holding Company Act *

2.26 Regulatory Filings *

2.27 Rights Agreement *

2.28 Effect of Restructuring *

ARTICLE III REPRESENTATIONS AND WARRANTIES OF PURCHASER *

3.01 Corporate Existence *

3.02 Authority *

3.03 No Conflicts *

3.04 Governmental Approvals and Filings *

3.05 Legal Proceedings *

3.06 Purchase for Investment *

3.07 Brokers *

3.08 Financing *

3.09 Ownership of the Capital Stock *

3.10 Exon-Florio *

3.11 Independent Evaluation *

ARTICLE IV COVENANTS OF SELLER AND MPC *

4.01 Regulatory and Other Approvals *

4.02 HSR Filings *

4.03 Investigation by Purchaser *

4.04 No Solicitations *

4.05 Conduct of Business *

4.06 Financial Statements and Reports *

4.07 Certain Restrictions *

4.08 Affiliate Transactions *

4.09 Fulfillment of Conditions *

4.10 Completion of Restructuring *

4.11 Preparation and Mailing of Proxy Statement *

4.12 Approval of MPC Stockholders *

4.13 Completion of the Divestiture *

4.14 Regulatory Proceedings *

4.15 Sale of Colstrip 1, 2, and 3 Transmission System *

4.16 QF Contracts *

4.17 MPC Benefit Restoration Plans *

4.18 Power Supply *

4.19 Generation Sale Proceeds *

4.20 Regional Transmission Organization and Independent Transmission Company *

4.21 Notification of Certain Matters *

4.22 Confidentiality and Standstill Agreements *

ARTICLE V COVENANTS OF PURCHASER *

5.01 Regulatory and Other Approvals *

5.02 HSR *

5.03 [INTENTIONALLY OMITTED *

5.04 Employee Matters *

5.05 Fulfillment of Conditions *

5.06 Communication Between the Parties *

5.07 Charitable Contributions *

5.08 Transaction Structure *

ARTICLE VI CONDITIONS TO OBLIGATIONS OF PURCHASER *

6.01 Representations and Warranties *

6.02 Performance *

6.03 Officers' Certificates *

6.04 Orders and Laws *

6.05 Regulatory Consents and Approvals *

6.06 Third Party Consents *

6.07 Completion of the Restructuring *

6.08 Assignment of Contracts *

6.09 Benefits Plans *

6.10 Resignation of Seller as Manager of the Company *

ARTICLE VII CONDITIONS TO OBLIGATIONS OF SELLER *

7.01 Representations and Warranties *

7.02 Performance *

7.03 Officers' Certificates *

7.04 Orders and Laws *

7.05 Regulatory Consents and Approvals *

7.06 Third Party Consents *

ARTICLE VIII TAX MATTERS AND POST-CLOSING TAXES *

8.01 Tax Returns *

8.02 Notice of Audit *

8.03 Tax Adjustments *

8.04 Tax Sharing Agreements *

8.05 Transfer Taxes *

8.06 Post-Closing Elections *

8.07 Post-Closing Transactions not in the Ordinary Course. *

8.08 Allocation of Purchase Price *

8.09 Section 338(h)(10) Election *

8.10 Section 338(g) Election *

8.11 Nonforeign Affidavit *

8.12 Code Section 754 Election *

ARTICLE IX SURVIVAL; NO OTHER REPRESENTATIONS *

9.01 Survival of Representations, Warranties, Covenants and Agreements *

9.02 No Other Representations *

ARTICLE X INDEMNIFICATION *

10.01 Tax Indemnification *

10.02 Indemnification for Restructuring; Divestiture; Oil and Gas Sale *

10.03 Other Indemnification *

10.04 Special Environmental Indemnity *

10.05 Special Litigation Indemnity *

10.06 Method of Asserting Claims *

10.07 Requirements for Indemnity *

10.08 Exclusivity *

ARTICLE XI TERMINATION *

11.01 Termination *

11.02 Effect of Termination *

11.03 Fees and Expenses *

ARTICLE XII DEFINITIONS *

12.01 Definitions *

ARTICLE XIII MISCELLANEOUS *

13.01 Notices *

13.02 Entire Agreement *

13.03 Expenses *

13.04 Public Announcements *

13.05 Confidentiality *

13.06 Waiver *

13.07 Amendment *

13.08 No Third Party Beneficiary *

13.09 No Assignment; Binding Effect *

13.10 Headings *

13.11 Invalid Provisions *

13.12 Governing Law *

13.13 Counterparts *

13.14 Insurance Coverage After Closing *

 EXHIBITS

EXHIBIT A Officer's Certificate of Seller

EXHIBIT B Secretary's Certificate of Seller

EXHIBIT C Officer's Certificate of Purchaser

EXHIBIT D Secretary's Certificate of Purchaser

ANNEXES

Annex I Financial Statement

Annex II Budget Principles

This UNIT PURCHASE AGREEMENT dated as of September 29, 2000 is made and entered into by and between NorthWestern Corporation, a Delaware corporation ("Purchaser"), Touch America Holdings, Inc., a Delaware corporation ("Seller") and The Montana Power Company, a Montana corporation ("MPC"). Capitalized terms not otherwise defined herein have the meanings set forth in Section 12.01.

WHEREAS, prior to the closing of the transactions contemplated by this Agreement and as a condition to Purchaser's obligation to effect such closing, Seller will cause the Restructuring (pursuant to which, among other things, the Company (as defined below) shall become the owner of all assets and securities currently owned by MPC, other than Entech and its subsidiaries) to become effective; and

WHEREAS, prior to the closing of the transactions contemplated by this Agreement, Seller will own all of the outstanding membership interests in The Montana Power LLC, a Montana limited liability company (the "Company"), such membership interests being referred to herein as the "Units"; and

WHEREAS, Seller desires to sell, and Purchaser desires to purchase, the Units on the terms and subject to the conditions set forth in this Agreement;

NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows :

SALE OF SHARES AND CLOSING

Purchase and Sale

. Seller agrees to sell to Purchaser, and Purchaser agrees to purchase from Seller, all of the right, title and interest of Seller in and to the Units at the Closing on the terms and subject to the conditions set forth in this Agreement.

Purchase Price

. The aggregate purchase price for the Units is $602 million (the "Purchase Price"), payable in immediately available United States funds at the Closing in the manner provided in Section 1.03 .

Closing

. The Closing will take place at the offices of Milbank, Tweed, Hadley & McCloy LLP, 1 Chase Manhattan Plaza, New York, New York 10005, or at such other place as Purchaser and Seller mutually agree, at 10:00 A.M. local time, on the Closing Date. At the Closing, Purchaser will pay the Purchase Price by wire transfer of immediately available funds to such account as Seller may reasonably direct by written notice delivered to Purchaser by Seller at least two (2) Business Days before the Closing Date. Simultaneously, Seller will assign and transfer to Purchaser all of Seller's right, title and interest in and to the Units. At the Closing, there shall also be delivered to Seller and Purchaser the certificates to be delivered under Articles VI and VII.

Further Assurances; Post-Closing Cooperation

. (a) Subject to the terms and conditions of this Agreement, at any time or from time to time after the Closing, each of the parties hereto shall execute and deliver such other documents and instruments, provide such materials and information and take such other actions as may reasonably be necessary, proper or advisable, to the extent permitted by Law, to fulfill its obligations under this Agreement.

(b) Following the Closing, each party will provide the other party, its counsel and its accountants with copies of information or other data relating to the Business or Condition of MPC and the Company in its possession with respect to periods prior to the Closing, to the extent that such information or data may be reasonably required by the requesting party in connection with (i) the preparation of Tax Returns, (ii) compliance with the requirements of any Governmental or Regulatory Authority, or (iii) any third party actual or threatened Action or Proceeding. Further, each party agrees for a period extending six (6) years after the Closing Date not to destroy or otherwise dispose of any such books, records and other data (excluding copies of materials previously supplied to the other party) unless such party shall first offer in writing to surrender such books, records and other data to the other party and such other party shall not agree in writing to take possession thereof during the thirty (30) day period after such offer is made.

(c) If, in order properly to prepare its Tax Returns, other documents or reports required to be filed with Governmental or Regulatory Authorities or its financial statements or to fulfill its obligations hereunder, it is necessary that a party be furnished with additional information, documents or records relating to the Business or Condition of MPC and the Company not referred to in paragraph (b) above, and such information, documents or records are in the possession or control of the other party, such other party agrees to use its reasonable best efforts to furnish or make available such information, documents or records (or copies thereof) at the recipient's request, cost and expense. Any information obtained by a party hereto in accordance with this paragraph shall be held confidential by such party in accordance with Section 13.05.

(d) In addition to furnishing information pursuant to paragraph (b) and (c) of this Section 1.04, in order to close the books of MPC, the Company and the Subsidiaries for accounting purposes, each party agrees to direct its accounting personnel to provide reasonable cooperation and assistance to any other party's accounting personnel to accomplish the work necessary to close such books. Seller and Purchaser also agree to direct their human resources and payroll personnel to cooperate with, and provide reasonable cooperation and assistance to each other in connection with, preparing W-2's and other associated payroll tax or related documents.

REPRESENTATIONS AND WARRANTIES OF SELLER AND MPC

Seller and MPC, jointly and severally, hereby represent and warrant to Purchaser as follows:

Corporate Existence of Seller and MPC

. Seller is a corporation duly incorporated, validly existing and in good standing under the Laws of the State of Delaware and MPC is a corporation duly incorporated, validly existing and in good standing under the Laws of the State of Montana. Each of Seller and MPC has full corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder and to consummate the transactions contemplated hereby, including, as to Seller, without limitation, to own, hold, sell and transfer (pursuant to this Agreement) the Units.

Authority

. The execution and delivery by Seller and MPC of this Agreement, and the performance by Seller of its obligations hereunder, have been duly and validly authorized by the Boards of Directors of Seller and MPC, and, with the exception of the vote referred to in Section 2.23, no other corporate action on the part of Seller or MPC is necessary. This Agreement has been duly and validly executed and delivered by Seller and MPC and constitutes a legal, valid and binding obligation of Seller and MPC enforceable against Seller and MPC in accordance with its terms.

Existence of the Company

. The Company is a limited liability company duly organized, validly existing and in good standing under the Laws of the State of Montana, and has full corporate power and authority to conduct its business as and to the extent now conducted and to own, use and lease its Assets and Properties. MPC is, and prior to and as of the Closing Date, MPC and the Company will be, duly qualified, licensed or admitted to do business and each is in good standing in those jurisdictions specified in Section 2.03 of the Disclosure Schedule, which are the only jurisdictions in which the ownership, use or leasing of its Assets and Properties, or the conduct or nature of its business, makes such qualification, licensing or admission necessary, except for those jurisdictions in which the adverse effects of all such failures to be qualified, licensed or admitted and in good standing could not in the aggregate reasonably be expected to have a material adverse effect on the Business or Condition of MPC and the Company. Seller has prior to the execution of this Agreement made available to Purchaser true and complete copies of the certificate of formation of the Company as in effect on the date hereof.

Capitalization

. The authorized capitalization of the Company consists of the Units. The Units are duly authorized, validly issued, outstanding, fully paid and nonassessable. On and as of the Closing Date, Seller will own the Units, beneficially and of record, free and clear of all Liens. Except for this Agreement and as disclosed in Section 2.04 of the Disclosure Schedule, as of the date of this Agreement there are, and on and as of the Closing Date there will be, no outstanding Options with respect to the Company. The delivery of a certificate or certificates at the Closing representing the Units in the manner provided in Section 1.03 will transfer to Purchaser good and valid title to the Units, free and clear of all Liens other than Liens created or suffered to exist by Purchaser.

Subsidiaries

. (a) Each Subsidiary is a corporation validly existing and in good standing under the Laws of its jurisdiction of incorporation disclosed in Section 2.05(a) of the Disclosure Schedule, and has full corporate power and authority to conduct its business as and to the extent now conducted and to own, use and lease its Assets and Properties. Each Subsidiary is duly qualified, licensed or admitted to do business and is in good standing in those jurisdictions disclosed in Section 2.05(a) of the Disclosure Schedule, which are the only jurisdictions in which the ownership, use or leasing of such Subsidiary's Assets and Properties, or the conduct or nature of its business, makes such qualification, licensing or admission necessary, except for those jurisdictions in which the adverse effects of all such failures by MPC or the Company and the Subsidiaries to be qualified, licensed or admitted and in good standing could not in the aggregate reasonably be expected to have a material adverse effect on the Business or Condition of MPC and the Company. Section 2.05(a) of the Disclosure Schedule lists for each Subsidiary the amount of its authorized capital stock, the amount of its outstanding capital stock and the record owners of such outstanding capital stock. Except as disclosed in Section 2.05(a) of the Disclosure Schedule, all of the outstanding shares of capital stock of each Subsidiary have been duly authorized and validly issued, are fully paid and nonassessable, and are owned, directly or indirectly by MPC and, immediately prior to the Closing will be owned, directly or indirectly, by the Company, beneficially and of record, free and clear of all Liens. Except as set forth in Section 2.05(a) of the Disclosure Schedule, there exists no restriction on the payment of cash dividends by any Subsidiary. Except as disclosed in Section 2.05(a) of the Disclosure Schedule, there are, and on and as of the Closing Date there will be, no outstanding Options with respect to any Subsidiary. Seller has prior to the execution of this Agreement made available to Purchaser true and complete copies of the certificate or articles of incorporation and by-laws (or other comparable corporate charter documents) of each of the Subsidiaries as in effect on the date hereof.

(b) Except as set forth on Section 2.05(b) of the Disclosure Schedule, as of the Closing Date, the Company will not directly or indirectly beneficially own more than five percent (5%) of either the equity interests in, or the voting control of, any Person, other than the Subsidiaries.

No Conflicts

. The execution and delivery by Seller and MPC of this Agreement do not, and the performance by Seller and MPC of their respective obligations under this Agreement and the consummation of the transactions contemplated hereby will not:

(a) conflict with or result in a violation or breach of any of the terms, conditions or provisions of the certificate or articles of incorporation or by-laws (or other comparable corporate charter documents) of Seller, MPC, the Company or any Subsidiary;

(b) subject to obtaining the consents, approvals and actions, making the filings and giving the notices disclosed in Section 2.07 of the Disclosure Schedule, conflict with or result in a violation or breach of any term or provision of any Law or Order applicable to Seller, MPC, the Company or any Subsidiary or any of their respective Assets and Properties (other than such conflicts, violations or breaches (i) which could not in the aggregate reasonably be expected to adversely affect the validity or enforceability of this Agreement or to have a material adverse effect on the Business or Condition of MPC and the Company or (ii) as would occur solely as a result of the identity or the legal or regulatory status of Purchaser or any of its Affiliates); or

(c) except as disclosed in Section 2.06 of the Disclosure Schedule or as could not, individually or in the aggregate, reasonably be expected to be materially adverse to the Business or Condition of MPC and the Company or to adversely affect the ability of Seller or MPC to consummate the transactions contemplated hereby or to perform their obligations hereunder, (i) conflict with or result in a violation or breach of, (ii) constitute (with or without notice or lapse of time or both) a default under, (iii) require Seller, MPC, the Company or any Subsidiary to obtain any consent, approval or action of, make any filing with or give any notice to any Person as a result or under the terms of, (iv) result in or give to any Person any right of termination, cancellation, acceleration, non-performance or modification in or with respect to, or (v) result in the creation or imposition of any Lien upon Seller, MPC, the Company or any Subsidiary or any of their respective Assets and Properties under, any Contract or License to which Seller, MPC, the Company or any Subsidiary is a party or by which any of their respective Assets and Properties is bound.

Governmental Approvals and Filings

. Except as disclosed in Section 2.07 of the Disclosure Schedule, no consent, approval or action of, filing with or notice to any Governmental or Regulatory Authority on the part of Seller, MPC, the Company or any Subsidiary is required in connection with the execution, delivery and performance of this Agreement or the consummation of the transactions contemplated hereby, except (i) where the failure to obtain any such consent, approval or action, to make any such filing or to give any such notice could not reasonably be expected to adversely affect the ability of Seller or MPC to consummate the transactions contemplated by this Agreement or to perform its obligations hereunder, or to have a material adverse effect on the Business or Condition of MPC and the Company, or (ii) those as would be required solely as a result of the identity or the legal or regulatory status of Purchaser or any of its Affiliates.

Books and Records

. The minute books and other similar records of MPC, the Company and the Subsidiaries as made available to Purchaser prior to the execution of this Agreement contain a true and complete record, in all material respects, of all action taken at all meetings and by all written consents in lieu of meetings of the stockholders, members, the boards of directors and committees of the boards of directors of MPC, the Company and the Subsidiaries. The stock transfer ledgers and other similar records of MPC, the Company and the Subsidiaries as made available to Purchaser prior to the execution of this Agreement accurately reflect all record transfers prior to the execution of this Agreement in the capital stock or membership interests of MPC, the Company and the Subsidiaries.

Financial Statements and Condition

. (a) Prior to the execution of this Agreement, Seller has made available to Purchaser true and complete copies of the following financial statements:

(i) the unaudited balance sheet of MPC and the Subsidiaries as of December 31, 1999 and the related unaudited consolidated statement of operations for fiscal years of 1997, 1998 and 1999; and

(ii) the unaudited balance sheet of MPC and the Subsidiaries as of July 31, 2000 (attached as Annex I hereto).

Except as set forth in the notes thereto and as disclosed in Section 2.09(a) of the Disclosure Schedule, all such financial statements were prepared in accordance with GAAP and fairly present in all material respects the consolidated financial condition and statement of operations of MPC and its consolidated Subsidiaries as of the respective dates thereof and for the respective periods covered thereby. Except for those Subsidiaries disclosed in Section 2.09(a) of the Disclosure Schedule, the financial condition and statement of operations of each Subsidiary are, and for all periods referred to in this Section 2.09 have been, consolidated with those of MPC. Except as disclosed in Section 2.09(a) of the Disclosure Schedule, and except for matters reflected or reserved against in the financial statements referred to in clauses (i) and (ii) above (or the notes thereto), as of the date of this Agreement, neither MPC, the Company, nor any Subsidiary has any liabilities or obligations (whether absolute, accrued, contingent, fixed or otherwise, or whether due or to become due) of any nature that would be required by GAAP to be reflected on a consolidated balance sheet of MPC or the Company and Subsidiaries (including the notes thereto), except liabilities or obligations (i) that were incurred in the ordinary course of business consistent with past practice since July 31, 2000, or (ii) that, individually or in the aggregate, have not had and could not reasonably be expected to have a material adverse effect on the Business or Condition of MPC and the Company. At and as of the Closing Date, the total of Indebtedness of the Company, the Subsidiaries and MPC Natural Gas Funding Trust and the face amount of the outstanding preferred trust securities of the Montana Power Capital I (Trust) shall not exceed $488 million.

(b) Except for the execution and delivery of this Agreement and the transactions to take place pursuant hereto on or prior to the Closing Date and as disclosed in Section 2.09(b) of the Disclosure Schedule, since the Interim Financial Statement Date the business of MPC and the Subsidiaries has been operated in all material respects in the ordinary course of business consistent with past practice and there has not been any material adverse change in the Business or Condition of MPC, other than those occurring as a result of general economic or financial conditions or other developments which are not unique to MPC and the Subsidiaries but also affect to a similar extent other Persons who participate or are engaged in the lines of business in which MPC and the Subsidiaries participate or are engaged.

Taxes

. (a) Seller, the Company, its Subsidiaries, and all members of the MPC Affiliated Group, each have filed all material Income Tax Returns (including, but not limited to, any consolidated federal Tax Return of Seller, the Company, its Subsidiaries and all members of the MPC Affiliated Group, and any state or local Income Tax Return that includes Seller, the Company, the Subsidiaries and all members of the MPC Affiliated Group on a consolidated, combined or unitary basis) that they were required to file. All such Income Tax Returns were complete and correct in all material respects. All Income Taxes owed by Seller, the Company, its Subsidiaries and all members of the MPC Affiliated Group have been paid. MPC, Seller, the Company and its Subsidiaries each have filed all material Tax Returns (including, but not limited to, any federal Tax Return of MPC, Seller, the Company and the Subsidiaries, and any state or local Tax Return that includes MPC, Seller, the Company, and the Subsidiaries on a consolidated, combined or unitary basis) that they were required to file. All such Tax Returns were complete and correct in all material respects. All Taxes owed by MPC, Seller, the Company and each Subsidiary have been paid. Except as disclosed in Section 2.10(a) of the Disclosure Schedule, there are no Liens on any of the Assets or Properties of any of MPC, the Company or the Subsidiaries that arose in connection with any failure (or alleged failure) to pay any Tax .

(b) (i) Except as disclosed in Section 2.10(b) of the Disclosure Schedule, there is no dispute or claim concerning any Income Tax liability of any of Seller, the Company, any Subsidiary, or any member of the MPC Affiliated Group either (A) claimed or raised by any Governmental or Regulatory Authority in writing or (B) as to which any of Seller, the Company, the Subsidiaries, or any member of the MPC Affiliated Group and the directors and officers thereof has any Knowledge. Section 2.10(b) of the Disclosure Schedule lists all Income Tax Returns filed by the Company, its Subsidiaries or any member of the MPC Affiliated Group for Tax periods ending on or after December 31, 1990, (and for any prior Tax periods to the extent that the statute of limitations for that Tax period has not lapsed), indicates those Income Tax Returns that have been audited, and indicates those Income Tax Returns that currently are the subject of audit. All Income Taxes due with respect to such audits (as described in Section 2.10(b) of the Disclosure Schedule) have been paid or have been reserved for in the Financial Statements. Furthermore, all such Income Taxes being contested are being contested in good faith by appropriate proceedings (as described in Section 2.10(b) of the Disclosure Schedule).

(ii) Except as disclosed in Section 2.10(b) of the Disclosure Schedule, there is no dispute or claim concerning any Tax liability of any of MPC, Seller, the Company, or any Subsidiary either (A) claimed or raised by any Governmental or Regulatory Authority in writing or (B) as to which any of MPC, Seller, the Company, or the Subsidiaries~~,~~ and the directors and officers thereof has any Knowledge. Section 2.10(b) of the Disclosure Schedule lists all Tax Returns filed by MPC, the Company and its Subsidiaries for Tax periods ending on or after December 31, 1990, (and for any prior Tax periods to the extent that the statute of limitations for that Tax period has not lapsed), indicates those Tax Returns that have been audited, and indicates those Tax Returns that currently are the subject of audit. All Taxes due with respect to such audits (as described in Section 2.10(b) of the Disclosure Schedule) have been paid or have been reserved for in the Financial Statements. Furthermore, all such Taxes being contested are being contested in good faith by appropriate proceedings (as described in Section 2.10(b) of the Disclosure Schedule).

(c) Except as disclosed in Section 2.10(c) of the Disclosure Schedule, neither MPC, Seller, the Company, any of the Subsidiaries (other than CMPL), nor any member of the MPC Affiliated Group has waived any statute of limitations in respect of Income Taxes or agreed to any extension of time with respect to an Income Tax assessment or deficiency for any Tax period. Except as disclosed in Section 2.10(c) of the Disclosure Schedule, CMPL has not waived any statute of limitations in respect of Income Taxes or agreed to any extension of time with respect to an Income Tax assessment or deficiency for any Tax period.

(d) Except as disclosed in Section 2.10(d) of the Disclosure Schedule, none of MPC, the Company and its Subsidiaries is or was a party to or liable under any Income Tax allocation or sharing agreement.

(e) Except as disclosed in Section 2.10(e) of the Disclosure Schedule, neither the Company, any of its Subsidiaries, nor any member of the MPC Affiliated Group has been a member of an Affiliated Group, filing a consolidated federal Income Tax Return other than a group the common parent of which is MPC.

(f) Seller, the Company, the Subsidiaries, and the members of MPC Affiliated Group have withheld and paid all material Taxes required to have been withheld and paid and complied in all material respects with all information reporting and backup withholding requirements, including maintenance of records thereto, in connection with amounts paid or owing to any employee, independent contractor, creditor, stockholder, or other Person.

(g) None of Seller, the Company, the Subsidiaries, or any member of the MPC Affiliated Group have filed a consent under Code section 341(f) concerning collapsible corporations.

(h) MPC, Seller, the Company, and the Subsidiaries have complied with the normalization rules of accounting in accordance with Code section 168(i)(9).

(i) For federal Income Tax purposes, the Company is or will be disregarded as an entity separate from its owners under Treas. Reg. section  301.7701-3(b). No election with respect to the Company has been or will be made to treat the Company as anything other than a disregarded entity.

Legal Proceedings

.

(a) There are no Actions or Proceedings pending or, to the Knowledge of Seller and MPC, threatened against, relating to or affecting Seller, MPC, the Company or any Subsidiary in relation to any of their respective Assets and Properties which could reasonably be expected (i) to result in the issuance of an Order restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement or (ii) except as disclosed in Section 2.11(a) of the Disclosure Schedule or in Sections 2.10(b), 2.13(e), 2.20 or 2.21(b), individually or in the aggregate with other such Actions or Proceedings, to have a material adverse effect on the Business or Condition of MPC and the Company.

(b) There are no Orders outstanding against MPC, the Company or any Subsidiary which, individually or in the aggregate with other such Orders, have had, or could have, a material adverse effect on the Business or Condition of MPC and the Company.

Compliance With Laws and Orders

. Except as disclosed in Section 2.12 of the Disclosure Schedule or as described in Section 2.21, neither Seller, MPC, the Company nor any Subsidiary is in violation of or in default under any Law or Order applicable to Seller, MPC, the Company or any Subsidiary or any of their respective Assets and Properties the effect of which, individually or in the aggregate with other such violations and defaults, could reasonably be expected to be materially adverse to the Business or Condition of MPC and the Company.

Benefit Plans; ERISA

. (a)    Section 2.13(a) of the Disclosure Schedule contains a true and complete list and description of each of the Benefit Plans, and identifies each of the Benefit Plans that is a Qualified Plan.

(b) Except as disclosed in Section 2.13(b) of the Disclosure Schedule, neither MPC, the Company, any Subsidiary, nor any other corporation or organization controlled by or under common control with any of the foregoing within the meaning of Section 4001 of ERISA has at any time contributed to any "multiemployer plan", as that term is defined in Section 4001 of ERISA and incurred any withdrawal liability, as that term is defined in Section 4201 of ERISA, for any plan of the type described in Sections 4063 and 4064 of ERISA or in Section 413 of the Code (and regulations promulgated thereunder).

(c) Each of the Benefit Plans is, and its administration is and has been since inception, in compliance with its terms and, where applicable, with ERISA and the Code in all respects, except for such failures to comply which, individually or in the aggregate, could not reasonably be expected to have a material adverse effect on the Business or Condition of MPC and the Company.

(d) All contributions and other payments required to be made by Seller, MPC, the Company or any Subsidiary or any ERISA Affiliate as defined in Section 12.01 hereof to any Benefit Plan with respect to any period ending before or at or including the Closing Date have been or will be made. Except as disclosed in Section 2.13(d) of the Disclosure Schedule all benefit obligations and liabilities under any Benefit Plan have been or will be reflected in Financial Statements in accordance with GAAP.

(e) Except as disclosed in Section 2.13(e) of the Disclosure Schedule, to the Knowledge of Seller and MPC, there are no pending claims by or on behalf of any Benefit Plan, by any employee, director, contractor or consultant of MPC (or a beneficiary of such an employee, director, contractor or consultant), which allege violations of Law which, individually or in the aggregate, could reasonably be expected to result in liability on the part of Purchaser, MPC, the Company, any Subsidiary or any ERISA Affiliate as defined in Section 12.01 hereof or any fiduciary of any such Benefit Plan material to the Business or Condition of MPC and the Company.

(f) Except as set forth in Section 2.13(f) of the Disclosure Schedule, complete and correct copies of the following documents have been made available to the Purchaser prior to the execution of this Agreement:

(i) the Benefit Plans and any related trust agreements and insurance contracts;

(ii) current summary Plan descriptions of each Benefit Plan subject to ERISA;

(iii) the most recent Form 5500 and Schedules thereto for each Benefit Plan subject to ERISA reporting requirements;

(iv) the most recent determination of the IRS with respect to the qualified status of each Qualified Plan;

(v) the most recent actuarial report of the qualified actuary of any Defined Benefit Plan or any other Benefit Plan with respect to which actuarial valuations are conducted; and

(vi) all Governmental or Regulatory Authority filings with respect to any reportable event, excise tax, or other extraordinary event that occurred within the past three years and was related to a Benefit Plan.

(g) Except as set forth in Section 2.13(g) of the Disclosure Schedule, (i) neither MPC, the Company nor any Subsidiary is obligated to pay any benefit under any Benefit Plan solely as a result of a "change in control" as defined in 280G of the Code, (ii) neither MPC, the Company, nor any Subsidiary is obligated to make any payment that would be disallowed as a deduction under 280G or 162(m) of the Code, and (iii) neither this transaction, the Restructuring or the Divestiture shall increase the obligation of MPC, the Company or any Subsidiary to fund benefits accrued or benefits payable under any Benefit Plan.

Property

. MPC, the Company or a Subsidiary is in possession of and has good title to, or has valid leasehold interests in or valid rights under Contract to use, all property used in and individually or in the aggregate with other such property material to the Business or Condition of MPC and the Company. All such property is free and clear of all Liens, other than Permitted Liens and Liens disclosed in Section 2.14 of the Disclosure Schedule, and is in all material respects in good working order and condition, ordinary wear and tear excepted.

Intellectual Property Rights

. MPC, the Company and the Subsidiaries currently own, or have license to use, all Intellectual Property material to the Business or Condition of MPC and the Company without any material restrictions as to use or enjoyment. As soon as possible after the execution hereof, Seller will furnish to Purchaser a list of all such Intellectual Property. Neither MPC, the Company nor any of the Subsidiaries has granted, nor is obligated to grant, any material license, sub-license or assignment in respect of any of the Intellectual Property. Neither MPC, the Company nor any of the Subsidiaries is in breach of any license, sub-license or assignment granted to it in respect of any Intellectual Property, and to the Knowledge of Seller and MPC, the operation of the business of MPC, the Company and each Subsidiary does not infringe upon the intellectual property rights of any other Person, except for such breaches or infringements that, individually or in the aggregate, could not reasonably be expected to have a material adverse effect on the Business or Condition of MPC and the Company.

Contracts

. (a)    Section 2.16(a) of the Disclosure Schedule (with paragraph references corresponding to those set forth below) contains a true and complete list of each of the following Contracts to which MPC, the Company or any Subsidiary is a party or by which any of their respective Assets and Properties is bound:

(i) all Contracts (excluding Benefit Plans) providing for a commitment of employment for a specified or unspecified term or otherwise relating to employment or the termination of employment;

(ii) all Contracts with any Person containing any provision or covenant prohibiting or materially limiting the ability of MPC, the Company or any Subsidiary to engage in any business activity or compete with any Person or prohibiting or materially limiting the ability of any Person to compete with MPC, the Company or any Subsidiary;

(iii) all material partnership, joint venture, shareholders' or other similar Contracts with any Person other than Contracts listed pursuant to (vii) through (xvi) below;

(iv) all Contracts relating to Indebtedness of MPC, the Company or any Subsidiary in excess of $1,000,000 or to preferred stock issued by MPC, the Company or any Subsidiary (other than Indebtedness owing to or preferred stock owned by MPC, the Company or any wholly-owned Subsidiary);

(v) all Contracts (other than Contracts listed pursuant to (vii) through (xvi) below) relating to (A) the future disposition or acquisition by MPC, the Company or any Subsidiary of any Assets and Properties individually or in the aggregate in excess of $1,000,000, and (B) any merger or other business combination;

(vi) all collective bargaining or similar labor Contracts;

(vii) all Contracts active as of June 30, 2000, relating to MPC's purchase of natural gas in its capacity as the natural gas supplier to MPC's utility customers calling for annual payments in excess of, or potentially in excess of $1,000,000 or having a term in excess of one year;

(viii) all Contracts active as of June 30, 2000, relating to MPC's purchase of electrical power in its capacity as the electrical power supplier to MPC's utility customers calling for annual payments in excess of, or potentially in excess of, $1,000,000 or having a term in excess of one year;

(ix) all Contracts active as of June 30, 2000, relating to MPC's sale of electric power as a commodity to third party customers calling for annual payments in excess of, or potentially in excess of, $1,000,000 or having a term in excess of one year;

(x) all Contracts active as of June 30, 2000, relating to MPC's electric transmission system or the Colstrip Transmission System calling for annual payments in excess of, or potentially in excess of, $1,000,000 or having a term in excess of one year;

(xi) all Contracts active as of June 30, 2000, relating to MPC's natural gas transmission and storage system calling for annual payments in excess of, or potentially in excess of, $1,000,000 or having a term in excess of one year ;

(xii) all material Contracts active as of June 30, 2000, relating to MPC's interest in Milltown Dam;

(xiii) all material Contracts active as of June 30, 2000, relating to MPC's interest in Colstrip Unit 4;

(xiv) all material Contracts between MPC and PPL Montana, LLC relating to the generation assets sale transaction between MPC and PPL Montana, LLC which closed on December 17, 1999;

(xv) all material Contracts active as of June 30, 2000, to which One Call Locators, Ltd. is a party;

(xvi) all material Contracts active as of June 30, 2000, to which DES is a party;

(xvii) all Contracts, correspondence and other documents relating to the buy-out negotiations regarding MPC's contracts to purchase power from QFs, including, without limitation, signed letters of intent, whether or not binding on either or both parties thereto, offers and counteroffers;

(xviii) all Contracts relating to MPC's electric and gas transmission and distribution business, not included in (i) through (xvi) above, under which MPC made payments to the other party in excess of $1,000,000 in 1999 or under which, as of the date of this Agreement, MPC expects to make payments to the other party in excess of $1,000,000 in 2000;

(xix) all Contracts relating to MPC's electric and gas transmission and distribution business, not included in (i) through (xvi) above, under which MPC received payments from the other party in excess of $1,000,000 in 1999 or under which, as of the date of this Agreement, MPC expects to receive payments from the other party in excess of $1,000,000 in 2000; and

(xx) all Contracts (other than this Agreement) that (A) limit or contain restrictions on the ability of MPC, the Company or any Subsidiary to declare or pay dividends on, to make any other distribution in respect of or to issue or purchase, redeem or otherwise acquire its capital stock, to incur Indebtedness, to incur or suffer to exist any Lien, to purchase or sell any Assets and Properties, to change the lines of business in which it participates or engages or to engage in any merger or other business combination or (B) require MPC, the Company or any Subsidiary to maintain specified financial ratios or levels of net worth or other indicia of financial condition.

(b) Each Contract required to be disclosed in Section 2.16(a) of the Disclosure Schedule is in full force and effect and constitutes a legal, valid and binding agreement, enforceable in accordance with its terms, of MPC, the Company or a Subsidiary and, to the Knowledge of Seller and MPC, of each other party thereto; and except as disclosed in Section 2.16(b) of the Disclosure Schedule neither MPC, the Company, any Subsidiary nor, to the Knowledge of Seller and MPC, any other party to such Contract is in violation or breach of or default under any such Contract (or with notice or lapse of time or both, would be in violation or breach of or default under any such Contract), the effect of which, individually or in the aggregate, could reasonably be expected to be materially adverse to the Business or Condition of MPC and the Company.

(c) Prior to the Closing Date, Seller and MPC have furnished or made available to Purchaser a copy of each Contract or other document required to be disclosed in Section 2.16(a) of the Disclosure Schedule.

Licenses

. Each of MPC, the Company and the Subsidiaries has obtained all Licenses used in and, individually or in the aggregate, with other such Licenses material to the Business or Condition of MPC and the Company. Except as disclosed in Section 2.17 of the Disclosure Schedule:

(i) MPC or the Company and each Subsidiary owns or validly holds all such Licenses;

(ii) each such License is valid, binding and in full force and effect; and

(iii) to the Knowledge of Seller and MPC neither MPC, the Company nor any Subsidiary is in default (or with the giving of notice or lapse of time or both, would be in default) under any such License in any material respect.

Insurance

. Section 2.18 of the Disclosure Schedule contains a true and complete list of all material insurance policies currently in effect that insure the business, operations or employees of MPC, the Company or any Subsidiary or affect or relate to the ownership, use or operation of any of the Assets and Properties of MPC, the Company or any Subsidiary. Except as set forth in Section 2.18 of the Disclosure Schedule and except for failures to maintain insurance that, individually or in the aggregate, have not had and could not reasonably be expected to have a material adverse effect on the Business or Condition of MPC and the Company, each of MPC, the Company, and the Subsidiaries has been continuously insured with financially responsible insurers, in each case in such amounts and with respect to such risks and losses as are customary for companies in the United States conducting the business conducted by MPC, the Company, and the Subsidiaries. Except as set forth in Section 2.18 of the Disclosure Schedule, neither Seller, MPC, the Company nor any of the Subsidiaries has received any notice of cancellation, termination or suspension with respect to any of their respective insurance policies, except with respect to any cancellation, termination or suspension that, individually or in the aggregate, has not had and could not reasonably be expected to have a material adverse effect on the Business or Condition of MPC and the Company.

Affiliate Transactions

. Except as disclosed in Section 2.19 of the Disclosure Schedule, as of Closing, neither MPC, the Company nor the Subsidiaries will have any Contractual obligations with respect to Seller or its Affiliates (other than MPC, the Company or the Subsidiaries).

Labor and Employment Matters

. Except as disclosed in Section 2.20 of the Disclosure Schedule, no employee of MPC, the Company or any Subsidiary is presently a member of a collective bargaining unit and, to the Knowledge of Seller and MPC, there are no threatened or contemplated attempts to organize for collective bargaining purposes any of the employees of MPC, the Company or any Subsidiary, and, to the Knowledge of Seller and MPC, there are no threatened or pending actions or proceedings before any Governmental or Regulatory Authority relating to such attempts to organize. Since January 1, 1998, there has been no work stoppage, strike or other concerted action by employees of MPC, the Company or any Subsidiary which materially adversely affected the Business or Condition of MPC and the Company. Except as disclosed in Section 2.20 of the Disclosure Schedule, there are no unfair labor practice charges or other matters pending before the National Labor Relations Board to which either MPC or any of the Subsidiaries is a party.

Environmental Matters

. (a)    Each of MPC, the Company and the Subsidiaries has obtained all Licenses which are required under applicable Environmental Laws in connection with the conduct of the business or operations of MPC, the Company or such Subsidiary, except where the failure to obtain any such License could not reasonably be expected to be, individually or in the aggregate with other such failures, materially adverse to the Business or Condition of MPC and the Company. Each of such Licenses is in full force and effect and each of MPC, the Company and the Subsidiaries is in compliance with the terms and conditions of all such Licenses and with any applicable Environmental Law, except where the failure to be in compliance could not reasonably be expected to be, individually or in the aggregate with other such failures, materially adverse to the Business or Condition of MPC and the Company.

(b) Except as noted in the Pilko Environmental Reports and as set forth in Section 2.21 of the Disclosure Schedule, (i) neither MPC, the Company, nor any Subsidiary has received written notice of violation of an Environmental Law with respect to any of the Assets and Properties of MPC, the Company, or any Subsidiary, which individually, or in the aggregate with other violations of Environmental Laws, would materially adversely affect the Business or Condition of MPC and the Company; (ii) no site or facility now or previously owned, operated, or leased by MPC, the Company, or any Subsidiary is listed or proposed for listing on the NPL, CERCLIS or any similar state or local list of sites requiring investigation or clean-up, or would require remediation or response under applicable Environmental Laws that would result in expenditures in excess of $500,000 individually, or $1,000,000 in the aggregate; and (iii) to the Knowledge of MPC and Seller, no facts, events or conditions relating to the past or present facilities, properties or operations of MPC, the Company, or any of the Subsidiaries will prevent continued compliance with Environmental Laws or can reasonably be expected to give rise to any investigatory, remedial or corrective obligations pursuant to Environmental Laws, including without limitation any such liabilities or noncompliance relating to onsite or offsite releases or threatened releases of hazardous materials, substances or wastes, which individually or in the aggregate with other such facts, events or conditions, would materially adversely affect the Business or Condition of MPC and the Company.

Information Supplied

. The proxy statement relating to the MPC Stockholders' Meeting (as defined in Section 4.11), as amended or supplemented from time to time (as so amended and supplemented, the "Proxy Statement"), and any other documents to be filed by MPC with the SEC or any other Governmental or Regulatory Authority in connection with the Restructuring and the other transactions contemplated hereby will (in the case of the Proxy Statement and any such other documents filed with the SEC under the Exchange Act or the Securities Act) comply as to form in all material respects with the requirements of the Exchange Act and the Securities Act, respectively, and will not, on the date of its filing or, in the case of the Proxy Statement, at the date it is mailed to stockholders of MPC and at the time of the MPC Stockholders' meeting, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.

Vote Required

. Assuming the accuracy of the representation and warranty contained in Section 3.09, the affirmative vote of the holders of record of at least two-thirds of the issued and outstanding common stock of MPC with respect to the adoption of this Agreement and the Restructuring is the only vote of the holders of any class or series of the capital stock of MPC required to adopt this Agreement and approve the Restructuring and the other transactions contemplated hereby.

Brokers

. Except for Goldman, Sachs & Co., whose fees, commissions and expenses are the sole responsibility of Seller, all negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by Seller and MPC directly with Purchaser without the intervention of any Person on behalf of Seller and MPC in such manner as to give rise to any valid claim by any Person against Purchaser, MPC, the Company or any Subsidiary for a finder's fee, brokerage commission or similar payment.

Public Utility Holding Company Act

. As of the date of this Agreement, none of the Subsidiaries is a "public utility company," a "holding company," a "subsidiary company" or an "affiliate" of any public utility company within the meaning of Section 2(a)(5), 2(a)(8) or 2(a)(11) of the Public Utility Holding Company Act of 1935, as amended (the "1935 Act"), respectively. Neither MPC, the Company nor any Subsidiary is currently regulated under the 1935 Act.

Regulatory Filings

. All filings (other than immaterial filings) required to be made by MPC or any of the Subsidiaries since January 1, 1997 under the 1935 Act, the Federal Power Act, the Federal Communications Act of 1934 and applicable state Laws, have been timely filed with the SEC, the FERC, the Department of Energy, the FCC or any applicable state public utility commissions (including, to the extent required, the Montana Public Service Commission), as the case may be, including all forms, statements, reports, agreements (oral or written) and all documents, exhibits, amendments and supplements appertaining thereto, including all rates, tariffs, franchises, service agreements and related documents and all such filings complied in all material respects, as of their respective dates, with all applicable requirements of the applicable statute and the rules and regulations thereunder, except for filings the failure of which to make, individually or in the aggregate, have not had and could not reasonably be expected to have a material adverse effect on the Business or Condition of MPC and the Company.

Rights Agreement

. As of the date of this Agreement, MPC, or the Board of Directors of MPC, as the case may be, has taken all necessary actions so as to render the Rights Agreement dated March 2, 1999, as amended, inapplicable to the execution and delivery of this Agreement, the consummation of the transactions contemplated hereby, the Restructuring, the Divestiture and any other transactions contemplated hereby.

Effect of Restructuring

. Except as disclosed in Section 2.28 of the Disclosure Schedule, as a consequence of the Restructuring, as of the Closing Date, by operation of law pursuant to Section 35-1-817 and 35-8-1203 of the Montana Code Annotated (1999), the Company will have succeeded to all of MPC's right, title and interest in the Assets and Properties of MPC and constituting the utility business of MPC (the "Utility Business"), as described in that certain Confidential Offering Memorandum dated May 2000 prepared by Goldman, Sachs & Co., except for Assets or Properties acquired or disposed of in compliance with this Agreement, including Section 4.0 7.

REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser hereby represents and warrants to Seller and MPC as follows:

Corporate Existence

. Purchaser is a corporation duly incorporated, validly existing and in good standing under the Laws of the state of its incorporation. Purchaser has full corporate power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby.

Authority

. The execution and delivery by Purchaser of this Agreement, and the performance by Purchaser of its obligations hereunder, have been duly and validly authorized by the Board of Directors of Purchaser, no other corporate action on the part of Purchaser or its stockholders being necessary. This Agreement has been duly and validly executed and delivered by Purchaser and constitutes a legal, valid and binding obligation of Purchaser enforceable against Purchaser in accordance with its terms.

No Conflicts

. The execution and delivery by Purchaser of this Agreement do not, the performance by Purchaser of its obligations under this Agreement and the consummation of the transactions contemplated hereby will not:

(a) conflict with or result in a violation or breach of any of the terms, conditions or provisions of the certificate of incorporation or by-laws of Purchaser;

(b) subject to obtaining the consents, approvals and actions, making the filings and giving the notices disclosed in Schedule 3.04 hereto, conflict with or result in a violation or breach of any term or provision of any Law or Order applicable to Purchaser or any of its Assets and Properties (other than such conflicts, violations or breaches which could not in the aggregate reasonably be expected to adversely affect the validity or enforceability of this Agreement); or

(c) except as disclosed in Schedule 3.03 hereto or as could not, individually or in the aggregate, reasonably be expected to adversely affect the ability of Purchaser to consummate the transactions contemplated hereby or to perform its obligations hereunder, (i) conflict with or result in a violation or breach of, (ii) constitute (with or without notice or lapse of time or both) a default under, (iii) require Purchaser to obtain any consent, approval or action of, make any filing with or give any notice to any Person as a result or under the terms of, or (iv) result in the creation or imposition of any Lien upon Purchaser or any of its Assets or Properties under, any Contract or License to which Purchaser is a party or by which any of its Assets and Properties is bound.

Governmental Approvals and Filings

. Except as disclosed in Schedule 3.04 hereto, no consent, approval or action of, filing with or notice to any Governmental or Regulatory Authority on the part of Purchaser is required in connection with the execution, delivery and performance of this Agreement or the consummation of the transactions contemplated hereby, except where the failure to obtain any such consent, approval or action, to make any such filing or to give any such notice could not reasonably be expected to adversely affect the ability of Purchaser to consummate the transactions contemplated by this Agreement or to perform its obligations hereunder.

Legal Proceedings

. There are no Actions or Proceedings pending or, to the knowledge of Purchaser, threatened against, relating to or affecting Purchaser or any of its Assets and Properties which could reasonably be expected to result in the issuance of any Order restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement.

Purchase for Investment

. The Units will be acquired by Purchaser (or, if applicable, its assignee pursuant to Section 13.09(b)) for its own account for the purpose of investment, it being understood that the right to dispose of such Units shall be entirely within the discretion of Purchaser (or such assignee, as the case may be). Purchaser (or such assignee, as the case may be) will refrain from transferring or otherwise disposing of any of the Units, or any interest therein, in such manner as to cause Seller to be in violation of the registration requirements of the Securities Act or applicable state securities or blue sky laws.

Brokers

. Except for Credit Suisse First Boston, whose fees, commissions and expenses are the sole responsibility of Purchaser, all negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by Purchaser directly with Seller without the intervention of any Person on behalf of Purchaser in such manner as to give rise to any valid claim by any Person against Seller, the Company or any Subsidiary for a finder's fee, brokerage commission or similar payment.

Financing

. Purchaser has sufficient cash and/or available credit facilities or written commitments for credit facilities (and has provided Seller and MPC with evidence thereof) to pay the Purchase Price and to make all other necessary payments of fees and expenses in connection with the transactions contemplated by this Agreement.

Ownership of the Capital Stock

. Purchaser does not beneficially own any of the capital stock of MPC.

Exon-Florio

. Purchaser is not a "foreign person" for purposes of the Exon-Florio Amendment.

Independent Evaluation

. Purchaser is experienced and knowledgeable in the utility business, and is aware of its risks. Purchaser has been afforded the opportunity to examine the materials made available to it by Seller in Seller's offices in Butte, Montana (the "Data Room") with respect to MPC, the Company, its Subsidiaries and their business (the "Background Materials"). The Background Materials include files, or copies thereof, that MPC, the Company and its Subsidiaries have used in their normal course of business and other information about MPC, the Company and its Subsidiaries and their business that MPC, the Company and its Subsidiaries have compiled or generated; however, Purchaser acknowledges and agrees that neither MPC, the Seller nor the Company, the Subsidiaries or other Person has made any representations or warranties, express or implied, written or oral, as to the accuracy or completeness of the Background Materials or, except for the representations and warranties of Seller contained in this Agreement, as to any other information relating to MPC, the Company, the Subsidiaries or their business furnished or to be furnished to Purchaser or its representatives by or on behalf of Seller. In entering into this Agreement, Purchaser acknowledges and affirms that it has relied and will rely solely on the terms of this Agreement and upon its independent analysis, evaluation and investigation of, and judgment with respect to, the business, economic, legal, tax or other consequences of this transaction including its own estimate and appraisal of the extent and value of and the risks associated with the utility business. Purchaser's representatives have visited the offices of Seller and have been given opportunities to examine the Books and Records Seller has made available relating to MPC, the Company, the Subsidiaries and their business. Except as expressly provided in this Agreement, neither Seller nor MPC, the Company nor the Subsidiaries shall have any liability to Purchaser or its Affiliates, agents, representatives or employees resulting from any use, authorized or unauthorized, by Purchaser or its Affiliates, agents, representatives or employees of the Background Materials or other information relating to MPC, the Company, the Subsidiaries or their business provided by or on behalf of MPC, any Seller, the Company or its Subsidiaries.

COVENANTS OF SELLER AND MPC

Each of Seller and MPC covenants and agrees with Purchaser that, at all times from and after the date hereof until the Closing, Seller and MPC will comply with all covenants and provisions of this Article IV, except to the extent Purchaser may otherwise consent in writing.

Regulatory and Other Approvals

. Seller and MPC will, and will cause the Company and the Subsidiaries to, as promptly as practicable (a) take all commercially reasonable steps necessary or desirable to obtain all consents, approvals or actions of, make all filings with and give all notices to Governmental or Regulatory Authorities or any other Person required of Seller, MPC, the Company or any Subsidiary to consummate the transactions contemplated hereby, including without limitation those described in Sections 2.06 and 2.07 of the Disclosure Schedule, (b) provide such other information and communications to such Governmental or Regulatory Authorities or other Persons as such Governmental or Regulatory Authorities or other Persons may reasonably request in connection therewith and (c) provide reasonable cooperation to Purchaser in connection with the performance of its obligations under Sections 5.01 and 5.02. Seller and MPC will provide prompt notification to Purchaser when any such consent, approval, action, filing or notice referred to in clause (a) above is obtained, taken, made or given, as applicable, and will advise Purchaser of any communications (and, unless precluded by Law, provide copies of any such communications that are in writing) with any Governmental or Regulatory Authority or other Person regarding any of the transactions contemplated by this Agreement.

HSR Filings

. In addition to and not in limitation of Seller's and MPC's covenants contained in Section 4.01, Seller and MPC will (a) take promptly all actions necessary to make the filings required of Seller, MPC or their Affiliates under the HSR Act, (b) comply at the earliest practicable date with any request for additional information received by Seller, MPC or their Affiliates from the Federal Trade Commission or the Antitrust Division of the Department of Justice pursuant to the HSR Act and (c) cooperate with Purchaser in connection with Purchaser's filing under the HSR Act and in connection with resolving any investigation or other inquiry concerning the transactions contemplated by this Agreement commenced by either the Federal Trade Commission or the Antitrust Division of the Department of Justice or state attorneys general. In the event that a suit or objection is instituted by any Person challenging this Agreement and the transactions contemplated hereby as violative of applicable competition and antitrust laws, each of Purchaser and Seller, MPC and the Company shall use commercially reasonable efforts to resist or resolve such suit or objection.

Investigation by Purchaser

. Seller and MPC will, and will cause the Company and the Subsidiaries to, (a) provide Purchaser and its officers, employees, counsel, accountants, financial advisors, consultants and other representatives (together, "Representatives") with full access, upon reasonable prior notice and during normal business hours, to all officers, employees, agents and accountants of MPC, the Company and the Subsidiaries and their Assets and Properties and Books and Records, but only to the extent that such access does not unreasonably interfere with the business and operations of MPC, the Company and the Subsidiaries, and (b) furnish Purchaser and such other Persons with all such information and data (including without limitation copies of Contracts, Benefit Plans and other Books and Records) concerning the business and operations of MPC, the Company and the Subsidiaries as Purchaser or any of such other Persons reasonably may request in connection with such investigation (and permit the copying thereof), except to the extent that furnishing any such information or data would violate any Law, Order, Contract or License applicable to Seller, MPC, the Company or any Subsidiary or by which any of their respective Assets and Properties is bound.

No Solicitations

. Seller and MPC will not take, nor will they permit the Company, the Subsidiaries or any Affiliate of Seller or MPC (or authorize or permit any investment banker, financial advisor, attorney, accountant or other Person retained by or acting for or on behalf of Seller, MPC, the Company, the Subsidiaries or any such Affiliate) to take, directly or indirectly, any action to solicit, encourage, receive, negotiate, assist or otherwise facilitate (including by furnishing confidential information with respect to MPC, the Company or any Subsidiary or permitting access to the Assets and Properties and Books and Records of MPC, the Company or any Subsidiary) or accept any offer or inquiry from any Person concerning an Acquisition Proposal. Notwithstanding the foregoing, MPC or its Board of Directors shall be permitted to (A) to the extent applicable, comply with Rule 14e-2(a) promulgated under the Exchange Act with regard to an Acquisition Proposal, or (B) engage in any discussions or negotiations with, or provide any information to any Person in response to an unsolicited bona fide written Acquisition Proposal, by any such Person, if and only to the extent that, in the case of the actions referred to in clause (B), (i) the MPC Stockholders' Meeting shall not have occurred, (ii) the Board of Directors of MPC, concludes in good faith after consultation with its financial advisors and legal advisors, that such Acquisition Proposal would reasonably be expected to constitute a Superior Proposal, (iii) prior to providing any information or data to any Person in connection with an Acquisition Proposal by any such Person, the Board of Directors of MPC receives from such Person an executed confidentiality agreement on terms no less favorable to the Company than those contained in the Confidentiality Agreement between MPC and Purchaser regarding the sale of the Utility Business and (iv) prior to providing any information or data to any Person or entering into discussions or negotiations with any Person, the Board of Directors of MPC notifies Purchaser immediately of such inquiries, proposals or offers received by, any such information requested from, or any such discussions or negotiations sought to be initiated or continued with, any of its representatives indicating, in connection with such notice, the name of such Person and the material terms and conditions of any proposals or offers. Seller and MPC agree immediately to cease and cause to be terminated any existing activities, discussions, or negotiations with any parties heretofore conducted with respect to any Acquisition Proposal. Seller and MPC agree to take the necessary steps promptly to inform all such Persons of its obligations hereunder. Nothing in this Section 4.04 shall (x) permit Seller or MPC to terminate this Agreement (except as specifically provided in Article XI), or (y) affect any other obligation of Seller or MPC under this Agreement.

Conduct of Business

. MPC will, and will cause the Company and the Subsidiaries to, conduct business only in the ordinary course consistent with past practice and in compliance with applicable Law and will timely seek renewal of all Licenses and permits required or necessary for the operation of the Utility Business. Without limiting the generality of the foregoing, and other than with respect to, and in connection with, the Restructuring and the Divestiture, MPC will, and will cause the Company and the Subsidiaries to, use commercially reasonable efforts, to the extent the officers of MPC believe such action to be in the best interests of MPC and the Subsidiaries, to (a) preserve intact the present business organization, reputation and franchises of MPC, the Company and the Subsidiaries in all material respects, (b) keep available (subject to dismissals and retirements (including retirements pursuant to MPC's "Special Retirement Program") in the ordinary course of business and consistent with past practice and transfers to any Affiliate of MPC) the services of the key officers and employees of MPC and the Subsidiaries, (c) maintain the Assets and Properties of MPC, the Company and the Subsidiaries in good working order and condition, ordinary wear and tear excepted, and (d) maintain the good will of key customers, suppliers and lenders and other Persons with whom MPC or any Subsidiary otherwise has significant business relationships.

Financial Statements and Reports

. (a) As promptly as practicable and in any event no later than forty five (45) days after the end of each fiscal quarter ending after the date hereof and before the Closing Date (other than the fourth quarter) or ninety (90) days after the end of each fiscal year ending after the date hereof and before the Closing Date, as the case may be, MPC will deliver to Purchaser true and complete copies of the unaudited consolidated balance sheet and the related unaudited consolidated statement of operations of MPC and the Subsidiaries, in each case as of and for the fiscal year then ended or as of and for each such fiscal quarter and the portion of the fiscal year then ended, as the case may be, together with the notes, if any, relating thereto, which financial statements shall be prepared on a basis consistent with the Financial Statements.

(b) As promptly as practicable, MPC will deliver to Purchaser true and complete copies of such other regularly-prepared financial statements, reports and analyses as may be prepared or received by MPC, the Company or any Subsidiary relating to the business or operations of MPC, the Company or any Subsidiary.

Certain Restrictions

. MPC will, and will cause the Subsidiaries to refrain from:

(a) except as disclosed in Section 4.07(a) of the Disclosure Schedule, and except as may be necessary or desirable in connection with the Restructuring, amending their certificates or articles of incorporation or by-laws (or other comparable corporate charter documents) in any material respect or taking any action with respect to any such amendment or any recapitalization, reorganization, liquidation or dissolution of any such corporation;

(b) except as disclosed in Section 4.07(b) of the Disclosure Schedule, and except as may be necessary or desirable in connection with the Restructuring, authorizing, issuing, selling or otherwise disposing of any shares of capital stock of or any Option with respect to MPC, the Company or any Subsidiary, or modifying or amending any right of any holder of outstanding shares of capital stock of or Option with respect to MPC, the Company or any Subsidiary;

(c) except for (i) the declaration of regular quarterly cash dividends on the MPC common stock not to exceed twenty (20) cents per share, and (ii) the payment of dividends required to be paid in respect of MPC outstanding preferred stock, declaring, setting aside or paying any dividend or other distribution in respect of the capital stock of MPC, the Company or any Subsidiary or directly or indirectly redeeming, purchasing or otherwise acquiring any capital stock of or any Option with respect to MPC, the Company or any Subsidiary;

(d) except as disclosed in Section 4.07(d) of the Disclosure Schedule and as specified in the Budget, acquiring or disposing of, or incurring any Lien (other than a Permitted Lien) on, any Assets and Properties individually or in the aggregate material to the Business or Condition of MPC and the Company;

(e) except (i) as disclosed in Section 4.07(e) of the Disclosure Schedule, and (ii) in the ordinary course of business consistent with past practices, the Budget and the terms and provisions of this Agreement, entering into, or in any material respect amending, modifying, terminating (partially or completely), granting any waiver under or giving any consent with respect to any Contract to which MPC, the Company or any Subsidiary is a party which is material to the Business or Condition of MPC and the Company;

(f) other than as specified in the Budget, (i) voluntarily incurring Indebtedness in an aggregate principal amount exceeding $5,000,000 (other than refinancings where the principal amount refinanced is no greater than the amount repaid), or (ii) purchasing, canceling, prepaying or otherwise providing for a complete or partial discharge in advance of a scheduled payment date with respect to, or waiving any right under, any Indebtedness in an aggregate principal amount exceeding $1,000,000 (in either case other than Indebtedness of MPC, the Company or a Subsidiary owing to MPC, the Company or a wholly-owned Subsidiary); provided, however, that MPC, Seller, the Company and the Subsidiaries may take any and all actions necessary or appropriate to terminate the Employee Stock Ownership Plan portion of the MPC 401(k) Plan, and to prepay any outstanding Indebtedness of MPC, the Company and the Subsidiaries attributable to such Employee Stock Ownership Plan;

(g) other than in connection with the Restructuring, engaging with any Person in any merger or other business combination;

(h) except as set forth in the Budget, making (1) capital expenditures or commitments for additions to property, plant or equipment constituting capital assets or (2) making expenditures with respect to operations and maintenance or incurring general and administrative expenses, in each case in an aggregate amount exceeding $1,000,000;

(i) except to the extent required by applicable Law or reasonably and in good faith believed by the officers of MPC or the Company to be in the best interests of MPC, the Company and the Subsidiaries (and subject in each case to prior written notice to, and consultation with, Purchaser), making any material change in (A) any pricing, investment, accounting, financial reporting, inventory, credit, allowance or Tax practice or policy, or (B) any method of calculating any bad debt, contingency or other reserve for accounting, financial reporting or Tax purposes;

(j) other than in the ordinary course of business or to the extent required by applicable Law (including without limitation, the duty to bargain in good faith under any collective bargaining agreement) (and subject in each case to prior written notice to, and consultation with, Purchaser), adopting, entering into or becoming bound by any material Benefit Plan, employment-related Contract or collective bargaining agreement, or amending, modifying or terminating (partially or completely) any such Benefit Plan (other than the Employee Stock Ownership Plan portion of the MPC 401(k) Plan), employment-related Contract or collective bargaining agreement if such action will result in material additional cost to MPC;

(k) making any change in its fiscal year;

(l) except as set forth in the Budget, making any loans or advances by it to, or guarantee, endorse or otherwise be or become contingently liable, directly or indirectly, in connection with the obligations, stocks or dividends of, or owning, purchasing or acquiring stock, obligations or securities of, or any other interest in, or make any capital contributions to, any Person;

(m) effectuating a "plant closing" or "mass layoff", as those terms are defined in the Worker Adjustment and Retraining Act, affecting in whole or in part any site of employment, facility, operating unit or employee of MPC, the Company or any Subsidiary;

(n) paying, discharging or satisfying any claims, liabilities or obligations (obsolete, accrued, asserted or unasserted, contingent or otherwise), other than the payment, discharge or satisfaction in the ordinary course of business and consistent with past practice of liabilities reflected or reserved against in the balance sheet comprising the Interim Financial Statements;

(o) making or changing any Tax election, filing any amended Tax Return, settling or compromising any federal, state, local or foreign Tax liability, changing any annual Tax accounting period, changing any method of Tax accounting, entering into any closing agreement relating to any Tax, surrendering any right to claim a Tax refund, or consenting to any extension or waiver of the limitations period applicable to any Tax claim or assessment, in each case in a manner which could reasonably be expected to have material adverse effect on Purchaser, the Company or the Subsidiaries for any post Closing period; or

(p) selling any cushion gas other than sales in accordance with prudent utility practices, the proceeds of which will remain with, or be used for the benefit of, MPC; or

(q) entering into any Contract to do or engage in any of the foregoing.

Notwithstanding any provision to the contrary, nothing in this Section 4.07 or Section 4.05 shall require MPC, Seller or the Company to revise, dishonor or delay performance of any obligation under agreements in existence prior to the date hereof.

Affiliate Transactions

. Except as disclosed in Section 4.08 of the Disclosure Schedule, immediately prior to the Closing, all Indebtedness and other amounts owing under Contracts between Seller, any officer, director or Affiliate (other than MPC, the Company or any Subsidiary) of Seller, on the one hand, and MPC, the Company or any of the Subsidiaries, on the other (each an "Affiliate Contract"), including the policy among the members of the MPC Affiliated Group as described in Section 2.10(d) of the Disclosure Schedule, will be paid in full. With respect to any Affiliate Contract disclosed in Section 4.08 of the Disclosure Schedule or entered into after the date hereof, which provides for the provision of services to MPC, the Company or any Subsidiary, Seller and MPC will, at Purchaser's election prior to the Closing Date, either (i) terminate such Contract or cause it to be terminated, effective as of the Closing Date, or (ii) cause such Contract to provide, effective as of the Closing Date, that the same is terminable at the option of MPC, the Company or the Subsidiary, as applicable, upon not more than 30 days prior notice or such shorter period as may be provided for under the existing provisions of such Contract.

Fulfillment of Conditions

. Seller and MPC will take all commercially reasonable steps necessary or desirable and proceed diligently and in good faith to satisfy each condition to the obligations of Purchaser contained in this Agreement and will not, and will not permit the Company or any Subsidiary to, take or fail to take any action that could reasonably be expected to result in the nonfulfillment of any such condition.

Completion of Restructuring

. Seller and MPC will use their best efforts to cause the Restructuring to become effective prior to the Closing.

Preparation and Mailing of Proxy Statement

. As soon as practicable after the date of this Agreement, MPC shall prepare and mail the Proxy Statement to the holders of MPC capital stock entitled to vote at the meeting of the stockholders of MPC to be called by MPC for the purpose of obtaining the MPC Stockholders Approval (the "MPC Stockholders' Meeting") at the earliest practicable time following the date hereof.

Approval of MPC Stockholders

. MPC shall, through its Board of Directors, duly call, give notice of, convene and hold the MPC Stockholders Meeting for the purpose of voting on the approval and adoption of this Agreement and the Restructuring (the "MPC Stockholders' Approval") as soon as reasonably practicable after the date hereof. Subject to the following sentence MPC shall, through its Board of Directors, include in the Proxy Statement the recommendation of the Board of Directors of MPC that the stockholders of MPC approve and adopt this Agreement and the Restructuring, and shall use its best efforts to obtain such approval and adoption. The Board of Directors of MPC shall not withdraw, amend or modify in a manner adverse to Purchaser its recommendation referred to in the preceding sentence (or announce publicly its intention to do so), except that such Board of Directors shall be permitted to withdraw, amend or modify its recommendation (or publicly announce its intention to do so) if: (i) Seller and MPC have complied with Section 4.04; (ii) an unsolicited Superior Proposal shall have been proposed by any Person other than Purchaser and such proposal is pending at the time of such withdrawal, amendment or modification; and (iii) MPC shall have notified Purchaser in writing of such Superior Proposal at least three (3) Business Days in advance of such withdrawal, amendment or modification.

Completion of the Divestiture

. Seller and MPC will use their commercially reasonable efforts to cause the Divestiture to be completed prior to the Closing.

Regulatory Proceedings

. Seller, MPC and the Company will take commercially reasonable steps to enable Purchaser to participate as a party in interest in all current and future FERC proceedings and PSC proceedings, including but not limited to, stranded costs, default supplier rules, regional transmission organizations and electric and gas rate increase requests. In the event that applicable rules will not allow Purchaser to so participate in such proceedings, Seller, MPC and the Company agree to furnish Purchaser with all documentation filed in connection therewith and to consult and cooperate with Purchaser on an ongoing basis regarding the conduct thereof.

Sale of Colstrip 1, 2, and 3 Transmission System

. Seller and MPC will use their commercially reasonable efforts to consummate the sale of the interest in the Colstrip 1, 2, and 3 Transmission System to PPL Montana LLC for the agreed consideration of $97 million cash and the proceeds of which will remain with, or be used for the benefit of, MPC.

QF Contracts

. Seller and MPC agree to advise, consult and cooperate with Purchaser regarding all negotiations for the buyout or buydown of QF contracts and promptly furnish copies to Purchaser of all new letters of intent and definitive agreement for the buyout or buydown of QF contracts.

MPC Benefit Restoration Plans

. Seller and MPC agree that, from and after the date of this Agreement, Seller and MPC will not allow any new participant in the MPC Benefit Restoration Plan for Senior Executives or the MPC Benefit Restoration Plan for Directors nor amend or modify the terms of such plans other than to transfer participants or obligations out of such plans to Seller or its Affiliates in a manner that results in no liability to Purchaser.

Power Supply

. Seller and MPC agree to advise, consult and cooperate with Purchaser regarding steps to be taken to manage power supply risks, including (i) securing power to replace that currently supplied under the wholesale buyback agreement with PPL Montana LLC that expires on June 30, 2001, (ii) supplying MPC's residual customer load in full in the event the PSC proceeding on default supplier rules is not resolved by June 30, 2001, or if MPC's default supplier role is extended beyond July 1, 2002, and (iii) securing power to serve MPC's power supply obligations to Advanced Silicon Materials, Inc. Seller and MPC agree to take reasonable and prudent steps to mitigate such risk, including contracting for additional power supply, and to consult and cooperate with Purchaser in the taking of such steps.

Generation Sale Proceeds

. Seller and MPC agree to maintain the net after tax cash proceeds from the sale of generation and related assets to PPL Montana LLC, after reduction for unrecovered regulatory assets, as cash reserves (which as of the date hereof, shall not be less than $55,000,000) and not to apply the same except as mandated by the PSC or FERC final order (or if such order is appealed by the final non-appealable order of the applicable court with jurisdiction over such appeal) on stranded cost recovery or as otherwise consented to by Purchaser.

Regional Transmission Organization and Independent Transmission Company

. Seller and MPC agree to advise, consult and cooperate with Purchaser regarding all negotiations and agreements for the potential inclusion of MPC or the Company in any Independent Transmission Company or Regional Transmission Company or Regional Transmission Organization. Seller and MPC agree to promptly furnish Purchaser copies of all agreements regarding the Independent Transmission Company or Regional Transmission Organization.

Notification of Certain Matters

. Seller and MPC shall give prompt notice to Purchaser, and Purchaser shall give prompt notice to Seller and MPC, of (i) the occurrence or non-occurrence of any event the occurrence or non-occurrence of which would be likely to cause any representation or warranty contained in this Agreement to be untrue or inaccurate and (ii) any failure of Seller, MPC, the Company, or any Subsidiary or Purchaser, as the case may be, to comply with or satisfy any covenant, condition or agreement to be completed with or satisfied by it hereunder; provided, however, that the delivery of any notice pursuant to this Section 4.21 shall not limit or otherwise affect the remedies available hereunder to the party entitled to receive such notice.

Confidentiality and Standstill Agreements

. From the date hereof to the Closing Date, neither Seller, MPC, nor the Company shall terminate, amend, modify or waive any provisions of any confidentiality or standstill agreement relating to the Utility Business to which it is a party or by which it is bound. During such period, Seller, MPC and the Company each shall enforce, to the fullest extent permitted under applicable law, the provisions of any such agreement, including but not limited to, by obtaining injunctive relief to prevent any breaches of such agreements and to enforce specifically the terms and provisions thereof in any court having jurisdiction.

COVENANTS OF PURCHASER

Purchaser covenants and agrees with Seller and MPC that, at all times from and after the date hereof until the Closing and, in the case of Section 5.04 and Section 5.07, thereafter, Purchaser will comply with all covenants and provisions of this Article V, except to the extent Seller and MPC may otherwise consent in writing.

Regulatory and Other Approvals

. Purchaser will as promptly as practicable (a) take all commercially reasonable steps necessary or desirable to obtain all consents, approvals or actions of, make all filings with and give all notices to Governmental or Regulatory Authorities or any other Person required of Purchaser to consummate the transactions contemplated hereby, including without limitation those disclosed in Schedules 3.03 and 3.04 hereto, and those that may be required in connection with the transaction structure contemplated by Section 5.08, (b) provide such other information and communications to such Governmental or Regulatory Authorities or other Persons as such Governmental or Regulatory Authorities or other Persons may reasonably request in connection therewith and (c) provide reasonable cooperation to Seller, the Company and the Subsidiaries in connection with the performance of their obligations under Sections 4.01 and 4.02. Purchaser will provide prompt notification to Seller when any such consent, approval, action, filing or notice referred to in clause (a) above is obtained, taken, made or given, as applicable, and will advise Seller of any communications (and, unless precluded by Law, provide copies of any such communications that are in writing) with any Governmental or Regulatory Authority or other Person regarding any of the transactions contemplated by this Agreement.

HSR

. In addition to and without limiting Purchaser's covenants contained in Section 5.01, Purchaser will (i) take promptly all actions necessary to make the filings required of Purchaser or its Affiliates under the HSR Act, (ii) comply at the earliest practicable date with any request for additional information received by Purchaser or its Affiliates from the Federal Trade Commission or the Antitrust Division of the Department of Justice pursuant to the HSR Act and (iii) cooperate with Seller in connection with Seller's filing under the HSR Act and in connection with resolving any investigation or other inquiry concerning the transactions contemplated by this Agreement commenced by either the Federal Trade Commission or the Antitrust Division of the Department of Justice or state attorneys general.

[INTENTIONALLY OMITTED

.]

Employee Matters

.

(a) Continuation of Compensation and Benefits. Except as otherwise provided in this Section 5.04, during the period from the Closing Date until twenty-four months following the Closing Date, the Purchaser will maintain, or shall cause the Company and the Subsidiaries to maintain, base salary, wages, compensation levels (including, without limitation, incentive compensation or comparable cash equivalent plan) and employee pension and welfare benefit plans and programs for the benefit of the employees of MPC, the Company and the Subsidiaries, which, in the aggregate, are at least equal to, or equivalent in value to, the base salary, wages, compensation levels, and Benefit Plans listed in Section 2.13(a) of the Disclosure Schedule provided to the employees of MPC, the Company and the Subsidiaries on the date of this Agreement, plus any base salary and wage adjustments made in the ordinary course of business between the date of this Agreement and the Closing Date.

(b) Service Credit. The Purchaser shall provide, or shall cause the Company and the Subsidiaries to provide, each employee of MPC, the Company and the Subsidiaries with credit for all service with MPC, the Company and the Subsidiaries for all purposes under each employee benefit plan, program, or arrangement of the Purchaser or its Affiliates in which such employee is eligible to participate, except to the extent that such service credit would result in a duplication of benefits with respect to the same period of service.

(c) Bonuses; Incentive Compensation. The Purchaser shall maintain, or shall cause the Company and the Subsidiaries to maintain, the bonus plans and other incentive compensation plans and programs maintained by Seller and/or any of its Affiliates or comparable cash equivalent plans in which the employees of MPC, the Company and the Subsidiaries are eligible to participate (including terminated or retired employees) who remain eligible to participate under the terms of such plans, as in effect on the date of this Agreement, through the end of the calendar year in which the Closing Date occurs, with the bonuses and incentive compensation to be paid thereunder by Purchaser and/or its Affiliates determined (i) in accordance with calculation methods directed by Seller, such methods to be consistent with the terms of such incentive compensation plans in effect on the date of this Agreement and MPC's, the Company's and the Subsidiaries' past practices, as appropriate, and (ii) in such a manner so that the effects of the transaction contemplated by this Agreement will not unduly burden or benefit the employees of MPC, the Company and the Subsidiaries.

(d) Severance Policy; Other Agreements. Except as disclosed in Section 5.04(d) of the Disclosure Schedule, if the employment of any employee of the Company or a Subsidiary, is terminated within twenty-four months after the Closing Date by (i) action of the Purchaser or any of its Affiliates other than for Cause or (ii) action of an employee following (A) a reduction in such employee's base salary equal to or greater than fifteen percent (15%) or (B) such employee's decision not to relocate more than fifty (50) miles from his or her then current job location, then Purchaser shall pay, or shall cause the Company or the affected Subsidiary to pay, each such employee a lump sum severance benefit (less required tax withholding and other withholding obligations required by Law) in an amount equal to the sum of (x) ten percent (10%) of such employee's base salary multiplied by such employee's "years of service" up to a maximum of one hundred percent (100%) of such base salary, plus (y) six thousand dollars ($6,000). For purposes of the foregoing, "years of service" shall mean the employee's aggregate total years of service (pro-rated to the date of termination) with MPC, the Purchaser and any of their respective Affiliates. Notwithstanding the foregoing, for those employees disclosed in Section 5.04(d) of the Disclosure Schedule who are parties to an individual change in control severance agreement with MPC, the terms of such agreement shall apply with respect to any termination of such employee, and the consummation of the transaction contemplated by this Agreement will be deemed to constitute a "Change in Control" for purposes of each such agreement. The Purchaser shall honor, or shall cause the Company and the Subsidiaries to honor, all such individual change in control severance agreements with such employees, and the Purchaser shall be liable for any amount(s) or benefit(s) due thereunder.

(e) Benefit Plan Obligations. The Purchaser shall be, or shall cause the Company and the Subsidiaries to be, responsible for all obligations existing on the Closing Date (including, without limitation, any such obligations that have been incurred but not yet paid) under any Benefit Plan (including, without limitation, all health and welfare, life insurance and disability plans and programs) applicable to the employees and former employees of MPC, the Company and the Subsidiaries and to certain former employees of Affiliates of MPC, as disclosed in Section 5.04(e) of the Disclosure Schedule (collectively, the "Covered Participants") and their covered dependents. Effective as of the Closing Date, Seller and its Affiliates (other than MPC, the Company or any Subsidiary) shall have no liability or responsibility for any obligation under any Benefit Plan applicable to the Covered Participants and their covered dependents with respect to claims incurred by the Covered Participants or their covered dependents prior to the Closing Date under each Benefit Plan. Expenses and benefits with respect to claims incurred by the Covered Participants or their covered dependents on or after the Closing Date shall be the responsibility of Purchaser. For purposes of this paragraph, a claim is deemed incurred when the services that are the subject of the claim are performed; in the case of life insurance, when the death occurs, and, in the case of short-term or long-term disability benefits, when the disability occurs. The Purchaser shall, or shall cause the Company and the Subsidiaries to (i) waive all limitations as to preexisting conditions, exclusions and waiting periods with respect to participation and coverage requirements applicable to the Covered Participants and their covered dependents under any Benefit Plan, in which such Covered Participants and their covered dependents may be eligible to participate after the Closing Date and (ii) provide each Covered Participant and their covered dependents with credit for any co-payments and deductibles paid prior to the Closing Date in satisfying any applicable deductible or out-of-pocket requirements under any Benefit Plan in which such Covered Participants and their covered dependents are eligible to participate after the Closing Date.

(f) MPC 401(k) Plan. Effective as of the Closing Date, Purchaser shall sponsor and maintain, or shall cause the Company to sponsor and maintain, the MPC 401(k) Plan, or a comparable Qualified Plan (with the employer contribution being made in cash not shares), for the eligible participants and beneficiaries (including continuing the Seller stock investment fund for the exclusive benefit of the eligible participants and beneficiaries who had balances in such fund on the Closing Date) for at least twenty-four months after the Closing Date. Effective as of the Closing Date, employees of the Seller and its Affiliates (other than MPC, the Company and the Subsidiaries) shall cease to accrue benefits and service credits under the MPC 401(k) Plan. To the extent Purchaser sponsors or maintains a comparable plan rather than the MPC 401(k) Plan, such comparable plan shall provide for the acceptance of a trust to trust transfer and rollover distributions from MPC Qualified Plans and/or conduit individual retirement accounts established by such participants and beneficiaries.

(g) MPC Pension Plan. Effective as of the Closing Date, Purchaser shall sponsor and maintain, or shall cause the Company to sponsor and maintain, the Montana Power Company Pension Plan (the "MPC Pension Plan"), or a comparable plan, for eligible participants and beneficiaries for at least twenty-four months after the Closing Date. Effective as of the Closing Date, employees of the Seller and its Affiliates (other than MPC, the Company and the Subsidiaries) shall cease to accrue benefits under the MPC Pension Plan.

(h) Supplemental Retirement Plans. Except as disclosed in Section 5.04(h) of the Disclosure Schedule, effective as of the Closing Date the Purchaser shall maintain and shall be responsible for, or shall cause the Company and the Subsidiaries to maintain and be responsible for, all current and future obligations of MPC, the Company and the Subsidiaries under any supplemental pension benefit or benefit replacement or restoration plan, program or individual arrangement maintained by MPC, the Company and the Subsidiaries as in effect on the Closing Date.

(i) Stock Option Obligation. On the Closing Date, each unvested stock option on MPC common stock issued under any plan or program of MPC or its Affiliates under which the employees of MPC, the Company and the Subsidiaries have previously been awarded stock options on MPC common stock (an "MPC Stock Option") shall be cancelled, and the holder thereof shall be entitled to receive on the Closing Date or as soon as practicable thereafter, from the Purchaser as consideration for such cancellation, either (i) stock options of substantially equivalent value ("Substitute Stock Options") to such holder's MPC Stock Options (with Seller reserving reasonable discretion to determine whether such Substitute Stock Options are of "substantially equivalent value"), or (ii) an amount in cash (less required tax withholding and other withholding obligations required by Law) equal to the product of (x) the number of shares previously subject to such MPC Stock Option and (y) the excess, if any, of the market price per share (the average of the high and low prices of the underlying MPC common stock as reported on the New York Stock Exchange Composite Tape on the Closing Date) over the exercise price per share of the cancelled MPC Stock Option; provided, however, that if the Purchaser provides Substitute Stock Options in accordance with (i) of this paragraph, then the Purchaser shall pay, or shall cause the Company or the Subsidiaries to pay, in cash to any employee of MPC, the Company and the Subsidiaries who receives Substitute Stock Options, but whose employment terminates before such Substitute Stock Options vest under circumstances that would entitle the employee to the benefit described in Section 5.04(d), the amount computed under (ii) above as of the Closing Date.

(j) Retiree Benefits. Except as disclosed in Section 5.04(j) of the Disclosure Schedule, effective as of the Closing Date, the Purchaser shall maintain and shall be responsible for, or shall cause the Company and the Subsidiaries to maintain and be responsible for, all current and future obligations of MPC, the Company and the Subsidiaries with respect to (i) any post-retirement health or welfare benefit plan, program or arrangement maintained by MPC, the Company and the Subsidiaries as in effect on the Closing Date and (ii) the utility discount provided to certain retired employees and certain other employees, as disclosed in Section 5.04(j) of the Disclosure Schedule, of MPC, the Company and the Subsidiaries. The post retirement health and welfare benefits described in (i) above shall be continued for their full terms as provided in the applicable plan, program or arrangement as in effect on the Closing Date, and the utility discount described in (ii) above shall be continued at least until residential customer choice for electric and natural gas utility service is fully implemented in Montana.

(k) Collective Bargaining Agreements. The wages, compensation levels and employee pension and welfare benefit plans and programs for the benefit of employees of MPC, the Company and the Subsidiaries who are covered by a collective bargaining agreement shall be governed by the terms of such collective bargaining agreement, except (i) to the extent that an employee is eligible for the benefits provided under Section 5.04(c) and/or Section 5.04(d) and (ii) Section 5.04(b) shall apply with respect to all such employees. To the extent that the terms or provisions of any such collective bargaining agreement conflict with any of the terms or provisions of this Agreement, the terms or provisions of the collective bargaining agreement shall govern.

(l) Continuing Obligation. If the Purchaser sells or otherwise disposes of all or substantially all of the stock or assets of the Company within twenty-four months of the Closing Date, or such other longer time period as may be applicable to any individual change in control severance agreement, the Purchaser shall, in connection with such disposition cause the transferee of such stock or assets to honor the provisions of this Section 5.04 until twenty-four months after the Closing Date, or such other longer time period as may be applicable under any individual change in control severance agreement.

Fulfillment of Conditions

. Purchaser will take all commercially reasonable steps necessary or desirable and proceed diligently and in good faith to satisfy each condition to the obligations of Seller contained in this Agreement and will not take or fail to take any action that could reasonably be expected to result in the nonfulfillment of any such condition.

Communication Between the Parties

. If Purchaser develops information prior to the Closing Date that leads Purchaser to believe that Seller has breached a representation or warranty under this Agreement, Purchaser shall inform Seller of such potential breach as soon as possible, but in any event, at or prior to Closing.

Charitable Contributions

. During the period from the Closing Date until twenty-four months following the Closing Date, Purchaser shall, or shall cause the Company and the Subsidiaries to, continue to provide charitable contributions or other financial support for non-profit organizations and educational institutions as disclosed in Section 5.07 of the Disclosure Schedule, in amounts substantially comparable to MPC's past practices as set forth in Section 5.07 of the Disclosure Schedule taking into account the Restructuring and the Divestiture.

Transaction Structure

. Purchaser may determine, in its discretion, to obtain the approval of the SEC under the 1935 Act, or to make the requisite filing within the SEC under Rule 2 of the 1935 Act, to consummate the transactions contemplated by this Agreement pursuant to an exempt holding company structure under the 1935 Act.

CONDITIONS TO OBLIGATIONS OF PURCHASER

The obligations of Purchaser hereunder to purchase the Units are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Purchaser in its sole discretion):

Representations and Warranties

. The representations and warranties made by Seller and MPC in this Agreement shall be true and correct on and as of the Closing Date as though made on and as of the Closing Date or, in the case of representations and warranties made as of a specified date earlier than the Closing Date, on and as of such earlier date; except for such failures of representations and warranties to be true and correct (without regard to any materiality qualifier therein) that, individually or in the aggregate, could not result in a material adverse effect to the Business or Condition of MPC and the Company.

Performance

. Seller and MPC shall have performed and complied with, in all material respects, the agreements, covenants and obligations required by this Agreement to be so performed or complied with by Seller and MPC at or before the Closing.

Officers' Certificates

. Seller shall have delivered to Purchaser a certificate, dated the Closing Date and executed in the name and on behalf of Seller by the Chairman of the Board, the President or any Executive or Senior Vice President of Seller, substantially in the form and to the effect of Exhibit A hereto, and a certificate, dated the Closing Date and executed by the Secretary or any Assistant Secretary of Seller, substantially in the form and to the effect of Exhibit B hereto.

Orders and Laws

. There shall not be in effect on the Closing Date any Order or Law restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement.

Regulatory Consents and Approvals

. All consents, approvals and actions of, filings with and notices to any Governmental or Regulatory Authority set forth in Schedules 3.03 and 3.04 necessary to permit Purchaser and Seller to perform their obligations under this Agreement and to consummate the transactions contemplated hereby, other than those referred to in Section 5.08, shall have been duly obtained, made or given and shall be in full force and effect, and all terminations or expirations of waiting periods imposed by any Governmental or Regulatory Authority necessary for the consummation of the transactions contemplated by this Agreement, including under the HSR Act, shall have occurred.

Third Party Consents

. The consents (or in lieu thereof waivers) listed in Section 6.06 of the Disclosure Schedule shall have been obtained and shall be in full force and effect.

Completion of the Restructuring

. The Restructuring shall have been completed.

Assignment of Contracts

. All rights and obligations under those Contracts listed on Schedule 6.08 hereto shall have been duly and validly assigned to the Company or the Subsidiaries by MPC and any required third party consents shall have been obtained.

Benefits Plans

. All Benefits Plans listed on Schedule 6.09 of the Disclosure Schedule hereto shall either have been terminated to the satisfaction of Purchaser or transferred to Seller in a manner that results in no liability to Purchaser.

Resignation of Seller as Manager of the Company

. Immediately prior to Closing, Seller shall have resigned as manager of the Company.

CONDITIONS TO OBLIGATIONS OF SELLER

The obligations of Seller hereunder to sell the Units are subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by Seller in its sole discretion):

Representations and Warranties

. The representations and warranties made by Purchaser in this Agreement, taken as a whole, shall be true and correct in all material respects on and as of the Closing Date as though made on and as of the Closing Date.

Performance

. Purchaser shall have performed and complied with, in all material respects, the agreements, covenants and obligations required by this Agreement to be so performed or complied with by Purchaser at or before the Closing.

Officers' Certificates

. Purchaser shall have delivered to Seller a certificate, dated the Closing Date and executed in the name and on behalf of Purchaser by the Chairman of the Board, the President or any Executive or Senior Vice President of Purchaser, substantially in the form and to the effect of Exhibit C hereto, and a certificate, dated the Closing Date and executed by the Secretary or any Assistant Secretary of Purchaser, substantially in the form and to the effect of Exhibit D hereto.

Orders and Laws

. There shall not be in effect on the Closing Date any Order or Law restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement.

Regulatory Consents and Approvals

. All consents, approvals and actions of, filings with and notices to any Governmental or Regulatory Authority set forth in Sections 2.06 and 2.07 of the Disclosure Schedule necessary to permit Seller and Purchaser to perform their obligations under this Agreement and to consummate the transactions contemplated hereby shall have been duly obtained, made or given and shall be in full force and effect, and all terminations or expirations of waiting periods imposed by any Governmental or Regulatory Authority necessary for the consummation of the transactions contemplated by this Agreement, including under the HSR Act, shall have occurred.

Third Party Consents

. The consents (or in lieu thereof waivers) listed in Section 7.06 of the Disclosure Schedule shall have been obtained and shall be in full force and effect.

TAX MATTERS AND POST-CLOSING TAXES

Tax Returns

. (a) Seller and MPC will include the income of the Company and the Subsidiaries (including any deferred income triggered into income by Treas. Reg. section 1.1502-13 and any excess loss accounts taken into account under Treas. Reg. section 1.1502-19) on Seller's or MPC's consolidated, combined or unitary federal or state or local Tax Returns for all periods through the Closing Date. Seller shall prepare or cause to be prepared and file or caused to be filed all Tax Returns for MPC, the Company and the Subsidiaries for all periods ending on or prior to the Closing Date which are filed after the Closing Date in accordance with past custom and practice. The Company and the Subsidiaries will furnish Tax information to Seller for inclusion in the relevant Tax Returns in accordance with the past custom and practice of MPC, the Company and the Subsidiaries. Seller shall pay all amounts shown as owing on such Tax Returns, and shall be liable for all such Taxes for periods ending on or prior to the Closing Date.

(b) Purchaser shall prepare or cause to be prepared and Purchaser shall file or cause to be filed any Tax Returns of MPC, the Company and the Subsidiaries for Tax periods which begin before the Closing Date and end after the Closing Date in accordance with past custom and practice. Purchaser will allow Seller an opportunity to review and comment upon such Tax Returns (including any amended returns) to the extent that they relate to MPC, the Company and the Subsidiaries. Purchaser will take no position on such Tax Returns that relate to MPC, the Company and the Subsidiaries that would materially adversely affect Seller after the Closing Date without the prior written consent of Seller. Seller will furnish Tax information to Purchaser for inclusion in the relevant Tax Returns in accordance with the past custom and practice of MPC, the Company and the Subsidiaries. Seller shall pay to Purchaser within fifteen Business Days after the date on which Taxes are paid with respect to such periods an amount equal to the portion of the amounts shown as owing on such Tax Returns which relates to the portion of such Tax period ending on the Closing Date to the extent such amounts are not reflected in a reserve (other than any reserve for deferred Taxes established to reflect timing differences between book and Tax) for tax liability on MPC's, the Company's or the Subsidiaries' financial statements made available to the Purchaser pursuant to Section 2.09(ii) or Section 4.06 hereof. For purposes of this Section, in the case of any Taxes that are imposed on a periodic basis and are payable for a Tax period that includes (but does not end on) the Closing Date, the portion of such Tax which relates to the portion of such Tax period ending on the Closing Date shall (x) in the case of any Taxes other than Income Taxes, be deemed to be the amount of such Tax for the entire Tax period multiplied by a fraction, the numerator of which is the number of days in the Tax period ending on the Closing Date and the denominator of which is the number of days in the entire Tax period, and (y) in the case of any Income Tax, be deemed to be equal to the amount which would be payable if the relevant Tax period ended on the Closing Date. Any credits relating to a Tax period that begins before and ends after the Closing Date shall be taken into account as though the relevant Tax period ended on the Closing Date. All determinations necessary to give effect to the foregoing allocations shall be made by Purchaser in a manner consistent with prior practice of MPC, the Company and the Subsidiaries. Seller shall be liable for Taxes of MPC, the Company and the Subsidiaries which are attributable to periods ending on or prior to the Closing Date pursuant to this Section 8.01(b) to the extent such Taxes are not reflected in a reserve (other than any reserve for deferred Taxes established to reflect timing differences between book and Tax) for tax liability on MPC's, the Company's or the Subsidiaries' financial statements made available to the Purchaser pursuant to Section 2.09(ii) or Section 4.06 hereof. Purchaser shall be liable for Taxes of the Company and the Subsidiaries which are attributable to periods after the Closing Date pursuant to this Section 8.01(b).

(c) As soon as reasonably practicable after the signing of this Agreement, Seller will deliver to Purchaser true and correct copies of the federal Income Tax workpapers of the Subsidiaries, Income Tax Returns of the Subsidiaries filed on a stand alone basis within any State, and the Canadian Income Tax Returns of CMPL, each with respect to the Tax periods from 1997 through 1999.

      Notice of Audit

      . Seller and Purchaser agree that if any of them receives any notice of an audit or examination from any Governmental or Regulatory Authority with respect to Taxes of MPC, the Company, or the Subsidiaries for any taxable period or portion thereof ending on or prior to the Closing Date, then the recipient of such notice shall, within ten days of the receipt thereof, notify and provide copies of such notice to the other party, as the case may be, in accordance with the notice provisions of Section 13.01.

      Tax Adjustments

      . (a)    Any Tax refunds that are received by Purchaser or MPC, Seller, the Company or any Subsidiary, and any amounts credited against Tax to which Purchaser or MPC, Seller, the Company or any Subsidiary become entitled, that relate to Tax periods or portions thereof ending on or before the Closing Date shall be for the account of Seller, and Purchaser shall pay over to Seller any such refund or the amount of any such credit within fifteen days after receipt or entitlement thereto. In addition, to the extent that a claim for refund or a proceeding results in a payment or credit against Tax by a taxing authority to Purchaser or MPC, Seller, the Company or any Subsidiary of any amount accrued on MPC's, Seller's, the Company's or any Subsidiary's financial statements made available to Purchaser pursuant to Section 2.09(a)(ii) or Section 4.06 hereof, Purchaser shall pay such amount to Seller within fifteen days after receipt or entitlement thereto.

      (b) Any increase in Tax liability of MPC, the Company or any Subsidiary which is the responsibility of Seller under the provisions of Section 8.01(a) or Section 8.01(b) shall be paid by Seller to Purchaser or the relevant Governmental or Regulatory Authority as appropriate. Seller has the right to control the handling and disposition of the audit and any related administrative or court proceeding which might give rise to such increase in Tax liability of MPC, the Company or any Subsidiary; provided, however, that the Seller will not enter into any compromise or agreement to settle any Tax claim pursuant to a Tax audit or proceeding which could reasonably be expected to have a material adverse effect on Purchaser, the Company, MPC, or the Subsidiaries for any post Closing period without the prior written consent of Purchaser (which shall not be unreasonably withheld). Purchaser shall, and shall cause the Company and the Subsidiaries to, cooperate fully with Seller with respect to the handling and disposition of any such audit or related administrative or court proceeding.

      (c) Any increase or decrease in Taxes of MPC, the Company or any Subsidiary resulting from adjustments made for periods after the Closing Date shall be for the account of Purchaser.

      Tax Sharing Agreements

      . All tax sharing agreements or similar agreements with respect to or involving MPC, the Company or the Subsidiaries shall be terminated as of the Closing Date and, after the Closing Date, MPC, the Company and the Subsidiaries shall not be bound thereby or have any liability thereunder.

      Transfer Taxes

      . All transfer, documentary, sales, use, stamp, registration, and other such Taxes and fees (including any penalties and interest) incurred in connection with this Agreement shall be paid by Purchaser when due, and Purchaser will, at its own expense, file all necessary Tax Returns and other documentation with respect to all such transfer, documentary, sales, use, stamp, registration and other Taxes and fees, and, Seller will, if necessary, join in the execution of any such Tax Returns and other documentation.

      Post-Closing Elections

      . At Seller's request, the Purchaser will cause the Company and its Subsidiaries to make and/or join with Seller in making any tax election if the making of such election does not have a material adverse impact on the Purchaser, the Company or the Subsidiaries for any post-acquisition period.

      Post-Closing Transactions not in the Ordinary Course.

      Purchaser and Seller agree to report all transactions not in the ordinary course of business occurring on the Closing Date after Purchaser's purchase of the Units of the Company on Purchaser's federal income tax return to the extent permitted by Treas. Reg. section 1.1502-76(b)(1)(B).

      Allocation of Purchase Price

      . (a) To the extent that Purchaser and Seller make a Code section 338(h)(10) election (and any corresponding elections under state, local or foreign Tax Law) as provided in Section 8.09 of this Agreement, Purchaser and Seller shall cooperate fully with each other in the making of such election. In particular, and not by way of limitation, Purchaser shall, within 150 days of the Closing Date, prepare for Seller's review Internal Revenue Service Form 8023, any attachments to be filed therewith, and an allocation of the purchase price attributable thereto, all in accordance with applicable Laws. Upon Seller's approval (which shall not be unreasonably withheld or delayed), Purchaser and Seller shall jointly execute such form. Purchaser, Seller, MPC, the Company and the Subsidiaries will file all Tax Returns (including all amended returns and claims for refund) and information reports in a manner consistent with such form.

      (b) Purchaser shall, within 150 days of the Closing Date, prepare for Seller's review Internal Revenue Service Form 8594, and any attachments to be filed therewith, in accordance with applicable Laws. Upon Seller's approval (which shall not be unreasonably withheld), Purchaser and Seller shall each file such Form 8594 with their Income Tax Returns for the year in which Closing occurs. Purchaser, Seller, MPC, the Company and the Subsidiaries will file all Tax Returns (including all amended returns and claims for refund) and information reports in a manner consistent with the allocation contained on such Form 8594.

      Section 338(h)(10) Election

      . At Purchaser's option (which must be exercised by written notice to Seller on or before the Closing Date) Seller will join with Purchaser in making an election under Code Section 338(h)(10) (and any corresponding elections under state, local, or foreign tax law) with respect to the purchase and sale of the stock of any of the Subsidiaries hereunder (other than CMPL).

      Section 338(g) Election

. At Purchaser's option, Purchaser shall make an election under Code Section 338(g) (and any corresponding election under state, local, or foreign tax law) with respect to the purchase of the stock of CMPL hereunder.

Nonforeign Affidavit

. Seller shall furnish Purchaser an affidavit, stating under penalty of perjury, the transferor's United States taxpayer identification number and that the transferor is not a foreign person pursuant to Code Section 1445(b)(2).

Code Section 754 Election

. At Purchaser's request, with respect to any interest in a Person that is taxed as a partnership for federal Income Tax purposes (a "Partnership") that Purchaser acquires hereunder, Seller agrees to cause any such Partnership (if Seller has control over such Partnership) to make a Code section 754 election for the Tax period in which the purchase of the Units occurs.

SURVIVAL; NO OTHER REPRESENTATIONS

Survival of Representations, Warranties, Covenants and Agreements

. Except as otherwise set forth herein, the representations, warranties, covenants and agreements contained in this Agreement shall not survive Closing and there shall be no liability in respect thereof, whether such liability has accrued prior to the Closing Date or after the Closing Date, on the part of either party or its officers, directors, employees, agents and Affiliates. This Section shall not limit in any way the survival and enforceability of any covenant or agreement of the parties hereto which by its terms contemplates performance after the Closing Date, which shall survive for the respective periods set forth herein.

No Other Representations

. Notwithstanding anything to the contrary contained in this Agreement, it is the explicit intent of each party hereto that neither Seller, MPC nor anyone on their behalf, including its advisor Goldman, Sachs & Co. is making any representation or warranty whatsoever, express or implied, except any representation or warranty contained in Article II and in any certificate delivered pursuant to Section 6.03. In particular, neither Seller nor MPC makes any representation or warranty to Purchaser with respect to (i) the information set forth in the Confidential Offering Memorandum dated May 2000 prepared by Goldman, Sachs & Co. or (ii) any financial projection or forecast relating to the Business or Condition of MPC and the Company. With respect to any projection or forecast delivered by or on behalf of Seller or MPC to Purchaser, Purchaser acknowledges that (i) there are uncertainties inherent in attempting to make such projections and forecasts, (ii) it is familiar with such uncertainties, (iii) it is taking full responsibility for making its own evaluation of the adequacy and accuracy of all such projections and forecasts furnished to it and (iv) it shall have no claim against Seller with respect thereto.

INDEMNIFICATION

Tax Indemnification

.

Seller agrees to indemnify, defend and hold harmless, Purchaser, any Affiliate of Purchaser and their officers, directors, employees, stockholders, representatives and agents, including after the Closing Date, the Company, and the Subsidiaries (collectively "Purchaser Indemnitees") from and against any Adverse Consequences the Purchaser Indemnitees may suffer resulting from, arising out of, or relating to any liability of Seller, the Company, MPC, and the Subsidiaries (x) for any Taxes of the Seller, the Company, MPC and any member of the MPC Affiliated Group (other than the Subsidiaries) and for any Taxes of the Subsidiaries, with respect to any Tax year or portion thereof ending on or before the Closing Date (or for any Tax year beginning before and ending after the Closing Date to the extent allocable (determined in a manner consistent with Section 8.01(b)) to the portion of such period beginning before and ending on the Closing Date), and (y) for the unpaid Taxes of any Person under Treas. Reg. Section 1.1502-6.

Purchaser agrees to indemnify Seller, and their officers, directors, employees, stockholders, representatives and agents (the "Seller Indemnitees"), from and against any Adverse Consequences Seller Indemnitees may suffer resulting from, arising out of, or relating to, any liability of Seller for any Taxes of Purchaser, the Company and the Subsidiaries with respect to any Tax year or portion thereof after the Closing Date (or for any Tax year beginning before and ending after the Closing Date to the extent allocable (determined in a manner consistent with Section 8.01(b)), to the portion of such period ending after the Closing Date.

The obligations of Seller and Purchaser under this Section 10.01 shall survive until the expiration of the applicable statute of limitations.

Indemnification for Restructuring; Divestiture; Oil and Gas Sale

. (a) Seller agrees to indemnify Purchaser Indemnitees in respect of and hold each of them harmless from and against any Adverse Consequences suffered, incurred or sustained by any of them and resulting from, arising out of or relating to (i) the Restructuring and/or the Divestiture, (ii) any aspect of the business of Seller (other than the Company and the Subsidiaries) or (iii) regulatory requirements with respect to the use of the proceeds of the Oil and Gas Sale. Seller's obligations under this Section 10.02 shall survive indefinitely.

(b) To the extent such amount is not paid prior to Closing, Seller agrees to indemnify Purchaser Indemnitees in respect of and hold each of them harmless with respect to the amount of $3,894,823 set forth on PP&L Montana, LLC's Invoice Number 82200, dated September 25, 2000 relating to the Wholesale Transmission Services Agreement.

Other Indemnification

. Subject to the other Sections of this Article X, Purchaser shall indemnify the Seller and its directors, officers, employees and agents in respect of, and hold each of them harmless from and against, any and all Adverse Consequences suffered, incurred or sustained by any of them or of or relating to MPC, the Company and the Subsidiaries resulting from or arising out of the operation of the business of MPC, the Company and the Subsidiaries from and after Closing (including, without limitation, Adverse Consequences arising out of or relating to any Environmental Law); provided, however, that such indemnity shall not apply until the total amount of such Adverse Consequences shall exceed $1,000,000 at which time the entire amount of all such Adverse Consequences shall be indemnified hereunder.

Special Environmental Indemnity

. Seller shall indemnify, defend and hold harmless Purchaser Indemnitees against any Adverse Consequences which Purchaser Indemnitees may suffer, sustain, or become subject to, resulting from or arising out of: any claims, damages, liabilities, taxes, injuries to Persons, property or natural resources, fines, penalties, costs and expenses, including without limitation, settlement costs and reasonable legal, accounting or other expert fees and costs, incurred in connection with investigating or defending any action (an "Environmental Loss") sustained or required to be paid by reason of, or arising out of or caused by any act or omission occurring, or condition existing, on or prior to the Closing Date which related directly or indirectly to the business or operations or facilities (past or present) of MPC, the Company or its Subsidiaries, and which relate to a violation of or liability to pay costs, penalties, fines or damages under Environmental Laws; provided, however, that such indemnity shall be subject to the following: (i) it shall not apply until the total amount of such Environmental Loss exceeds $50,000,000; (ii) after the first $50,000,000 of Environmental Loss, Seller shall be liable for the next $25,000,000 of Environmental Loss; (iii) Seller shall be liable for 50% of all Environmental Loss in excess of $75,000,000 in the aggregate; and (iv) in no event shall Seller's obligations under this Section 10.04 exceed $100,000,000. Seller's obligations under this Section 10.04 shall survive for a period of five years from the Closing Date.

Special Litigation Indemnity

. Seller shall indemnify, defend and hold harmless Purchaser Indemnitees against and pay on behalf of or reimburse Purchaser Indemnitees as and when incurred for any Adverse Consequences which Purchaser Indemnitees may suffer, sustain or become subject to, resulting from or arising out of those matters set forth on Schedule 10.05 hereto. Seller's obligations under this Section 10.05 shall survive indefinitely. Purchaser agrees that it will make any employees of the Company or the Subsidiaries connected to the matters set forth in Schedule 10.05 reasonably available to Seller, upon Seller's reasonable request and at Seller's sole expense, for the purposes of defending the matters set forth in this Section 10.05.

Method of Asserting Claims

. All claims for indemnification by any Indemnified Party under this Article X will be asserted and resolved as follows:

(a) In the event any claim or demand in respect of which an Indemnified Party might seek indemnity under this Article X is asserted against or sought to be collected from such Indemnified Party by a Person other than Seller or any Affiliate of Seller or of Purchaser (a "Third Party Claim"), the Indemnified Party shall deliver a Claim Notice with reasonable promptness to the Indemnifying Party. The Indemnifying Party will notify the Indemnified Party as soon as practicable within the Dispute Period whether the Indemnifying Party disputes its liability to the Indemnified Party under this Article X and whether the Indemnifying Party desires, at its sole cost and expense, to defend the Indemnified Party against such Third Party Claim.

(i) If the Indemnifying Party notifies the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Indemnified Party with respect to the Third Party Claim pursuant to this Section 10.06(a), then the Indemnifying Party will have the right to defend, at the sole cost and expense of the Indemnifying Party, such Third Party Claim by all appropriate proceedings, which proceedings will be vigorously and diligently prosecuted by the Indemnifying Party to a final conclusion or will be settled at the discretion of the Indemnifying Party (but only with the consent of the Indemnified Party, which consent will not be unreasonably withheld, in the case of any settlement that provides for any relief other than the payment of monetary damages as to which the Indemnified Party will be indemnified in full). The Indemnifying Party will have full control of such defense and proceedings, including (except as provided in the immediately preceding sentence) any settlement thereof and shall keep the Indemnified Party informed of all material developments relating to such proceedings; provided, however, that if requested by the Indemnifying Party, the Indemnified Party will, at the sole cost and expense of the Indemnifying Party, cooperate with the Indemnifying Party and its counsel in contesting any Third Party Claim that the Indemnifying Party elects to contest, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnified Party or any of its Affiliates). The Indemnified Party may retain separate counsel to represent it in, but not control, any defense or settlement of any Third Party Claim controlled by the Indemnifying Party pursuant to this clause (i), and the Indemnified Party will bear its own costs and expenses with respect to such separate counsel except as provided in the preceding sentence and except that the Indemnifying Party will pay the costs and expenses of such separate counsel if (x) in the Indemnified Party's good faith judgment, it is advisable, based on advice of counsel, for the Indemnified Party to be represented by separate counsel because a conflict or potential conflict exists between the Indemnifying Party and the Indemnified Party or (y) the named parties to such Third Party Claim include both the Indemnifying Party and the Indemnified Party and the Indemnified Party determines in good faith, based on advice of counsel, that defenses are available to it that are unavailable to the Indemnifying Party. Notwithstanding the foregoing, the Indemnified Party may retain or take over the control of the defense or settlement of any Third Party Claim the defense of which the Indemnifying Party has elected to control if the Indemnified Party irrevocably waives its right to indemnity under this Article X with respect to such Third Party Claim.

(ii) If the Indemnifying Party fails to notify the Indemnified Party within the Dispute Period that the Indemnifying Party desires to defend the Third Party Claim pursuant to Section 10.06(a), then the Indemnified Party will have the right to defend, at the sole cost and expense of the Indemnifying Party, the Third Party Claim by all appropriate proceedings, which proceedings will be vigorously and diligently prosecuted by the Indemnified Party to a final conclusion or will be settled at the discretion of the Indemnified Party (with the consent of the Indemnifying Party, which consent will not be unreasonably withheld). The Indemnified Party will have full control of such defense and proceedings, including (except as provided in the immediately preceding sentence) any settlement thereof; provided, however, that if requested by the Indemnified Party, the Indemnifying Party will, at the sole cost and expense of the Indemnifying Party, cooperate with the Indemnified Party and its counsel in contesting any Third Party Claim which the Indemnified Party is contesting, or, if appropriate and related to the Third Party Claim in question, in making any counterclaim against the Person asserting the Third Party Claim, or any cross-complaint against any Person (other than the Indemnifying Party or any of its Affiliates). Notwithstanding the foregoing provisions of this clause (ii), if the Indemnifying Party has notified the Indemnified Party within the Dispute Period that the Indemnifying Party disputes its liability hereunder to the Indemnified Party with respect to such Third Party Claim and if such dispute is resolved in favor of the Indemnifying Party in the manner provided in clause (iii) below, the Indemnifying Party will not be required to bear the costs and expenses of the Indemnified Party's defense pursuant to this clause (ii) or of the Indemnifying Party's participation therein at the Indemnified Party's request, and the Indemnified Party will reimburse the Indemnifying Party in full for all reasonable costs and expenses incurred by the Indemnifying Party in connection with such litigation. The Indemnifying Party may retain separate counsel to represent it in, but not control, any defense or settlement controlled by the Indemnified Party pursuant to this clause (ii), and the Indemnifying Party will bear its own costs and expenses with respect to such participation.

(iii) If the Indemnifying Party notifies the Indemnified Party that it does not dispute its liability to the Indemnified Party with respect to the Third Party Claim under this Article X or fails to notify the Indemnified Party within the Dispute Period whether the Indemnifying Party disputes its liability to the Indemnified Party with respect to such Third Party Claim, the Adverse Consequences arising from such Third Party Claim will be conclusively deemed a liability of the Indemnifying Party under this Article X and the Indemnifying Party shall pay the amount of such Adverse Consequences to the Indemnified Party on demand following the final determination thereof. If the Indemnifying Party has timely disputed its liability with respect to such claim, the Indemnifying Party and the Indemnified Party will proceed in good faith to negotiate a resolution of such dispute, and if not resolved through negotiations within the Resolution Period, such dispute shall be resolved by litigation in a court of competent jurisdiction.

(iv) Notwithstanding any other provision of this Section 10.06(a) to the contrary, Purchaser shall have the right to defend all Third Party Claims covered by Section 10.04, by all appropriate proceedings, which proceedings will be vigorously and diligently prosecuted by Purchaser to a final conclusion or will be settled at the discretion of Purchaser (but only with the consent of Seller, which consent will not be unreasonably withheld, in the case of any settlement that provides for any relief involving Seller other than the payment of monetary damages). Purchaser will have full control of such defense and proceedings, including (except as provided in the immediately preceding sentence) any settlement thereof, and shall keep Seller informed of all material developments relating to such proceedings. Seller may retain separate counsel to represent it in, but not control, any defense or settlement of any Third Party Claim controlled by Purchaser pursuant to this Section 10.06(a)(iv) and Seller will bear its own costs and expenses with respect to such counsel.

(b) In the event any Indemnified Party should have a claim under this Article X against any Indemnifying Party that does not involve a Third Party Claim, the Indemnified Party shall deliver an Indemnity Notice with reasonable promptness to the Indemnifying Party. If the Indemnifying Party notifies the Indemnified Party that it does not dispute the claim described in such Indemnity Notice or fails to notify the Indemnified Party within the Dispute Period whether the Indemnifying Party disputes the claim described in such Indemnity Notice, the Adverse Consequences arising from the claim specified in such Indemnity Notice will be conclusively deemed a liability of the Indemnifying Party under this Article X and the Indemnifying Party shall pay the amount of such Adverse Consequences to the Indemnified Party on demand following the final determination thereof. If the Indemnifying Party has timely disputed its liability with respect to such claim, the Indemnifying Party and the Indemnified Party will proceed in good faith to negotiate a resolution of such dispute, and if not resolved through negotiations within the Resolution Period, such dispute shall be resolved by litigation in a court of competent jurisdiction.

(c) In the event of any claim for indemnity under this Article X, each party agrees to give reasonable access to its Books and Records and employees in connection with the matters for which indemnification is sought to the extent a party reasonably deems necessary in connection with its rights and obligations under this Article X.

Requirements for Indemnity

. Notwithstanding anything to the contrary contained in this Agreement, no amounts of indemnity shall be payable as a result of any claim in respect of any and all Adverse Consequences arising under this Article X , (a) unless the Indemnified Party has given the Indemnifying Party a Claim Notice or Indemnity Notice, as applicable, with respect to such claim, setting forth in reasonable detail the specific facts and circumstances pertaining thereto, (i) as soon as practical following the time at which an officer of the Indemnified Party discovered or reasonably should have discovered such claim and (ii) in any event prior to the applicable Cut-off Date, and (b) to the extent that the Indemnified Party had a reasonable opportunity, but failed, in good faith to mitigate the Adverse Consequences, including but not limited to the failure to use commercially reasonable efforts to recover under a policy of insurance or under a contractual right of set-off or indemnity.

Exclusivity

. After the Closing, to the extent permitted by Law, the indemnities set forth in this Article X shall be the exclusive remedies of Purchaser and Seller and their respective officers, directors, employees, agents and Affiliates for any misrepresentation, breach of warranty or nonfulfillment or failure to be performed of any covenant or agreement contained in this Agreement, and the parties shall not be entitled to a rescission of this Agreement or to any further indemnification rights or claims of any nature whatsoever in respect thereof, all of which the parties hereto hereby waive.

TERMINATION

Termination

. This Agreement may be terminated, and the transactions contemplated hereby may be abandoned, at any time prior to the Closing, whether prior to or after the MPC Stockholders' Approval:

(a) by mutual written agreement of Seller, MPC and Purchaser;

(b) by Seller, MPC or Purchaser, in the event that any Order or Law becomes effective, and is non-appealable, restraining, enjoining or otherwise prohibiting or making illegal the consummation of any of the transactions contemplated by this Agreement, upon notification of the non-terminating party by the terminating party;

(c) by Seller, MPC or Purchaser if the MPC Stockholders' Approval shall not be obtained by reason of the failure to obtain the requisite vote upon a vote actually held at the MPC Stockholders' Meeting;

(d) by Seller, MPC or Purchaser (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained herein) if there shall have been a material breach of any of the representations, warranties, covenants or other agreements contained in this Agreement on the part of the other party, which breach either (i) is not cured with fifteen (15) days following written notice by the terminating party to the party committing such breach, or (ii) by its nature, cannot be cured prior to March 31, 2002;

(e) at any time after March 31, 2002, by Seller, MPC or Purchaser upon notification of the non-terminating party by the terminating party if the Closing shall not have occurred on or before such date and such failure to consummate is not caused by a breach of this Agreement by the terminating party;

(f) by Purchaser if (i) the Board of Directors of MPC shall have (A) failed to recommend, or withdrawn, modified or amended in any respect adverse to Purchaser its approval or recommendation of, this Agreement or the transactions contemplated herein or resolved to do so, or (B) approved or recommended a Superior Proposal from a Person (other than Purchaser) or resolved to do so, or (ii) Seller or MPC breaches any of its agreements in Section 4.04, Section 4.11 or Section 4.12; or

(g) by Seller or MPC (but only prior to adoption of the MPC Stockholders' Approval), if the Board of Directors of MPC, by majority vote, shall have determined that an Acquisition Proposal constitutes a Superior Proposal; provided that, (i) MPC shall have provided to Purchaser three (3) Business Days' notice of its intention to terminate this Agreement pursuant to this Section 11.01(g) (which notice shall include the most current version of the agreement to be entered into in connection with the Superior Proposal (or a description of all of the material terms and conditions thereof)), (ii) MPC has complied with the provisions of Section 4.04, Section 4.11 and Section 4.12, (iii) the Superior Proposal is pending at the time of such termination, (iv) the Board of Directors shall have determined in good faith, after giving effect to all concessions and modifications which may be offered by Purchaser pursuant to clause (v) below, and after consultation with its financial advisors and outside legal counsel, that such proposal is a Superior Proposal, (v) during the three (3) Business Days' notice referred to in (i) above, Seller and MPC shall, and shall cause the financial and legal advisors to, negotiate in good faith with Purchaser with respect to any modifications to the terms of this Agreement proposed by Purchaser that would enable MPC and Purchaser to proceed with the transactions contemplated hereby, and (vi) it shall be a condition precedent to the termination of this Agreement by Seller or MPC pursuant to this Section 11.01(g) that Seller and MPC shall have made the payment of the Fee and Expenses required by Section 11.03.

Effect of Termination

. If this Agreement is validly terminated pursuant to Section 11.01 and subject to the payment of amounts due under Section 11.03 below, this Agreement will forthwith become null and void, and there will be no liability or obligation on the part of Seller, MPC or Purchaser (or any of their respective officers, directors, employees, agents or other representatives or Affiliates), except that (i) the provisions with respect to expenses in Section 13.03 and confidentiality in Section 13.05 will continue to apply following any such termination, and (ii) that nothing contained herein shall relieve any party hereto from liability for willful breach of its representations, warranties, covenants or agreements contained in this Agreement.

Fees and Expenses

.

(a) If this Agreement is terminated (i) pursuant to Section 11.01(f) or (g), then Seller and MPC, jointly and severally, shall pay to Purchaser, (A) simultaneously with any termination by Seller or MPC pursuant to Section 11.01(g), and (B) within one Business Day following any termination by Purchaser contemplated by Section 11.01(f), a fee, in cash, equal to $50,000,000 (the "Fee"), and (ii) by Purchaser pursuant to Section 11.01(d), and any Person shall have made an Acquisition Proposal prior to such termination, then MPC and Seller, jointly and severally, shall pay to Purchaser on the date of execution of a definitive agreement with respect to an Acquisition Proposal, or, if earlier, consummation of an Acquisition Proposal, the Fee, provided, however, that no Fee shall be payable pursuant to clause (ii) of this Section 11.03 unless and until, within 12 months of such termination, MPC or Seller enter into a definitive agreement to consummate, or consummates, any transaction the proposal of which would have constituted an Acquisition Proposal, and provided, further, that Seller and MPC shall not in any event be obligated to pay more than one such fee with respect to all such occurrences and such termination. It is understood and agreed that the Fee constitutes liquidated damages and not a penalty.

(b) In addition to the Fee payable pursuant to Section 11.03(a), (i) within one Business Day after the termination of this Agreement pursuant to Section 11.01(c), (f) or (g), or (ii) if this Agreement is terminated by Purchaser pursuant to Section 11.01(d) and Purchaser is entitled to receive a Fee pursuant to Section 11.03(a) in connection with such termination, on the date of the execution of a definitive agreement with respect to an Acquisition Proposal, or, if earlier, consummation of an Acquisition Proposal, Seller and MPC, jointly and severally, shall pay all of Purchaser's Expenses (as defined below) up to a maximum payment pursuant to this Section 11.03(b) of $10,000,000. The term "Expenses" shall include all out-of-pocket expenses and fees (including without limitation fees and expenses payable to all banks, investment banking firms and other financial institutions and their respective agents and counsel for arranging or providing financial advice or financing commitments with respect to this Agreement and the transactions contemplated hereby and all reasonable fees and expenses of counsel, accountants, experts and consultants to Purchaser) actually incurred by Purchaser or on its behalf in connection with the consummation of all transactions contemplated by this Agreement.

DEFINITIONS

Definitions

. (a) Defined Terms. As used in this Agreement, the following defined terms have the meanings indicated below:

"1935 Act" has the meaning ascribed to it in Section 2.25.

"Acquisition Proposal" means any proposal or offer with respect to (i) a merger, reorganization, consolidation, business combination, recapitalization, liquidation, dissolution or similar transaction involving (x) prior to the Restructuring MPC or any of its subsidiaries, and (y) from and after the Restructuring but prior to Closing, Seller or any of its subsidiaries, or (ii) any direct or indirect acquisition of all or any substantial portion of the assets or 10% or more of the equity securities of (x) prior to the Restructuring, MPC or any of its subsidiaries, and (y) from and after the Restructuring but prior to Closing, Seller or any of its subsidiaries, other than, in any such case, the transactions contemplated by this Agreement and the Divestiture.

"Actions or Proceedings" means any action, suit, proceeding, claims, demands, complaints, arbitration or Governmental or Regulatory Authority investigation.

"Adverse Consequences" means all actions, suits, proceedings, hearings, investigations, charges, complaints, claims, demands, injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, deficiencies, costs, liabilities, obligations, taxes, liens, losses, expenses, and fees, including, without limitation, court costs, interest and reasonable fees of attorneys, accountants and other experts or other reasonable expenses of litigation or other proceedings or of any claim, default or assessment.

"Affiliate" means any Person that directly, or indirectly through one or more intermediaries, controls or is controlled by or is under common control with the Person specified. For purposes of this definition, control of a Person means the power, direct or indirect, to direct or cause the direction of the management and policies of such Person whether by Contract or otherwise.

"Affiliate Contract" has the meaning ascribed to it in Section 4.08.

"Affiliated Group" means any affiliated group within the meaning of Code Section 1504(a), or any similar group defined under a similar provision of state, local or foreign Law.

"Agreement" means this Stock Purchase Agreement and the Disclosure Schedule and the certificates delivered in accordance with Sections 6.03 and 7.03, as the same shall be amended from time to time.

"Assets and Properties" of any Person means all assets and properties of every kind, nature, character and description (whether real, personal or mixed, whether tangible or intangible, and wherever situated), including the goodwill related thereto, operated, owned or leased by such Person.

"beneficially" means the beneficial owner of such securities under Rule 13d-3 of the Securities Exchange Act of 1934, as amended, including securities which such Person has a right to acquire (whether such right is exercisable immediately or only after the passage of time).

"Benefit Plan" means any Plan established by MPC, the Company or any Subsidiary, or any predecessor or Affiliate of any of the foregoing, existing at the Closing Date (or at any time within the five (5) year period prior thereto for a Plan subject to Title IV of ERISA), to which MPC, the Company or any Subsidiary contributes or has contributed, or under which any employee, former employee or director of MPC, the Company or any Subsidiary or any beneficiary thereof is covered, is eligible for coverage or has benefit rights.

"Background Materials" has the meaning ascribed to it in Section 3.11.

"Books and Records" means all files, documents, instruments, papers, books and records relating to the Business or Condition of MPC and the Company, including without limitation financial statements, Tax Returns and related work papers and letters from accountants, budgets, pricing guidelines, ledgers, journals, deeds, title policies, minute books, stock certificates and books, stock transfer ledgers, Contracts, Licenses, customer lists, computer files and programs, retrieval programs, operating data and plans and environmental studies and plans.

"Budget" means, with respect to fiscal year 2000, the FY2000 operating and capital budget of MPC and the Subsidiaries attached as Section 12.01 of the Disclosure Schedule hereto, and, with respect to fiscal year 2001, the FY2001 operating and capital budget of MPC and the Subsidiaries which shall be delivered to Purchaser not later than December 15, 2000 provided that the amounts budgeted therein shall be within 5% (plus or minus) of the amounts set forth in Annex II attached hereto for the line items set forth thereon, unless MPC has previously notified Purchaser and Purchaser has consented to such other amounts, such consent not to be unreasonably withheld or delayed.

"Business Day" means a day other than Saturday, Sunday or any day on which banks located in the State of Montana are authorized or obligated to close.

"Business or Condition of MPC and the Company" means the business, financial condition or results of operations of MPC, the Company and the Subsidiaries taken as a whole.

"Cause" means the failure to satisfactorily perform job duties, disruption of the employer's operation, or other legitimate business reason; provided, however, that legitimate business reasons shall not include reductions in force, reorganizations, nor restructuring.

"CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended and the rules and regulations promulgated thereunder.

"CERCLIS" means the Comprehensive Environmental Response and Liability Information System, as provided by 40 C.F.R. Section 300.5.

"Claim Notice" means written notification pursuant to Section 10.06(a) of a Third Party Claim as to which indemnity under Article X is sought by an Indemnified Party, enclosing a copy of all papers served, if any, and specifying the nature of and the basis for such Third Party Claim and for the Indemnified Party's claim against the Indemnifying Party under Article X, together with the amount of, or if not then reasonably determinable, the estimated amount, determined in good faith, of the Adverse Consequences arising from such Third Party Claim.

"Closing" means the closing of the transactions contemplated by Section 1.03.

"Closing Date" means (a) the fifth Business Day after the day on which the last of the consents, approvals, actions, filings, notices or waiting periods described in or related to the filings described in Sections 6.04 through 6.10 and Sections 7.04 through 7.06 has been obtained, made or given or has expired, as applicable, or (b) such other date as Purchaser and Seller mutually agree upon in writing.

"CMPL" means Canadian-Montana Pipe Line Corporation, an Alberta corporation.

"Coal Sale" means the sale, by Entech, of all the outstanding capital stock of Basin Resources Inc., a Colorado corporation, Horizon Coal Services Inc., a Montana corporation, North Central Energy Company, a Colorado corporation, Northwestern Resources Co., a Montana corporation and Western Energy Company, a Montana corporation.

"Code" means the Internal Revenue Code of 1986, as amended, or any replacement, and the rules and regulations promulgated thereunder.

"Colstrip 1, 2 and 3 Transmission Assets" has the meaning ascribed to it in that certain Asset Purchase Agreement, dated October 31, 1998, as amended, by and between PPL Montana LLC and MPC.

"Common Stock" means the common stock, par value $.01 per share, of the Company.

"Company" has the meaning ascribed to it in the forepart of this Agreement.

"Contract" means any agreement, lease, license, evidence of Indebtedness, mortgage, indenture, security agreement or other contract; provided, however, that Contract shall not mean a transaction under a published tariff approved by a Governmental or Regulatory Authority.

"Covered Participants" has the meaning ascribed to it in Section 5.04(e).

"Cut-off Date" means, with respect to any representation, warranty, covenant or agreement contained in this Agreement, the date on which such representation, warranty, covenant or agreement ceases to survive as provided in Section 9.01 or Article X.

"Data Room" has the meaning ascribed to it in Section 3.11.

"Defined Benefit Plan" means each Benefit Plan which is subject to Part 3 of Title I of ERISA, Section 412 of the Code or Title IV of ERISA.

"DES" means Discovery Energy Solutions, Inc., a Montana corporation.

"Disclosure Schedule" means the record delivered to Purchaser by Seller herewith and dated as of the date hereof, containing all lists, descriptions, exceptions and other information and materials as are required to be included therein by Seller pursuant to this Agreement.

"Dispute Period" means the period ending thirty (30) days following receipt by an Indemnifying Party of either a Claim Notice or an Indemnity Notice.

"Divestiture" means the completion of the IPP Sale, the Oil and Gas Sale and the Coal Sale.

"Dollar" or "$" means a United States dollar, the lawful currency of the United States, unless otherwise designated.

"Entech" means Entech, Inc., a Montana corporation.

"Environmental Law" means any Law or Order relating to the regulation or protection of human health, public health or safety or the environment or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including, without limitation, ambient air, soil, surface water, ground water, wetlands, land or subsurface strata), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes.

"Environmental Loss" has the meaning ascribed to it in Section 10.04.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder.

"ERISA Affiliate" means any Person who is in the same controlled group of corporations or who is under common control with Seller or, before the Closing, the Company or any Subsidiary (within the meaning of Section 414 of the Code).

"Exchange Act" means the Exchange Act of 1934, as amended.

"Exon-Florio Amendment" means Section 721 of the Defense Production Act of 1950, as amended, and any successor thereto and the regulations issued pursuant thereto or in consequence thereof.

"Expenses" shall have the meaning ascribed to it in Section 11.03(b).

"Fee" shall have the meaning ascribed to it in Section 11.03(a).

"FCC" means the Federal Communications Commission, or any successor entity thereto.

"FERC" means the Federal Energy Regulatory Commission, or any successor entity thereto.

"Financial Statements" means the consolidated financial statements of MPC and its consolidated subsidiaries delivered to Purchaser pursuant to Section 2.09 or 4.06.

"GAAP" means United States generally accepted accounting principles, consistently applied throughout the specified period and in the immediately prior comparable period.

"Governmental or Regulatory Authority" means any court, tribunal, arbitrator, authority, agency, commission, official or other instrumentality of the United States or Canada or any state, county, city or other political subdivision.

"HSR Act" means Section 7A of the Clayton Act (Title II of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and the rules and regulations promulgated thereunder.

"Income Taxes" means any federal, state, local, or foreign income Tax, including any interest, penalty, or addition thereto, whether disputed or not.

"Income Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Income Taxes, including any schedule or attachment thereto.

"Indebtedness" means, with respect to any Person, whether recourse is to all or a portion of the Assets or Properties of such Person and whether or not contingent, (i) every obligation of such Person for money borrowed, (ii) every obligation for such Person evidenced by bonds, debentures, notes or similar instruments, including obligations incurred in connection with the acquisition of property, assets or businesses, (iii) every obligation of such Person issued or assumed as the deferred purchase price of property or services (but excluding trade accounts payable or accrued liabilities arising in the ordinary course of business), (iv) every capital lease obligation of such Person, (v) the maximum fixed redemption or repurchase price of mandatorily redeemable stock of such Person at the time of determination, (vii) every obligation to pay rent or other payment amounts of such Person with respect to any sale and leaseback transaction to which such Person is a party, (vii) all obligations under interest rate protection, hedging or similar agreements, (ix) every obligation of the type referred to in clauses (i) through (vii) of another Person and all dividends of another Person the payment of which, in either case, such Person has guaranteed or is responsible or liable for, directly or indirectly, as obligor, guarantor or otherwise, or which is secured by a Lien on any Asset or Property of such Person.

"Indemnified Party" means any Person claiming indemnification under any provision of Article X.

"Indemnifying Party" means any Person against whom a claim for indemnification is being asserted under any provision of Article X.

"Indemnity Notice" means written notification pursuant to Section 10.06(b) of a claim for indemnity under Article X by an Indemnified Party, specifying the nature of and basis for such claim, together with the amount or, if not then reasonably determinable, the estimated amount, determined in good faith, of the Adverse Consequences arising from such claim.

"Independent Transmission Company" means a for-profit independent transmission company proposed to be created by MPC, Avista Corp., Portland General Electric Co., Puget Sound Energy, Inc., Sierra Pacific Power Co., and Nevada Power Co., pursuant to the Independent Transmission Company Memorandum of Understanding dated April 26, 2000, or any other independent transmission company of similar nature that conforms to FERC Order 2000, whether in existence or proposed to be created, of which MPC, the Company or any Subsidiary is a member or proposes to be a member.

"Intellectual Property" means all patents and patent rights, trademarks and trademark rights, trade names and trade name rights, service marks and service mark rights, service names and service name rights, brand names, inventions, copyrights and copyright rights, processes, formulae, trade dress, business and product names, logos, slogans, trade secrets, industrial models, processes, designs, methodologies, computer programs (including all source codes but excluding third party commercial software used in the ordinary course of business) and related documentation, technical information, manufacturing, engineering and technical drawings, know-how and all pending applications for and registrations of patents, trademarks, service marks and copyrights.

"Interim Financial Statement Date" means July 31, 2000.

"Interim Financial Statements" means the Financial Statements for the most recent fiscal period of MPC delivered to Purchaser pursuant to Section 2.09(a)(ii).

"IPP Sale" means the sale of the outstanding capital stock of Continental Energy Services, Inc. a Montana corporation, by Entech.

"IRS" means the United States Internal Revenue Service or any successor agency.

"Knowledge of Seller and MPC" (including any correlative term) with respect to a particular fact or other matters, means that any officer of MPC, the Company or any Subsidiary, or a reasonably prudent individual in the position of such officer, after due inquiry, knows or is actually aware of such fact or other matter.

"Laws" means all laws, statutes, rules, regulations, ordinances and other pronouncements having the effect of law of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision or of any Governmental or Regulatory Authority.

"Licenses" means all licenses, permits, certificates of authority, authorizations, approvals, registrations, franchises and similar consents granted or issued by any Governmental or Regulatory Authority.

"Liens" means any mortgage, pledge, assessment, security interest, lease, lien, adverse claim, levy, charge or other encumbrance of any kind, or any conditional sale Contract, title retention Contract or other Contract to give any of the foregoing.

"MPC" has the meaning ascribed to it in the forepart of this Agreement.

"MPC Affiliated Group" means the Affiliated Group of which MPC has been or is the common parent including MPC.

"MPC 401(k) Plan" means the Montana Power Company and Subsidiaries Employee Retirement Savings Plan, as in effect from time to time.

"MPC Pension Plan" has the meaning ascribed to it in Section 5.04(g).

"MPC Stock Option" has the meaning ascribed to it in Section 5.04(i).

"MPC Stockholders' Approval" has the meaning ascribed to it in Section 4.12.

"MPC Stockholders' Meeting" has the meaning ascribed to it in Section 4.11.

"NPL" means the National Priorities List under CERCLA.

"Oil and Gas Sale" means the sale, by Entech, of all the outstanding capital stock and assets of Altana Exploration Company, a Montana corporation, and all the outstanding capital stock of Entech Gas Ventures, Inc., a Montana corporation, Glacier Gas Company, a Montana corporation, North American Resources Company, a Montana corporation, The Montana Power Gas Company, a Montana corporation, The Montana Power Trading & Marketing Company, a Montana corporation, and Altana Exploration Ltd., an Alberta corporation.

"Option" with respect to any Person means any security, convertible security, right, subscription, call, warrant, option, "phantom" stock right or other Contract that gives the right to (i) purchase or otherwise receive or be issued any shares of capital stock of such Person or any security of any kind convertible into or exchangeable or exercisable for any shares of capital stock of such Person or (ii) receive or exercise any benefits or rights similar to any rights enjoyed by or accruing to the holder of shares of capital stock of such Person, including any rights to participate in the equity or income of such Person or to participate in or direct the election of any directors or officers of such Person or the manner in which any shares of capital stock of such Person are voted.

"Order" means any writ, judgment, decree, injunction or other order of any Governmental or Regulatory Authority (in each such case whether preliminary or final).

"Partnership" has the meaning ascribed to it in Section 8.12.

"PBGC" means the Pension Benefit Guaranty Corporation established under ERISA.

"PSC" means the Montana Public Service Commission.

"Permitted Lien" means (i) any Lien for Taxes not yet due or delinquent or being contested in good faith by appropriate proceedings for which adequate reserves have been established in accordance with GAAP, (ii) any statutory Lien arising in the ordinary course of business by operation of Law with respect to a Liability that is not yet due or delinquent and (iii) any minor imperfection of title or similar Lien which individually or in the aggregate with other such Liens could not reasonably be expected to materially adversely affect the Business or Condition of MPC and the Company.

"Pension Benefit Plan" means each Benefit Plan which is a pension benefit plan within the meaning of Section 3(2) of ERISA.

"Person" means any natural person, corporation, limited liability company, general partnership, limited partnership, proprietorship, other business organization, trust, union, association or Governmental or Regulatory Authority.

"Pilko Environmental Reports" means the reports prepared by Pilko & Associates, Inc. for MPC, titled as follows: "Environmental Assessment of Montana Power's Utility Business" (including Attachments A and B thereto) dated June, 2000; "Phase II Investigation Colstrip Project" dated August, 1998; "Phase II Investigation Corette Project" dated August, 1998; "Phase II Investigation Hydroelectric Project Portfolio (except Milltown)" dated August, 1998; and "Phase II Investigation Milltown Hydroelectric Project" dated August, 1998.

"Plan" means any bonus, incentive compensation, deferred compensation, pension, profit sharing, retirement, stock purchase, stock option, stock ownership, stock appreciation rights, phantom stock, leave of absence, layoff, vacation, day or dependent care, legal services, cafeteria, life, health, accident, disability, workmen's compensation or other insurance, severance, separation or other employee benefit plan, practice, policy or arrangement of any kind, whether written or oral, including, but not limited to, any "employee benefit plan" within the meaning of Section 3(3) of ERISA.

"Proxy Statement" has the meaning ascribed to it in Section 2.22.

"Purchase Price" has the meaning ascribed to it in Section 1.02.

"Purchaser" has the meaning ascribed to it in the forepart of this Agreement.

"Purchaser Indemnitees" has the meaning ascribed to it in Section 10.01.

"Qualified Plan" means each Benefit Plan which is intended to qualify under Section 401 of the Code.

"QF" means Qualified Facilities as defined in the Public Utility Regulatory Policies Act of 1978 and the regulations promulgated thereunder, specifically 18 CFR Part 292.

"Regional Transmission Organization" means that not-for-profit corporation incorporated in the State of Washington on April 27, 2000 in relation to the creation of a regional transmission organization (having the characteristics and functions set forth in FERC Order 2000) by and among Avista, the Bonneville Power Authority, Idaho Power Company, MPC, Nevada Power Company, PacifiCorp, Portland General Electric Company, Puget Sound Energy, Inc. and Sierra Pacific Power Company and any other electric energy transmission system owners willing to participate.

"Representatives" has the meaning ascribed to it in Section 4.03.

"Resolution Period" means the period ending thirty (30) days following receipt by an Indemnified Party of a written notice from an Indemnifying Party stating that it disputes all or any portion of a claim set forth in a Claim Notice or an Indemnity Notice.

"Restructuring" means the reorganization of the corporate structure of MPC including, but not limited to, (i) the merger of Entech with and into Entech LLC, a Montana limited liability company wholly owned by MPC, following which Entech LLC shall be the survivor, (ii) the merger of MPC with and into the Company, a Montana limited liability company wholly owned by Seller, pursuant to which shareholders of MPC will receive capital stock of Seller in exchange for capital stock of MPC, and following which the Company shall be the survivor, and (iii) the distribution of the capital stock of Entech LLC by the Company to Seller.

"Rights Agreement" has the meaning ascribed to it in Section 2.27.

"SEC" means the Securities and Exchange Commission or any successor entity thereto.

"Securities Act" means the Securities Act of 1933, as amended.

"Seller" has the meaning ascribed to it in the forepart of this Agreement.

"Seller Indemnitees" has the meaning ascribed to it in Section 10.01(b).

"Subject Defined Benefit Plan" means each Defined Benefit Plan listed and described in Section 2.13(a) of the Disclosure Schedule.

"Subsidiaries" means CMPL, DES, Colstrip Community Services Company, a Montana corporation, Montana Power Services Company, a Montana corporation, and One Call Locators, Ltd., a Montana corporation.

"Substitute Stock Options" has the meaning ascribed to it in Section 5.04(i).

"Superior Proposal" shall mean a bona fide written Acquisition Proposal which the Board of Directors of MPC (prior to the Restructuring and prior to Closing) or Seller (after the Restructuring but prior to Closing) concludes in good faith after consultation with a financial advisor of nationally recognized reputation, taking into account, all legal, financial, regulatory and other aspects of the proposal and the Person making the proposal (including, but not limited to, any break-up fees, expense reimbursement provisions and conditions to consummation), (i) would, if consummated, result in a transaction that is more favorable to all of the stockholders (in their capacities as stockholders) of MPC (prior to the Restructuring) or Seller (after the Restructuring but prior to Closing), from a financial point of view than the transactions contemplated by this Agreement and (ii) is reasonably capable of being consummated; provided, that for purposes of this definition, the term "Acquisition Proposal" shall have the meaning set forth in Section 12.01 except that (x) the reference to "10%" in the definition of "Acquisition Proposal" shall be deemed to be a reference to "51%", (y) "Acquisition Proposal" shall only be deemed to refer to a transaction involving, prior to the Restructuring MPC, and after the Restructuring, but prior to Closing, Seller, and (z) the reference to "assets" shall refer to the assets of, prior to the Restructuring, MPC and its subsidiaries taken as a whole, and after the Restructuring but prior to Closing to Seller and its subsidiaries, taken as a whole, and not the assets of any of the Subsidiaries alone.

"Tax Returns" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

"Taxes" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental, customs duties, capital stock, franchise, profits, withholding, social security, unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

"Third Party Claim" has the meaning ascribed to it in Section 10.06(a).

"Treas Reg." means the regulations (including any proposed or temporary regulations) issued under the Code by the Department of Treasury as they may be amended from time to time, or any applicable successor regulations.

"Units" has the meaning ascribed to it in the recitals to this Agreement.

"Utility Business" has the meaning ascribed to it in Section 2.28.

"Wholesale Transmission Services Agreement" means the Wholesale Transmission Services Agreement dated December 17, 1999, by and between MPC and PP&L Montana, LLC.

(b) Construction of Certain Terms and Phrases. Unless the context of this Agreement otherwise requires, (i) words of any gender include each other gender; (ii) words using the singular or plural number also include the plural or singular number, respectively; (iii) the terms "hereof," "herein," "hereby" and derivative or similar words refer to this entire Agreement; (iv) the terms "Article" or "Section" refer to the specified Article or Section of this Agreement; and (v) the phrase "ordinary course of business" refers to the business of the Company or a Subsidiary. Whenever this Agreement refers to a number of days, such number shall refer to calendar days unless Business Days are specified. All accounting terms used herein and not expressly defined herein shall have the meanings given to them under GAAP. Any representation or warranty contained herein as to the enforceability of a Contract shall be subject to the effect of any bankruptcy, insolvency, reorganization, moratorium or other similar law affecting the enforcement of creditors' rights generally and to general equitable principles (regardless of whether such enforceability is considered in a proceeding in equity or at Law).

MISCELLANEOUS

Notices

. All notices, requests and other communications hereunder must be in writing and will be deemed to have been duly given only if delivered personally or by facsimile transmission or mailed (first class postage prepaid) to the parties at the following addresses or facsimile numbers:

If to Purchaser, to:

NorthWestern Corporation
125 South Dakota Avenue
Sioux Falls, SD 57104-6403
Facsimile No.: (605) 978-2910
Attn: Eric R. Jacobsen
Vice President, General Counsel

with a copy to:

Paul, Hastings, Janofsky, & Walker, LLP
1299 Pennsylvania Avenue, N.W.
Washington, D.C. 20004-2400
Facsimile No.: (202) 508-9700
Attn: Charles A. Patrizia

If to Seller, to:

Touch America Holdings, Inc.
40 East Broadway Street
Butte, Montana 59701-9394
Facsimile No.: (406) 497-2451
Attn: Vice President and General Counsel

If to MPC:

40 East Broadway Street
Butte, Montana 59701-9394
Facsimile No.: (406) 497-2451
Attn: Vice President and General Counsel

, in each case with a copy to:

Milbank, Tweed, Hadley & McCloy LLP
One Chase Manhattan Plaza
New York, NY 10005
Facsimile No.: (212) 530-5219
Attn: John T. O'Connor

All such notices, requests and other communications will (i) if delivered personally to the address as provided in this Section, be deemed given upon delivery, (ii) if delivered by facsimile transmission to the facsimile number as provided in this Section, be deemed given upon receipt, and (iii) if delivered by mail in the manner described above to the address as provided in this Section, be deemed given upon receipt (in each case regardless of whether such notice, request or other communication is received by any other Person to whom a copy of such notice, request or other communication is to be delivered pursuant to this Section). Any party from time to time may change its address, facsimile number or other information for the purpose of notices to that party by giving notice specifying such change to the other party hereto.

Entire Agreement

. This Agreement supersedes all prior discussions and agreements between the parties with respect to the subject matter hereof, including without limitation that certain confidentiality agreement between the parties dated June 1, 2000, and contains the sole and entire agreement between the parties hereto with respect to the subject matter hereof.

Expenses

. Except as otherwise expressly provided in this Agreement (including without limitation as provided in Sections 11.02 and 11.03), whether or not the transactions contemplated hereby are consummated, each party will pay its own costs and expenses incurred in connection with the negotiation, execution and closing of this Agreement and the transactions contemplated hereby.

Public Announcements

. At all times at or before the Closing, MPC, Seller and Purchaser will not issue or make any reports, statements or releases to the public or generally to the employees, customers, suppliers or other Persons to whom MPC, the Company and the Subsidiaries sell goods or provide services or with whom the Company and the Subsidiaries otherwise have significant business relationships with respect to this Agreement or the transactions contemplated hereby (including transition, integration and similar plans) without the consent of the other, which consent shall not be unreasonably withheld. If any party is unable to obtain the approval of its public report, statement or release from the other party and such report, statement or release is, in the opinion of legal counsel to such party, required by Law in order to discharge such party's disclosure obligations, then such party may make or issue the legally required report, statement or release and promptly furnish the other party with a copy thereof. MPC, Seller and Purchaser will also obtain the other party's prior approval which approval shall not be unreasonably withheld of any press release to be issued immediately following the Closing announcing the consummation of the transactions contemplated by this Agreement.

Confidentiality

. Each party hereto will hold, and will use its best efforts to cause its Affiliates, and in the case of Purchaser, any Person who has provided, or who is considering providing, financing to Purchaser to finance all or any portion of the Purchase Price, and their respective Representatives to hold, in strict confidence from any Person (other than any such Affiliate, Person who has provided, or who is considering providing, financing or Representative), unless (i) compelled to disclose by judicial or administrative process (including without limitation in connection with obtaining the necessary approvals of this Agreement and the transactions contemplated hereby of Governmental or Regulatory Authorities) or by other requirements of Law or (ii) disclosed in an Action or Proceeding brought by a party hereto in pursuit of its rights or in the exercise of its remedies hereunder, all documents and information concerning the other party or any of its Affiliates furnished to it by the other party or such other party's Representatives in connection with this Agreement or the transactions contemplated hereby, except to the extent that such documents or information can be shown to have been (a) previously known by the party receiving such documents or information, (b) in the public domain (either prior to or after the furnishing of such documents or information hereunder) through no fault of such receiving party or (c) later acquired by the receiving party from another source if the receiving party is not aware that such source is under an obligation to another party hereto to keep such documents and information confidential; provided that following the Closing the foregoing restrictions will not apply to Purchaser's use of documents and information concerning MPC, the Company and the Subsidiaries furnished by Seller and MPC hereunder. In the event the transactions contemplated hereby are not consummated, upon the request of the other party, each party hereto will, and will cause its Affiliates, any Person who has provided, or who is providing, financing to such party and their respective Representatives to, promptly (and in no event later than five (5) Business Days after such request) redeliver or cause to be redelivered all copies of confidential documents and information furnished by the other party in connection with this Agreement or the transactions contemplated hereby and destroy or cause to be destroyed all notes, memoranda, summaries, analyses, compilations and other writings related thereto or based thereon prepared by the party which furnished such documents and information or its Representatives.

Waiver

. Any term or condition of this Agreement may be waived at any time by the party that is entitled to the benefit thereof, but no such waiver shall be effective unless set forth in a written instrument duly executed by or on behalf of the party waiving such term or condition. No waiver by any party of any term or condition of this Agreement, in any one or more instances, shall be deemed to be or construed as a waiver of the same or any other term or condition of this Agreement on any future occasion. All remedies, either under this Agreement or by Law or otherwise afforded, will be cumulative and not alternative.

Amendment

. This Agreement may be amended, supplemented or modified only by a written instrument duly executed by or on behalf of each party hereto.

No Third Party Beneficiary

. The terms and provisions of this Agreement are intended solely for the benefit of each party hereto and their respective successors or permitted assigns, and it is not the intention of the parties to confer third-party beneficiary rights upon any other Person.

No Assignment; Binding Effect

. Neither this Agreement nor any right, interest or obligation hereunder may be assigned by any party hereto without the prior written consent of the other party hereto and any attempt to do so will be void, except (a) for assignments and transfers by operation of Law and (b) that Purchaser may assign any or all of its rights, interests and obligations hereunder to a wholly-owned subsidiary, provided that any such subsidiary agrees in writing to be bound by all of the terms, conditions and provisions contained herein, but no such assignment referred to in clause (b) shall relieve Purchaser of its obligations hereunder. Subject to the preceding sentence, this Agreement is binding upon, inures to the benefit of and is enforceable by the parties hereto and their respective successors and assigns.

Headings

. The headings used in this Agreement have been inserted for convenience of reference only and do not define or limit the provisions hereof.

Invalid Provisions

. If any provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future Law, and if the rights or obligations of any party hereto under this Agreement will not be materially and adversely affected thereby, (a) such provision will be fully severable, (b) this Agreement will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof, and (c) the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom.

Governing Law

. This Agreement shall be governed by and construed in accordance with the Laws of the State of New York applicable to a Contract executed and performed in such State.

Counterparts

. This Agreement may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

Insurance Coverage After Closing

. The parties hereto agree and acknowledge that, except as disclosed in Section 13.14 of the Disclosure Schedule, each insurance policy listed in Section 2.18 of the Disclosure Schedule maintained by Seller and its Affiliates (including MPC, the Company and the Subsidiaries) shall be available to or cover MPC, the Company and the Subsidiaries or their respective assets, properties, operations and liabilities after the Closing Date, and all benefits and coverage under each such insurance policy shall continue following the Closing Date.

IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officer of each party hereto as of the date first above written.

NORTHWESTERN CORPORATION

By:________________________________

Name:

Title:

TOUCH AMERICA HOLDINGS, INC.

By:________________________________

Name:

Title:

THE MONTANA POWER COMPANY

By_________________________________

Name:

Title:

ANNEX I

ANNEX II

Capital Expenditures $ 60,000,000

Regulated O & M/G & A $106,000,000

Non-Regulated O & M/G & A $ 97,000,000