Form 10-Q/A
period 2000-09-30
MONTANA POWER CO /MT/
filed 2001-04-09
CIK 67727

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE REGARDING FORM 10-Q/A

We are filing this amended quarterly report on Form 10-Q for the third quarter ended September 30, 2000 to revise the consolidated financial statements and to revise accordingly Management's Discussion and Analysis of Financial Condition and Results of Operations. Following discussions with the staff of the Securities and Exchange Commission (SEC) relating to their review of our Preliminary Proxy Statement/Prospectus dated December 27, 2000 and our Revised Proxy Statement/Prospectus dated February 27, 2001, we have reversed a $10,000,000 provision for losses relating to long-term power supply agreements that we previously recorded in the third quarter.

For the quarter ended September 30, 2000, the net effect - after adjusting for income taxes of $3,939,000 - is a $6,061,000 increase in net income, from $25,227,000 to $31,288,000. As a result of the loss reversal, our basic earnings per share for the quarter ended September 30, 2000 increased $0.06, from $0.23 per share to $0.29 per share. For the nine months ended September 30, 2000, the $6,061,000 after-tax increase in net income resulted in net income of $98,984,000 rather than the $92,923,000 figure originally reported. Our basic earnings per share for the nine months ended September 30, 2000 also increased $0.06, from $0.85 per share to $0.91 per share.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, we have amended and revised each item of our Form 10-Q for the quarter ended September 30, 2000 affected by the revision. To preserve the nature and character of the disclosures originally set forth in our 2000 third quarter Form 10-Q - which we filed on November 14, 2000 - this Form 10-Q/A generally does not reflect events occurring after the filing date of our original Form 10-Q, although we have updated certain information that we know has changed since we filed the original Form 10-Q.

For information concerning events that occurred after the November 14, 2000 filing date of our third quarter Form 10-Q, including a discussion of commodity price risk and potential adverse effects that we face as a result of our contractual commitments, see our 2000 Annual Report on Form 10-K, which we expect to file on or before April 10, 2001.

PART I
ITEM 1 - FINANCIAL STATEMENTS
THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Nine Months Ended
	September 30,
	2000	2000	1999
	As Originally Reported	As Revised
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 679,614	$ 679,614	$ 579,674

EXPENSES:
Operations and maintenance	368,941	368,941	262,187
Selling, general, and administrative	118,336	118,336	80,305
Taxes other than income taxes	46,335	46,335	52,551
Depreciation, depletion, and amortization	54,370	54,370	59,854
Provision for future losses relating to long- term power supply agreements	10,000	-	-
	597,982	587,982	454,897

INCOME FROM CONTINUING OPERATIONS	81,632	91,632	124,777

INTEREST EXPENSE AND OTHER:
Interest	26,664	26,664	37,886
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	4,119	4,119	4,119
Other income - net	(14,448)	(14,448)	(5,522)
	16,335	16,335	36,483

INCOME TAXES	25,877	29,816	37,353

NET INCOME FROM CONTINUING OPERATIONS	39,420	45,481	50,941

DISCONTINUED OPERATIONS:
Income from discontinued coal and oil and natural gas operations, net of income taxes	53,503	53,503	37,344

NET INCOME	92,923	98,984	88,285

DIVIDENDS ON PREFERRED STOCK	2,768	2,768	2,768

NET INCOME AVAILABLE FOR COMMON STOCK	$ 90,155	$ 96,216	$ 85,517

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	105,593	105,593	110,177

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.85	$ 0.91	$ 0.78

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	106,814	106,814	110,984

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$ 0.84	$ 0.90	$ 0.77

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 30,
	2000	2000	1999
	As Originally Reported	As Revised
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 272,747	$ 272,747	$ 186,177

EXPENSES:
Operations and maintenance	156,719	156,719	83,304
Selling, general, and administrative	61,261	61,261	29,292
Taxes other than income taxes	16,492	16,492	17,204
Depreciation, depletion, and amortization	21,307	21,307	19,955
Provision for future losses relating to long- term power supply agreements	10,000	-	-
	265,779	255,779	149,755

INCOME FROM CONTINUING OPERATIONS	6,968	16,968	36,422

INTEREST EXPENSE AND OTHER:
Interest	6,927	6,927	12,125
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373	1,373
Other deductions (income) - net	(1,210)	(1,210)	23
	7,090	7,090	13,521

INCOME TAXES	(699)	3,240	10,244

NET INCOME FROM CONTINUING OPERATIONS	577	6,638	12,657

DISCONTINUED OPERATIONS:
Income from discontinued coal and oil and natural gas operations, net of income taxes	24,650	24,650	16,555

NET INCOME	25,227	31,288	29,212

DIVIDENDS ON PREFERRED STOCK	923	923	923

NET INCOME AVAILABLE FOR COMMON STOCK	$ 24,304	$ 30,365	$ 28,289

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	105,628	105,628	110,201

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.23	$ 0.29	$ 0.26

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	106,343	106,343	110,934

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$ 0.23	$ 0.29	$ 0.26

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

	September 30,		December 31,
	2000	2000	1999
	As Originally Reported	As Revised
	(Thousands of Dollars)

PLANT AND PROPERTY IN SERVICE:
UTILITY PLANT (includes $39,794 and $3,782 plant under construction)
Electric	$1,155,358	$1,155,358	$1,126,744
Natural Gas	417,015	417,015	416,383
	1,572,373	1,572,373	1,543,127
Less - accumulated depreciation, depletion, and amortization	530,236	530,236	494,235
	1,042,137	1,042,137	1,048,892
NONUTILITY PROPERTY (includes $271,247 and $134,817 property under construction)	568,870	568,870	975,350
Less - accumulated depreciation, depletion, and amortization	70,213	70,213	319,506
	498,657	498,657	655,844
	1,540,794	1,540,794	1,704,736
INTANGIBLES (net of accumulated amortization
of $926 and $317)	156,588	156,588	922

MISCELLANEOUS INVESTMENTS:
Telecommunications investments	43,457	43,457	39,678
Reclamation fund	-	-	43,459
Other	55,882	55,882	76,382
	99,339	99,339	159,519
CURRENT ASSETS:
Cash and cash equivalents	-	-	554,407
Temporary investments	-	-	40,417
Accounts receivable, net of allowance for doubtful accounts	173,989	173,989	182,248
Materials and supplies (principally at average cost)	18,519	18,519	37,928
Prepayments and other assets	61,819	61,819	53,733
Deferred income taxes	8,981	8,981	18,303
Investment in discontinued segments	334,913	334,913	-
	598,221	598,221	887,036

DEFERRED CHARGES:
Advanced coal royalties	-	-	12,506
Regulatory assets related to income taxes	60,423	60,423	60,538
Regulatory assets - other	149,117	149,117	150,486
Deferred income taxes	12,262	8,323	-
Other deferred charges	8,912	8,912	73,000
	230,714	226,775	296,530

	$2,625,656	$2,621,717	$3,048,743

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,		December 31,
	2000	2000	1999
	As Originally Reported	As Revised
	(Thousands of Dollars)

CAPITALIZATION:
Common shareholders' equity:
Common stock (240,000,000 shares without par value authorized; 110,313,196 and 110,218,973 shares issued)	$ 704,440	$ 704,440	$ 702,773
Treasury stock (4,682,100 shares authorized, issued, and repurchased by the Company)	(144,872)	(144,872)	(144,872)
Unallocated stock held by trustee for Retirement Savings Plan	(18,048)	(18,048)	(20,401)
Retained earnings and other shareholders' equity	510,981	517,042	488,975
Accumulated other comprehensive loss	(20,826)	(20,826)	(17,659)
	1,031,675	1,037,736	1,008,816

Preferred stock	57,654	57,654	57,654
Company obligated mandatorily redeemable preferred securities of subsidiary trust, which holds solely Company junior subordinated debentures	65,000	65,000	65,000
Long-term debt	394,184	394,184	618,512
	1,548,513	1,554,574	1,749,982

CURRENT LIABILITIES
Long-term debt - portion due within one year	78,309	78,309	58,955
Short-term borrowing	108,500	108,500	-
Current portion of deferred revenues	24,958	24,958	24,962
Dividends payable	25,277	25,277	22,746
Income taxes	19,596	19,596	152,739
Other taxes	43,140	43,140	54,630
Accounts payable	70,439	70,439	115,654
Interest accrued	7,796	7,796	11,597
Other current liabilities	108,329	98,329	67,315
	486,344	476,344	508,598

DEFERRED CREDITS:
Deferred income taxes	-	-	8,847
Investment tax credits	12,974	12,974	13,330
Accrued mining reclamation costs	-	-	135,075
Deferred revenue	248,320	248,320	311,751
Net proceeds from the generation sale	215,390	215,390	219,726
Other deferred credits	114,115	114,115	101,434
	590,799	590,799	790,163

CONTINGENCIES AND COMMITMENTS (Notes 13 and 14)
	$2,625,656	$2,621,717	$3,048,743

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For Nine Months Ended
	September 30,
	2000	2000	1999
	As Originally Reported	As Revised
	(Thousands of Dollars)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$ 39,420	$ 45,481	$ 50,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	54,370	54,370	59,854
Deferred income taxes	(1,478)	2,461	(66,036)
Noncash earnings from unconsolidated investments	(6,245)	(6,245)	(12,301)
Gains on sales of property and investments	(25,989)	(25,989)	47
Other noncash charges to net income - net	16,717	16,717	15,298
Changes in assets and liabilities:
Accounts and notes receivable	(58,544)	(58,544)	56,392
Income taxes	(136,303)	(136,303)	(107,535)
Accounts payable	6,442	6,442	1,601
Deferred revenue	(59,768)	(59,768)	228,981
Temporary investments	40,417	40,417	-
Other assets and liabilities - net	129,416	119,416	32,754

Net cash provided by (used for) continuing operations	(1,545)	(1,545)	259,996
Net cash provided by discontinued operations	60,953	60,953	27,675
Net cash provided by operating activities	59,408	59,408	287,671

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - other	(270,906)	(270,906)	(125,779)
Qwest acquisition	(205,883)	(205,883)	-
Proceeds from sales of property and investments	64,245	64,245	25,003
Additional investments	(671)	(671)	(919)

Net cash used for continuing investing activities	(413,215)	(413,215)	(101,695)
Net cash used for discontinued investing activities	(52,384)	(52,384)	(31,570)
Net cash used for investing activities	(465,599)	(465,599)	(133,265)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(66,130)	(66,130)	(68,872)
Sales of common stock	1,728	1,728	652
Issuance of long-term debt	116,997	116,997	21,772
Retirement of long-term debt	(300,744)	(300,744)	(89,749)
Net change in short-term borrowing	108,500	108,500	(32,220)

Net cash used for continuing financing activities	(139,649)	(139,649)	(168,417)
Net cash provided by (used for) discontinued financing activities	(8,567)	(8,567)	3,895
Net cash used for financing activities	(148,216)	(148,216)	(164,522)

CHANGE IN CASH FLOWS	(554,407)	(554,407)	(10,116)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	554,407	554,407	10,116
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During Nine Months For:
Income taxes, net refunds	$ 171,790	$ 171,790	$ 212,280
Interest	35,204	35,204	46,541

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

We have made reclassifications to certain prior-year amounts to make them comparable to the 2000 presentation. These reclassifications had no material effect on our previously reported consolidated financial position, results of operations, or cash flows.

We are filing this amended quarterly report on Form 10-Q for the third quarter ended September 30, 2000 to revise the consolidated financial statements. Following discussions with the staff of the SEC relating to their review of our Preliminary Proxy Statement/Prospectus dated December 27, 2000 and our Revised Proxy Statement/Prospectus dated February 27, 2001, we have reversed a $10,000,000 provision for losses relating to long-term power supply agreements that we previously recorded in the third quarter.

For the quarter ended September 30, 2000, the net effect - after adjusting for income taxes of $3,939,000 - is a $6,061,000 increase in net income, from $25,227,000 to $31,288,000. As a result of the loss reversal, our basic earnings per share for the quarter ended September 30, 2000 increased $0.06, from $0.23 per share to $0.29 per share. For the nine months ended September 30, 2000, the $6,061,000 after-tax increase in net income resulted in net income of $98,984,000 rather than the $92,923,000 figure originally reported. Our basic earnings per share for the nine months ended September 30, 2000 also increased $0.06, from $0.85 per share to $0.91 per share.

NOTE 1 - OCTOBER 31, 2000 DIVESTITURE OF OIL AND NATURAL GAS BUSINESSES AND PENDING DIVESTITURE OF REMAINING ENERGY BUSINESSES

On March 28, 2000, we announced our decision to separate our telecommunications business from our energy businesses through stock sales of our energy businesses. When we complete the sales, the last of which we expect to close in mid-2001, Touch America, Inc. will remain as the entity through which we will continue to conduct our telecommunications business. We intend to invest the gross proceeds received from the sales of our energy businesses - approximately $1,300,000,000 before taxes and transaction costs - into Touch America.

October 31, 2000 Divestiture of Oil and Natural Gas Businesses

On August 25, 2000, our wholly owned subsidiary, Entech, Inc., and Altana Exploration Company, Entech's wholly owned subsidiary, entered into a Stock and Asset Purchase Agreement with PanCanadian Petroleum Limited, a Canadian corporation (PanCanadian Petroleum), and one of PanCanadian Petroleum's wholly owned subsidiaries, PanCanadian Energy, Inc., a Delaware corporation (PanCanadian Energy). Pursuant to the Stock and Asset Purchase Agreement, PanCanadian Petroleum agreed to purchase from us all of the stock and assets of our Canadian oil and natural gas businesses, and PanCanadian Energy agreed to purchase from us all of the stock of our United States oil and natural gas businesses. The transaction closed on October 31, 2000, with a purchase price of US$475,000,000, subject to post-closing adjustments. Based on the net book value of our oil and natural gas businesses, we expect to record a gain on the sale of these properties. For information on the accounting treatment applied to these operations, see Note 2, "Discontinued Operations."

Pending Divestiture of Remaining Energy Businesses

Coal Operations

On September 15, 2000, Entech entered into a Stock Purchase Agreement with Westmoreland Coal Company, a Delaware corporation (Westmoreland), pursuant to which Westmoreland agreed to purchase the companies comprising our coal businesses. The purchase price is $138,000,000, subject to customary closing adjustments, and we expect the transaction to close at approximately the beginning of the second quarter 2001. For information on the accounting treatment applied to these operations, see Note 2, "Discontinued Operations."

Continental Energy Services, Inc.

On September 19, 2000, Entech entered into a Stock Purchase Agreement with BBI Power Corporation, a Delaware corporation, pursuant to which BBI Power agreed to purchase the stock of Continental Energy Services, Inc., our independent power business. The purchase price is $84,500,000, subject to customary closing adjustments. We expect the transaction to close in early 2001, subject to customary closing and other conditions.

The Montana Power LLC

On September 29, 2000, we, together with our affiliate, Touch America Holdings, Inc., a Delaware corporation, entered into a Unit Purchase Agreement with NorthWestern Corporation, a Delaware corporation (NorthWestern), pursuant to which NorthWestern agreed, as discussed below, to purchase our affiliate, The Montana Power LLC, a Montana limited liability company. The Montana Power LLC will hold - among other assets, liabilities, commitments, and contingencies - our electric and natural gas utility business. The consideration is approximately $1,090,000,000, comprised of cash of $602,000,000 and NorthWestern's assumption of up to $488,000,000 of our debt.

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

This transaction is targeted to close approximately three months after our Proxy Statement/Prospectus is filed and becomes effective. The closing is subject to the approval of our shareholders, regulatory approvals from the Montana Public Service Commission (PSC) and the Federal Energy Regulatory Commission (FERC), and other customary conditions, including any necessary antitrust determinations.

NOTE 2 - DISCONTINUED OPERATIONS

As a result of our Board of Directors' approval of the definitive agreements entered into with respect to our oil and natural gas and coal operations, we applied discontinued operations accounting to these operations - effective August 22, 2000 for our oil and natural gas operations and September 14, 2000 for our coal operations. Accordingly, we have separately reported net income after income taxes from oil and natural gas and coal operations in income from discontinued operations for all periods presented to reflect the reclassification of our oil and natural gas and coal operations as discontinued operations. With respect to our Consolidated Balance Sheet at September 30, 2000, we have netted assets and liabilities of oil and natural gas and coal operations in "investment in discontinued segments." We have reported cash flows of oil and natural gas and coal operations as "net cash provided by discontinued operations," "net cash used for discontinued investing activities," and "net cash provided by (used for) discontinued financing activities" for all periods presented.

As discussed in Note 3, "Upcoming Special Meeting of Shareholders," our proposed restructuring and sale of all of the outstanding membership interests in The Montana Power LLC are subject to shareholder approval. As a result, we have not yet implemented discontinued operations accounting for our utility operations. Because Colstrip Unit 4 has historically been reported as part of the independent power group segment with Continental Energy Services, Inc., that entire segment will not be afforded discontinued operations accounting treatment until we receive the shareholder approval required for our restructuring and the sale of our remaining utility business. Consequently, Continental Energy's results of operations are reported under continuing operations.

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

Shareholder approval is required to divest The Montana Power LLC and to become, through this restructuring, a telecommunications company. We have targeted approximately two months after our prospectus/proxy statement is filed and becomes effective to hold a special meeting of shareholders to approve these transactions.

If the restructuring and sale are completed, our shareholders will receive one share of Touch America Holdings' common stock for each share of our current common stock, and one share of Touch America Holdings' preferred stock for each share of our then-outstanding preferred stock.

NOTE 4 - ACQUISITION OF TELECOMMUNICATIONS PROPERTIES

On June 30, 2000, in accordance with a previously executed stock purchase agreement, we acquired from Qwest Communications International Inc. (Qwest) wholesale, private-line, long-distance, and other telecommunications services in former U S WEST's fourteen-state region associated with Qwest's interLATA businesses for approximately $206,000,000, subject to certain adjustments. We estimate that Touch America's related capital expenditures, mainly to install optronics on new routes, will be an additional $70,000,000. The fourteen-state region covers approximately 250,000 customer accounts for voice, data, and video services. Touch America also acquired a fiber-optic network of 1,800 route miles and associated optronics and switches that will connect to Touch America's existing fiber-optic network. As a result of the acquisition, Touch America acquired 173 of Qwest's former sales and sales-support personnel in the fourteen-state region.

Our September 30, 2000 Consolidated Balance Sheet includes approximately $60,000,000 of net nonutility plant and approximately $146,000,000 of intangible assets related to the Qwest acquisition. An independent third party is presently appraising the value of the properties acquired. When this appraisal is complete, which is expected to occur in early 2001, we will adjust our allocation of the purchase price among the various balance sheet classifications, if necessary.

For more information on this acquisition, see the audited historical and unaudited pro forma financial information contained in our Form 8-K/A filed with the SEC on September 15, 2000.

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

In implementing our comprehensive transition plan, we initiated litigation in Montana District Court in Butte to address our ability to use tracking mechanisms to ensure fair and accurate recovery of above-market QF costs and certain other transition costs. We also sought court clarification on whether the Electric Act authorized a rate freeze, which means that rates cannot change, or a rate cap, which means that rates cannot increase more than a certain level, during the transition period that ends July 1, 2002.

The district court issued an order in May 2000. The court ruled that the PSC must allow us to incorporate tracking mechanisms in our transition plan proposal. The court also ruled that the Electric Act authorized a rate cap. The PSC appealed to the Montana Supreme Court the court's decision regarding tracking mechanisms, and we did not appeal its decision regarding the rate cap. The parties completed briefing of the tracking-mechanisms issue in October 2000 and are awaiting a decision from the Montana Supreme Court, which has requested amicus briefs and will schedule oral argument.

After the district court case, we updated our Tier II filing to reflect the closing of the sale of our electric generating assets. The PSC has suspended the procedural schedule and, therefore, we do not expect an order from the PSC until the third or fourth quarter 2001.

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

On August 11, 2000, we filed a combined rate case with the PSC, seeking increased electric and natural gas rates. We requested increased annual electric transmission and distribution revenues of approximately $38,500,000, with a proposed interim annual increase of approximately $24,900,000. We expect a decision from the PSC regarding our interim request during the fourth quarter 2000 and a final order in April 2001.

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

As discussed above, we submitted a combined filing with the PSC on August 11, 2000, seeking increased natural gas and electric rates. We requested increased annual natural gas revenues of approximately $12,000,000, with a proposed interim annual increase of approximately $6,000,000. We expect a decision from the PSC regarding our interim request during the fourth quarter 2000 and a final order in April 2001.

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

NOTE 6 - LONG-TERM DEBT

On January 3, 2000, we made a payment of approximately $10,200,000 for our share of the costs associated with the Kerr mitigation plan (Plan). This amount represented our final liability for costs under the Plan through the December 17, 1999 sale date of our electric generating assets. For further information regarding the Plan, see Note 13, "Contingencies."

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

On November 8, 2000, we replaced a $200,000,000 90-Day Credit Agreement with a $400,000,000 5-year Senior Secured Credit Facility, with Touch America as the borrower, for use in our telecommunications operations. The loan facility consists of a $200,000,000 term loan and $200,000,000 revolver, either of which we may use for short- or long-term borrowing. Under this facility, interest is assessed against outstanding balances at a variable rate based on Touch America's credit rating and the London Interbank Offered Rate, and annual commitment fees are based on the amount of loans outstanding.

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

NOTE 9 - COMMON STOCK

In 1998, our Board of Directors authorized a share-repurchase program over the next five years to repurchase up to 20,000,000 shares (approximately 18 percent of our then-outstanding common stock) on the open market or in privately negotiated transactions. As of November 8, 2000, we had 105,665,479 common shares outstanding. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions, and other factors, including alternative investment opportunities.

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

For comparative purposes, the following table shows consolidated basic net income per share.

	Nine Months Ended			Quarter Ended
	September 30,			September 30,
	2000 As Originally Reported	2000 As Revised	1999	2000 As Originally Reported	2000 As Revised	1999
Continuing Operations	$0.35	$0.41	$0.44	$0.00	$0.06	$0.11
Discontinued Operations	0.50	0.50	0.34	0.23	0.23	0.15

Consolidated	$0.85	$0.91	$0.78	$0.23	$0.29	$0.26

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. For the nine months ended September 30, 2000 and September 30, 1999, comprehensive income was approximately $18,839,000 and $21,429,000, respectively. For the nine months ended September 30, 2000 and 1999, our only item of other comprehensive income was foreign currency translation adjustments of the assets and liabilities of our foreign subsidiaries. These adjustments resulted in decreases to retained earnings of $3,167,000 in 2000 and increases of $2,096,000 in 1999. We will reclassify the other comprehensive income of our foreign subsidiaries to a translation loss of approximately $21,200,000 upon realization of the gain from the sale of our oil and natural gas businesses in the fourth quarter 2000.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS

Prior to the sale of our oil and natural gas operations, including The Montana Power Trading & Marketing Company (MPT&M) - our energy trading and marketing affiliate - we used derivative financial instruments to reduce earnings volatility and stabilize cash flows by hedging some of the price risk associated with our nonutility energy commodity-producing assets, contractual commitments for firm supply, and natural gas transportation agreements. As discussed in Note 1, "October 31, 2000 Divestiture of Oil and Natural Gas Businesses and Pending Divestiture of Remaining Energy Businesses," we sold all of the stock of our oil and natural gas businesses - including MPT&M - on October 31, 2000 and, therefore, no longer use derivative financial instruments except as discussed below.

Electric Swap Agreements

In June 1998, prior to our August 1998 decision to exit the electric trading and marketing business, MPT&M entered into a derivative financial transaction called a "price swap" in conjunction with one of our electric retail sales agreements. On October 30, 2000, we entered into an additional swap transaction. For further information regarding the swap transactions, see Note 13, "Contingencies," under "Long-Term Power Supply Agreements."

Natural Gas Utility Swap

By drilling wells and adding compression at our Cobb storage reservoir, we are able to sell natural gas that had been held in reserve to provide firm storage deliverability to our customers. We therefore contracted to sell, from October 2000 through March 2001, 1,760,000 dekatherms from that reservoir at a monthly market index price. To reduce our exposure to fluctuations of the market index price, we entered into a swap agreement with a counterparty that effectively converts that index price to a fixed price for 903,000 dekatherms associated with these sales from December 2000 through February 2001. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," we defer recognition of gains or losses resulting from the swap until the PSC approves the inclusion of these items in future rate schedules.

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

Long-Term Power Supply Agreements

Long-term power supply agreements, primarily an agreement with a large industrial customer, have exposed us to losses and potential future losses. That agreement obligates us to deliver to our customer one half of its electric energy at a fixed price and the remainder at an index-based price with a cap. When the agreement expires at the end of 2002, the customer has an option to extend the agreement through 2004. If the customer exercises this option, however, only index-based prices with no cap would apply during the extension period. Until the end of 2002, we must supply this and other industrial customers with electric energy purchased through an agreement indexed to the Mid-Columbia (Mid-C) market. As a result, we are exposed to the risk that the electric energy purchased at Mid-C rates can be higher than the fixed sales rates that we receive pursuant to our power supply agreements.

In June 1998, we entered into a swap with the industrial customer whose agreement exposes us to most of our risk, so that the customer could effectively purchase all of its electric energy from us at a fixed rate. At the same time, we entered into a separate fixed-price purchase and related Mid-C index sale of equivalent volumes of electric energy with other counterparties to hedge that swap and eliminate our exposure to fluctuating market prices. Both the purchase and sale agreements with the other counterparties remain effective through May 2001. During the third quarter 2000, however, our industrial customer who exposes us to most of the commodity price risk increased its electric energy consumption, and wholesale electric prices increased substantially. The swap and related physical offset did not extend to the increase in our customer's consumption.

Specifically, the average monthly purchases of electric energy by this industrial customer increased more than 30 percent during the third quarter 2000 compared to the second quarter 2000. Average monthly wholesale electric prices in the Pacific Northwest, based on the Mid-C price index, more than doubled during the third quarter 2000 compared to the second quarter 2000. Because of these two events, the expenses of supplying our customers with electric energy during the third quarter 2000 exceeded the associated revenues earned from these customers and the swap and physical offset by approximately $8,400,000. By contrast, for the entire six months ended June 30, 2000, the expenses incurred to supply these customers exceeded the associated revenues earned from these customers and the swap and physical offset by approximately $2,000,000.

To mitigate future losses, we entered into a five-month agreement on October 30, 2000 with a counterparty - a fixed-for-floating financial swap whereby we fixed our purchase price on a portion of the electric energy needed to supply our industrial customers in exchange for a Mid-C index-based price. As long as our industrial customers do not materially change their estimated electric usage, this swap will allow us to fix the total cost of supplying their electric energy during the term of the swap and, therefore, in conjunction with our existing agreements, should limit our losses from supplying these customers during the term of the swap.

Based on the anticipated effects of the existing purchase and sales agreements, the financial swaps, and customer usage estimates, we expect to experience losses of approximately $6,000,000 in the fourth quarter 2000 and losses of approximately $4,000,000 in the first quarter 2001. If we continue to purchase electric energy at index-based market rates, or do not have other effective swaps in place, we estimate that the losses on agreements with these industrial customers - based on customer usage estimates and on forward price projections and broker quotations as of September 18, 2000 - could aggregate approximately $6,000,000 in the second quarter 2001 and more in subsequent quarters. Because of the volatility of the electric energy market in the western United States, particularly in the Pacific Northwest, and alternative supply possibilities for these customers in the future, we believe that estimating losses that we may experience beyond the second quarter 2001 would not be meaningful.

We will continue to recognize losses on these agreements if and as they occur. We continue to seek other opportunities to mitigate the commodity price risk associated with our power supply agreements, although we cannot assure that these efforts ultimately will be successful.

Miscellaneous

We and our subsidiaries are parties to various other legal claims, actions and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 14 - COMMITMENTS

Sales Commitments

Touch America's Commitments

Construction Projects

Touch America has contracted with Northern Telecom, Inc. (Nortel) to furnish and install optical electronic equipment on certain fiber-optic networks. We expect Nortel to complete these installations in the fourth quarter 2000 at a cost of approximately $43,800,000, of which we have paid approximately $18,700,000 in 2000. The remaining amount is scheduled for payment before the end of 2000 as various segments of the fiber-optic network under construction, discussed below, are completed. Touch America also entered into an arrangement with Nortel for an estimated $70,000,000 of installations of Nortel's optical electronic equipment related to Touch America's acquisition of properties from Qwest, discussed below under " Investments and Acquisitions," and in Note 4, "Acquisition of Telecommunications Properties." At September 30, 2000, Touch America had expended approximately $33,000,000 of the estimated $70,000,000 installation cost.

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

In June 1999, Touch America and Iowa Network Services, Inc. (INS) formed Iowa Telecommunications Services, Inc. (ITS) to purchase from a third party domestic access lines connected to telephone exchanges in Iowa. However, because the organizational and capital structure of ITS did not fit Touch America's growth strategy, Touch America exited from its equity position in ITS in April 2000, with no gain or loss recorded. Under the terms of the exit agreement:

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

The second agreement, with the Chicago Transit Authority, gives Touch America an exclusive and non-cancelable right to use 6 ducts along an approximately 18-mile route for 22 years, with an option to renew upon the mutual agreement of the parties. Touch America will pay $9,000,000 for these rights, of which $2,250,000 was paid in August 2000. Annual maintenance fees are expected to be approximately $45,000 per year.

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

NOTE 15 - INFORMATION ON INDUSTRY SEGMENTS

Our continuing telecommunications operation owns, operates, and develops a fiber-optic network and provides wireless services mainly through Personal Communication Services and Local Multi-Point Distribution Services. Our telecommunications operation offers a full line of high-speed voice, data, video, and Internet services; provides colocation services; leases dark fiber and conduit rights on the network; and offers construction management oversight services for installation of fiber networks. Our continuing utility operations purchase, transmit, and distribute electricity and natural gas, and the Colstrip Unit 4 division manages long-term power supply agreements. Continental Energy develops and invests in independent power project and other energy-related businesses. In our discontinued operations, we mine and sell coal and lignite; and explore for, develop, produce, process, and sell crude oil and natural gas and trade crude oil, natural gas, and natural gas liquids. We closed the sale of our discontinued oil and natural gas operations on October 31, 2000.

Identifiable assets of each industry segment are principally those assets used in our operation of those industry segments. Corporate assets are principally cash and cash equivalents and temporary investments.

We consider segment information for foreign operations immaterial.

The following tables present selected information on our industry segments' continuing operations:

NOTE 15 - INFORMATION ON INDUSTRY SEGMENTS

Operations Information
	Nine Months Ended
	September 30, 2000
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers from continuing operations	$ 175,884	$ 363,863	$ 82,403
Earnings from unconsolidated investments	(657)	-	-
Intersegment sales from continuing operations	334	840	185
Pretax operating income from continuing operations	35,868	12,915	6,480
Capital expenditures	403,751(a)	32,773	8,035
Identifiable assets	752,275(b)	1,142,167	303,605

CONTINUING (continued)
	CES	Other	Corporate

Sales to unaffiliated customers from continuing operations	$ 750	$ 6,944	$ -
Earnings from unconsolidated investments	50,427	-	-
Intersegment sales from continuing operations	-	1,152	-
Pretax operating income (loss) from continuing operations	48,523	(12,154)	-
Capital expenditures	6,343	11,326	14,561
Identifiable assets	26,460	741	63,768

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(c)	Consolidated Total

Sales to unaffiliated customers from continuing operations	$ 629,844	$ -	$ 629,844
Earnings from unconsolidated investments	49,770	-	49,770
Intersegment sales from continuing operations	2,511	(2,511)	-
Pretax operating income from continuing operations	91,632	-	91,632
Capital expenditures	476,789	-	476,789
Identifiable assets	2,289,016	635,123(d)	2,924,139

(a) This amount includes approximately $205,900,000 related to the June 30 telecommunications acquisition.

(b) This amount includes approximately $145,600,000 of intangible assets related to the June 30 telecommunications acquisition, which may be allocated among various classifications pending an appraisal by an independent third party.

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

Operations Information
	Quarter Ended
	September 30, 2000
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers from continuing operations	$ 122,845	$ 127,616	$ 15,449
Earnings from unconsolidated investments	(385)	-	-
Intersegment sales from continuing operations	-	(1,314)	(50)
Pretax operating income (loss) from continuing operations	23,626	(3,453)	(4,887)
Capital expenditures	153,231	18,333	6,138
Identifiable assets	752,275	1,142,167	303,605

CONTINUING (continued)
	CES	Other	Corporate

Sales to unaffiliated customers from continuing operations	$ 251	$ 453	$ -
Earnings from unconsolidated investments	6,518	-	-
Intersegment sales from continuing operations	-	(843)	-
Pretax operating income (loss) from continuing operations	6,406	(4,724)	-
Capital expenditures	5,568	694	2,645
Identifiable assets	26,460	741	63,768

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers from continuing operations	$ 266,614	$ -	$ 266,614
Earnings from unconsolidated investments	6,133	-	6,133
Intersegment sales from continuing operations	(2,207)	2,207	-
Pretax operating income from continuing operations	16,968	-	16,968
Capital expenditures	186,609	-	186,609
Identifiable assets	2,289,016	635,123(b)	2,924,139

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

As discussed in Note 1, "October 31, 2000 Divestiture of Oil and Natural Gas Businesses and Pending Divestiture of Remaining Energy Businesses," we expect to complete the sale of Continental Energy in early 2001, are targeting the beginning of the second quarter 2001 to complete the sale of our coal business, and expect to complete the restructuring and sale of our utility business approximately three months after our Proxy Statement/Prospectus is filed and becomes effective. We sold our oil and natural gas businesses - including MPT&M, which engaged in energy trading and marketing activities - on October 31, 2000. While we have begun a review of our commodity purchase and sale agreements to evaluate exposure to potential embedded derivatives, we do not expect the adoption of SFAS No. 137, as amended by SFAS No. 138, to have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion in conjunction with the statements included in our Annual Report on Form 10-K for the year ended December 31, 1999 at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Warnings About Forward-Looking Statements

This Amended Quarterly Report on Form 10-Q/A may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are qualified by and should be read together with the cautionary statements and important factors included in our Annual Report on Form 10-K for the year ended December 31, 1999. See Part I, "Warnings About Forward-Looking Statements."

We are including the following cautionary statements to make applicable and take advantage of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on our behalf, in this Form 10-Q/A. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements, which are statements other than those of historical fact. Forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "believes," and similar expressions. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date that we file this Form 10-Q/A.

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

  Market prices;

  Risks associated with long-term power supply agreements containing fixed-price terms;

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

On October 24, 2000, in conjunction with the pending divestiture of our energy businesses and our transition to a telecommunications enterprise under Touch America, our Board of Directors decided to eliminate ongoing dividend payments on common stock effective the first quarter 2001. The final quarterly dividend on our common stock was $0.20 per share, payable on November 1, 2000. The Board's decision did not affect dividends on preferred stock.

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

For the Nine Months Ended September 30, 2000 and 1999:

Net Income Per Share of Common Stock (Basic)

Year-to-date earnings were $0.91 per share, $0.13 per share more than year-to-date 1999 earnings of $0.78 per share, an increase of 17 percent. Earnings from continuing telecommunications, utility, Continental Energy, and other operations were $0.41 per share, compared with $0.44 per share last year, a decrease of 7 percent. Earnings from discontinued coal and oil and natural gas operations were $0.50 per share, up 47 percent from the $0.34 per share figure of a year earlier.

Income from Continuing Operations

    Income from our telecommunications operations increased approximately $8,500,000 due to higher revenues resulting from customer growth, primarily attributable to the June 30, 2000 telecommunications acquisition.

    Income from electric utility operations decreased approximately $69,900,000 compared with the nine months ended September 30, 1999, mainly because of the effects of the fourth quarter 1999 sale of our electric generating assets and unplanned outages at our Colstrip Unit 4 plant during the third quarter 2000.

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

For comparative purposes, the following table shows consolidated basic net income per share.

	Nine Months Ended
	September 30,
	2000 As Originally Reported	2000 As Revised	1999
Continuing Operations	$0.35	$0.41	$0.44
Discontinued Operations	0.50	0.50	0.34

Consolidated	$0.85	$0.91	$0.78

CONTINUING OPERATIONS

	Nine Months Ended
	September 30,
	2000	2000	1999
	As Originally Reported	As Revised
	(Thousands of Dollars)

TELECOMMUNICATIONS:

REVENUES:
Revenues	$ 175,884	$ 175,884	$ 60,295
Earnings from unconsolidated investments	(657)	(657)	10,268
Intersegment revenues	334	334	639
	175,561	175,561	71,202
EXPENSES:
Operations and maintenance	83,016	83,016	25,842
Selling, general, and administrative	39,645	39,645	8,887
Taxes other than income taxes	4,328	4,328	2,332
Depreciation and amortization	12,704	12,704	6,816
	139,693	139,693	43,877

INCOME FROM TELECOMMUNICATIONS OPERATIONS	35,868	35,868	27,325

ELECTRIC UTILITY:

REVENUES:
Revenues	$ 363,863	$ 363,863	$ 381,852
Intersegment revenues	840	840	10,845
	364,703	364,703	392,697
EXPENSES:
Power supply	224,176	224,176	147,101
Transmission and distribution	26,013	26,013	34,419
Selling, general, and administrative	40,519	40,519	46,450
Taxes other than income taxes	30,546	30,546	39,197
Depreciation and amortization	30,534	30,534	42,761
Provision for future losses relating to long-term power supply agreements	10,000	-	-
	361,788	351,788	309,928

INCOME FROM ELECTRIC OPERATIONS OPERATIONS	2,915	12,915	82,769

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	$ 57,779	$ 57,779	$ 51,995
Gas supply cost revenues	24,624	24,624	23,920
Intersegment revenues	185	185	448
	82,588	82,588	76,363
EXPENSES:
Gas supply costs	24,624	24,624	23,920
Other production, gathering and exploration	1,748	1,748	1,650
Transmission and distribution	11,265	11,265	10,509
Selling, general, and administrative administrative	21,211	21,211	15,621
Taxes other than income taxes	10,392	10,392	10,500
Depreciation, depletion, and amortization	6,868	6,868	6,960
	76,108	76,108	69,160

INCOME FROM NATURAL GAS OPERATIONS	6,480	6,480	7,203

CONTINUING OPERATIONS (continued)

	Nine Months Ended
	September 30,
	2000	2000	1999
	As Originally Reported	As Revised
	(Thousands of Dollars)

CONTINENTAL ENERGY SERVICES:

REVENUES:
Revenues	$ 750	$ 750	$ 751
Earnings from unconsolidated investments	50,427	50,427	15,028
	51,177	51,177	15,779
EXPENSES:
Operations and maintenance	52	52	21
Selling, general, and administrative administrative	2,254	2,254	1,030
Taxes other than income taxes	(30)	(30)	2
Depreciation and amortization	378	378	311
	2,654	2,654	1,364

INCOME FROM CONTINENTAL ENERGY OPERATIONS	48,523	48,523	14,415

OTHER OPERATIONS:

REVENUES:
Revenues	$ 6,944	$ 6,944	$ 35,565
Intersegment revenues	1,152	1,152	1,453
	8,096	8,096	37,018
EXPENSES:
Operations and maintenance	558	558	32,110
Selling, general, and administrative	14,707	14,707	8,317
Taxes other than income taxes	1,099	1,099	520
Depreciation and amortization	3,886	3,886	3,006
	20,250	20,250	43,953

LOSS FROM OTHER OPERATIONS	(12,154)	(12,154)	(6,935)

INTEREST EXPENSE AND OTHER INCOME:
Interest	26,664	26,664	37,886
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	4,119	4,119	4,119
Other income - net	(14,448)	(14,448)	(5,522)
	16,335	16,335	36,483

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	65,297	75,297	88,294

INCOME TAXES	25,877	29,816	37,353

DIVIDENDS ON PREFERRED STOCK	2,768	2,768	2,768

NET INCOME FROM CONTINUING OPERATIONS AVAILABLE FOR COMMON STOCK	$ 36,652	$ 42,713	$ 48,173

Telecommunications Operations

For the nine months ended September 30, 2000, income from our telecommunications operations increased approximately $8,500,000 compared with the nine months ended September 30, 1999, mainly due to increased revenues on Touch America's broadband, high-speed fiber-optic and wireless network. The increases are chiefly attributable to the June 30, 2000 acquisition from Qwest of rights and properties associated with Qwest's wholesale, private-line, long-distance, and other t elecommunications services in former U S WEST's fourteen-state region related to Qwest's interLATA businesses (collectively, the Qwest Businesses).

Revenues: Revenues increased on Touch America's broadband, high-speed fiber-optic and wireless network for the nine months ended 2000 compared to the same period in 1999. The increases are primarily attributable to the June 30, 2000 acquisition and the following areas:

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

Expenses: Operations and maintenance (O&M) expenses increased approximately $57,200,000 and SG&A expenses increased approximately $30,800,000, attributable chiefly to customer growth, increased expenses and salaries as we expand Touch America's infrastructure, and increased marketing efforts. Taxes other than income taxes increased approximately $2,000,000 as a result of increased property taxes, representing expansion of Touch America's fiber-optic network, partially offset by revised property tax assessed values for 2000. Depreciation and amortization expense increased approximately $5,900,000 mainly because network expansion and the June 30 acquisition increased depreciable plant in service.

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

December 1999 Sale of Electric Generating Assets

With the sale of our electric generating assets, we reduced our utility net plant by approximately $497,000,000. Because we no longer earn an equity rate of return on those assets, we experienced a decline in utility earnings, as expected. For additional information on the effects of the generation sale, see Note 5, "Deregulation, Regulatory Matters, and Sale of Electric Generating Assets."

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

Operating Results

Income from electric utility operations decreased approximately $69,900,000, or 84 percent compared to 1999, primarily because of the effects of the 1999 sale of our electric generating assets and unplanned outages in 2000 at our Colstrip Unit 4 plant, as discussed above.

Revenues: Revenues decreased approximately $28,000,000 for the nine months ended September 30, primarily because of decreased general business revenues, resulting from the voluntary rate reduction discussed above and a weather-related decrease in volumes sold. The effects of the generation sale, including decreased revenues from the absence of sales to other utilities and the associated intersegment transmission revenue from our MPT&M affiliate also contributed to the decrease in revenues. Transmission revenues from PPL Montana and an increase in revenue collected to recover the cost of public-purpose programs in accordance with the Electric Act partially offset the decreased revenues.

Expenses: Overall expenses increased approximately $41,900,000 because of the effects of the following items, most of which, as discussed, were attributable to the generation sale and unplanned outages at our Colstrip Unit 4 plant:

  Power-supply expenses increased approximately $74,200,000 for the electric utility and approximately $2,900,000 for the Colstrip Unit 4 Lease Management Division.

    Power-supply expenses for the electric utility increased mainly because of increased purchased power costs required to supply electric energy to our core customers, along with a higher average price for wholesale power under a purchase contract that we use mainly to supply an industrial customer. The power supply agreement with our industrial customer obligates us to deliver to our customer one half of its electric energy at a fixed price and the remainder at an index-based price with a cap. When the agreement expires at the end of 2002, the customer has an option to extend the agreement through 2004. If the customer exercises this option, however, only index-based prices with no cap would apply during the extension period. Until the end of 2002, we must supply this and other industrial customers with electric energy purchased through an agreement indexed to the Mid-Columbia (Mid-C) market. As a result, we are exposed to the risk that electric energy purchased at Mid-C prices can be higher than the fixed sales rates that we receive pursuant to our power supply agreements. For general information regarding the commodity price risk and potential adverse effects that we face as a result of our contractual commitments, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk," in the "Other-Than-Trading Instruments" section, under "Commodity Price Exposure." For more specific information concerning the commodity price risk and potential adverse effects arising from our long-term power supply agreements, see Note 13, "Contingencies," under "Long-Term Power Supply Agreements." Decreases in purchased power resulting from customers choosing other suppliers partially offset the above increases in power-supply expenses. As discussed above, the overall increase in purchased power costs attributable to the generation sale is recoverable in rates.

    Power-supply expenses for the Colstrip Unit 4 Lease Management Division increased mainly because of unplanned outages at our Colstrip Unit 4 plant, as discussed above. As a result, we were required to purchase power in the secondary market at relatively high prices to supply a long-term contract dedicated to Colstrip Unit 4 A related decrease in transmission expense, approximately $2,200,000, partially offset the increased purchase power costs.

  Transmission and distribution wheeling expenses decreased approximately $8,400,000 primarily because, as discussed above, we are no longer selling surplus generation in the secondary markets. As a result, we did not incur the costs associated with using other utilities' lines outside our service territory to transmit this energy.

  SG&A expenses decreased approximately $5,900,000 mainly due to a decrease in regulatory amortizations and pension expense resulting from the generation sale, decreased costs relating to the Energy Resource Planning information system and the Enterprise Customer-Care information system, and decreased costs relating to the Automatic Meter Reading system. An increase in costs relating to energy efficiency and public-purpose programs in compliance with the Universal System Benefits Charge requirements of the Electric Act partially offset these decreases. In accordance with the Electric Act, we collect the costs associated with the energy efficiency and public-purpose programs through a separate component of rates.

  Taxes other than income taxes and depreciation expense decreased approximately $20,900,000 as a result of the sale of most of our generation plant.

Regulatory: For information on regulatory matters affecting the electric utility, see Note 5, "Deregulation, Regulatory Matters, and Sale of Electric Generating Assets," under "Regulatory Matters, Electric/PSC."

Natural Gas Utility

Income from operations decreased approximately $700,000, or 10 percent, for the nine months ended September 30, 2000, compared to the same period in 1999.

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

Other Operations

Income from other operations decreased approximately $5,200,000 compared to 1999. Revenues and operation and maintenance expenses decreased primarily because, in the second quarter of 2000, MPT&M transferred all contracts related to the electric utility's supply agreement with a large industrial customer to the utility, retroactive to January 1, 2000. Revenues and expenses associated with these agreements included revenues from sales in the secondary markets, expenses for purchased power, and gains associated with a derivative financial instrument entered into to mitigate our commodity price risk. For more information about the industrial-supply agreement, see Footnote 3, "Commitments," of our 1999 Annual Report on Form 10-K, under "Sales Commitments," and Item 7A of our Annual Report on Form 10-K, "Quantitative and Qualitative Disclosures About Market Risk," under the "Utility" section of the "Other-Than-Trading Instruments" discussion. SG&A expenses increased mainly because of the acquisition of One Call Locators in January of 2000 and because we have reclassified all general corporate overhead expenses associated with, but not directly attributable to, the discontinued coal and oil and natural gas operations into other operations.

Interest Expense and Other Income

Interest expense decreased approximately $11,200,000 with the net retirement of long-term debt in 1999 and early 2000 and the decrease in the interest expense related to the Kerr Project mitigation liability, which was reduced with our sale of generation assets. "Other income - net" increased approximately $8,900,000 primarily because of interest income earned on the higher cash balances held in 2000 compared to 1999.

DISCONTINUED OPERATIONS

	Nine Months Ended
	September 30,
	2000	1999
	(Thousands of Dollars)

DISCONTINUED OPERATIONS:
Income from discontinued coal and oil and natural gas operations, net of income taxes	$ 53,503	$ 37,344

NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE FOR COMMON STOCK	$ 53,503	$ 37,344

Discontinued Coal and Oil and Natural Gas Operations

As stated in Note 2, "Discontinued Operations," effective the third quarter 2000, we accounted for our coal operations and our oil and natural gas operations as discontinued operations. Income from these discontinued operations, net of income taxes, increased approximately $16,200,000, or 43 percent compared to 1999.

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

Quarter Ended September 30, 2000 and 1999

Net Income Per Share of Common Stock (Basic)

We reported consolidated basic net income of $0.29 per share in the third quarter, an increase of 12 percent when compared with third quarter 1999 consolidated basic net income of $0.26 per share. Earnings from continuing telecommunications, utility, Continental Energy, and other operations for the third quarter 2000 decreased $0.05 per share, from $0.11 per share to $0.06 per share, mainly because decreased utility earnings more than offset increased telecommunications earnings. Earnings from discontinued operations for the third quarter 2000 were $0.23 per share, an increase of $0.08 per share compared with third quarter 1999 earnings of $0.15 per share.

Income from our continuing telecommunications increased approximately $10,400,000, and income from our continuing electric and natural gas utility operations decreased a total of approximately $29,100,000, principally for the reasons mentioned above in the nine-months-ended discussion. Continental Energy's income from continuing operations remained relatively stable.

Income from our discontinued coal and oil and natural gas operations increased approximately $8,100,000 mainly because of the reasons mentioned above in the nine-months-ended discussion.

	Quarter Ended
	September 30,
	2000 As Originally Reported	2000 As Revised	1999
Continuing Operations	$0.00	$0.06	$0.11
Discontinued Operations	0.23	0.23	0.15

Consolidated	$0.23	$0.29	$0.26

CONTINUING OPERATIONS

	Quarter Ended
	September 30,
	2000	2000	1999
	As Originally Reported	As Revised
	(Thousands of Dollars)

TELECOMMUNICATIONS:

REVENUES:
Revenues	$ 122,845	$ 122,845	$ 19,166
Earnings from unconsolidated investments	(385)	(385)	8,168
Intersegment revenues	-	-	285
	122,460	122,460	27,619
EXPENSES:
Operations and maintenance	58,633	58,633	8,014
Selling, general, and administrative	30,999	30,999	3,217
Taxes other than income taxes	2,038	2,038	907
Depreciation and amortization	7,164	7,164	2,292
	98,834	98,834	14,430

INCOME FROM TELECOMMUNICATIONS OPERATIONS	23,626	23,626	13,189

ELECTRIC UTILITY:

REVENUES:
Revenues	$ 127,616	$ 127,616	$ 123,407
Intersegment revenues	(1,314)	(1,314)	3,714
	126,302	126,302	127,121
EXPENSES:
Power supply	86,972	86,972	45,627
Transmission and distribution	6,566	6,566	12,011
Selling, general, and administrative	15,137	15,137	17,615
Taxes other than income taxes	10,335	10,335	12,989
Depreciation and amortization	10,745	10,745	14,234
Provision for future losses relating to long-term power supply agreements	10,000	-	-
	139,755	129,755	102,476

INCOME (LOSS) FROM ELECTRIC OPERATIONS	(13,453)	(3,453)	24,645

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	$ 13,092	$ 13,092	$ 10,374
Gas supply cost revenues	2,357	2,357	2,806
Intersegment revenues	(50)	(50)	112
	15,399	15,399	13,292
EXPENSES:
Gas supply costs	2,357	2,357	2,806
Other production, gathering and exploration	1,216	1,216	516
Transmission and distribution	3,470	3,470	3,206
Selling, general, and administrative	7,610	7,610	5,089
Taxes other than income taxes	3,545	3,545	3,230
Depreciation, depletion, and amortization	2,088	2,088	2,320
	20,286	20,286	17,167

LOSS FROM NATURAL GAS OPERATIONS	(4,887)	(4,887)	(3,875)

CONTINUING OPERATIONS (continued)

	Quarter Ended
	September 30,
	2000	2000	1999
	As Originally Reported	As Revised
	(Thousands of Dollars)

CONTINENTAL ENERGY SERVICES:

REVENUES:
Revenues	$ 251	$ 251	$ 251
Earnings from unconsolidated investments	6,518	6,518	5,564
	6,769	6,769	5,815
EXPENSES:
Operations and maintenance	(718)	(718)	19
Selling, general, and administrative administrative	769	769	491
Taxes other than income taxes	209	209	2
Depreciation and amortization	103	103	104
	363	363	616

INCOME FROM CONTINENTAL ENERGY OPERATIONS	6,406	6,406	5,199

OTHER OPERATIONS:

REVENUES:
Revenues	$ 453	$ 453	$ 16,441
Intersegment revenues	(843)	(843)	451
	(390)	(390)	16,892
EXPENSES:
Operations and maintenance	(3,984)	(3,984)	15,667
Selling, general, and administrative	6,746	6,746	2,880
Taxes other than income taxes	365	365	76
Depreciation and amortization	1,207	1,207	1,005
	4,334	4,334	19,628

LOSS FROM OTHER OPERATIONS	(4,724)	(4,724)	(2,736)

INTEREST EXPENSE AND OTHER INCOME:
Interest	6,927	6,927	12,125
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373	1,373
Other deductions (income) - net	(1,210)	(1,210)	23
	7,090	7,090	13,521

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(122)	9,878	22,901

INCOME TAXES	(699)	3,240	10,244

DIVIDENDS ON PREFERRED STOCK	923	923	923

NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE FOR COMMON STOCK	$ (346)	$ 5,715	$ 11,734

Telecommunications Operations

Income from our telecommunications operations increased approximately $10,400,000. Higher revenues primarily resulted from customer growth, as discussed below.

Revenues: Revenues increased on Touch America's broadband, high-speed fiber-optic and wireless network for the third quarter 2000 compared to the same period in 1999. The increases are primarily attributable to the June 30 acquisition and growth in the following areas:

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

Earnings from unconsolidated telecommunications investments were approximately $8,600,000 lower compared with the same period in 1999, primarily because of anticipated losses of approximately $1,000,000 related to Touch America's equity interest in the Minnesota PCS, LP joint venture and losses of approximately $1,300,000 related to Touch America's equity interest in the TW Wireless, LLC joint venture. We expect the Minnesota PCS venture to continue to incur losses through 2003 as it expands its network and increases its marketing efforts, and we estimate Touch America's share of these anticipated losses to be an additional $400,000 per month for the remainder of 2000. We expect Touch America's share of the TW Wireless venture's anticipated losses in the fourth quarter 2000 to be approximately $2,000,000. Earnings from dark-fiber transactions, primarily from the FTV Communications LLC joint venture, were approximately $6,300,000 lower than in 1999 as a result of the substantial completion of FTV's network during the second quarter 1999.

Expenses: O&M expenses increased approximately $50,600,000 and SG&A expenses increased approximately $27,800,000, attributable chiefly to the combination of expenses mentioned above in the nine months ended discussion. Taxes other than income taxes increased approximately $1,100,000, representing increased property taxes as a result of the expansion of Touch America's fiber-optic network. Depreciation and amortization expense increased approximately $4,900,000, representing increased plant in service resulting mainly from the continuing expansion of our fiber network and the June 30 acquisition.

Utility Operations

Income from electric utility operations for the third quarter decreased approximately $28,100,000, or 114 percent, compared with income from operations for the third quarter 1999. Third quarter 2000 income from natural gas utility operations, when compared with the same period in 1999, decreased approximately $1,000,000, or 26 percent.

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

Expenses: Overall expenses increased approximately $27,300,000 mainly as the result of the items mentioned above in the discussion of the nine months ended September 30, 2000. These items were primarily attributable to the generation sale, higher wholesale prices for electric energy combined with substantial usage increases by a large industrial customer that we supply with electric energy, and unplanned outages at our Colstrip Unit 4 plant.

Natural Gas Utility

Revenues and Expenses: Revenues increased approximately $2,100,000 principally from increased rates that became effective on December 10, 1999 and April 1, 2000. Operating expenses increased approximately $3,100,000 mainly for the reasons discussed in the results of the nine months ended September 30, 2000.

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

Interest Expense and Other Income

Interest expense decreased and "Other income - net" increased primarily due to the reasons mentioned above in the nine-months-ended discussion.

DISCONTINUED OPERATIONS

	Quarter Ended
	September 30,
	2000	1999
	(Thousands of Dollars)

DISCONTINUED OPERATIONS:
Income from discontinued coal and oil and natural gas operations, net of income taxes	$ 24,650	$ 16,555

NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE FOR COMMON STOCK	$ 24,650	$ 16,555

Discontinued Coal and Oil and Natural Gas Operations

Income from discontinued operations, net of income taxes, increased approximately $8,100,000, or 49 percent compared to the third quarter 1999. Income from discontinued coal operations decreased principally because of the contract amendments and scheduled maintenance and unplanned outages mentioned in the discussion of the nine-months-ended section. Income from discontinued oil and natural gas operations increased primarily for the reasons mentioned above in the discussion of the nine-months-ended section.

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

For information regarding Touch America's investments, refer to Note 14, "Commitments." We expect our source of funds for these investments will be generated internally or borrowed from third parties. For information regarding Touch America's capital expenditures related to the Qwest properties, refer to Note 4, "Acquisition of Telecommunications Properties."

Financing Activities --

Net cash used for financing activities was $148,216,000 for the nine months ended September 30, 2000, compared with $164,522,000 in the first nine months of 1999.

On January 3, 2000, we made a payment of approximately $10,200,000 for our share of the costs associated with the Kerr mitigation plan (Plan). This amount represented our final liability for costs under the Plan through the December 17, 1999 sale date of the electric generating assets.

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

Our consolidated borrowing ability under our Revolving Credit and Term Loan Agreements was $308,581,000, of which $118,986,000 was unused at September 30, 2000. On April 4, 2000, our $100,000,000 Revolving Credit Agreement for some of our nonutility operations terminated with no amounts outstanding. We have entered into a $30,000,000 Revolving Credit Agreement that expires on June 28, 2001 and a $200,000,000 90-Day Credit Agreement for use in our telecommunications operations that expired on November 8, 2000. On that same day, with Touch America as the borrower, we entered into a five year $400,000,000 Senior Secured Credit Facility consisting of a $200,000,000 Revolving Credit Agreement and a $200,000,000 Term Loan Agreement for use in our telecommunications operations.

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

Our Board of Directors periodically reviews our dividend policy to ensure that our dividend payout and dividend rate are appropriate given our business plan, strategy, and outlook. On October 24, 2000, in conjunction with the pending divestiture of our energy businesses and our transition to a telecommunications enterprise under Touch America, our Board of Directors voted to eliminate ongoing dividend payments on common stock effective the first quarter 2001. The final quarterly dividend on our common stock was $0.20 per share, payable to shareholders of record on November 1, 2000.

For information regarding our authorization to repurchase common stock, refer to Note 9, "Common Stock."

SEC RATIO OF EARNINGS TO FIXED CHARGES

For the twelve months ended September 30, 2000, our ratio of earnings, which does not include earnings from discontinued operations, to fixed charges was 2.69 times. Fixed charges include interest, distributions on preferred securities of a subsidiary trust, the implicit interest of the Colstrip Unit No. 4 rentals, and one-third of all other rental payments.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements and how they are expected to affect us, see Note 16, "New Accounting Pronouncements."

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our energy commodity-producing, trading, and marketing activities and other investments and agreements exposed us to the market risks associated with fluctuations in commodity prices, interest rates, and changes in foreign currency translation rates. As discussed in Note 1, "October 31, 2000 Divestiture of Oil and Natural Gas Businesses and Pending Divestiture of Remaining Energy Businesses," we sold all of the stock of our oil and natural gas businesses - including MPT&M - on October 31, 2000 and, therefore, those operations no longer expose us to market risks associated with fluctuations in commodity prices, interest rates, and changes in foreign currency translation rates.

Trading Instruments

We discuss the derivative financial instruments that we use to manage commodity price risk in Note 12, "Derivative Financial Instruments," and in Note 13, "Contingencies," in the "Long-Term Power Supply Agreements" section.

Other-Than-Trading Agreements

Commodity Price Exposure

We are exposed to commodity price risk through our utility and discontinued operations. Our utility has entered into purchase, sale, and transportation agreements for electric energy and natural gas. One of these agreements, with a large industrial customer, obligates us to sell electric energy to this industrial customer at terms that include a fixed price for one half of the electric energy delivered and an index-based price for the remainder through December 2002. As a result, we are exposed to the risk that electric energy we purchase at Mid-C rates could be higher than the fixed sales rates that we receive pursuant to our power supply agreement.

While we continue to seek opportunities to mitigate the commodity price risk associated with our power supply agreements, we cannot assure that these efforts ultimately will be successful. For additional information on the risks and potential losses that we face as a result of our power supply agreements, see Note 13, "Contingencies," under "Long-Term Power Supply Agreements."

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

Dated: April 9, 2001

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

Exhibit 12

THE MONTANA POWER COMPANY

Computation of Ratio of Earnings to Fixed Charges
(Thousands of Dollars)

Twelve Months Ended
September 30, 2000

Net Income	$ 90,239

Income Taxes	28,451
$ 118,690

Fixed Charges:
Interest	$ 38,715
Amortization of Debt Discount, Expense, and Premium	937
Rentals	30,442
$ 70,094

Earnings Before Income Taxes and Fixed Charges	$ 188,784

Ratio of Earnings to Fixed Charges	2.69 x

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