Form 10-Q
period 2001-03-31
MONTANA POWER CO /MT/
filed 2001-05-15
CIK 67727

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

On May 10, 2001, the Company had 103,774,918 shares of common stock outstanding.

PART I
ITEM 1 - FINANCIAL STATEMENTS
THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For Three Months Ended
	March 31,	March 31,
	2001	2000
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 379,227	$ 196,100

EXPENSES:
Operations and maintenance	247,117	107,269
Selling, general, and administrative	46,593	30,549
Taxes other than income taxes	18,955	16,238
Depreciation and amortization	24,025	16,329
	336,690	170,385

INCOME FROM CONTINUING OPERATIONS	42,537	25,715

INTEREST EXPENSE AND OTHER INCOME:
Interest	8,366	11,014
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373
Other income - net	(54,911)	(13,846)
	(45,172)	(1,459)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	87,709	27,174

INCOME TAXES	35,996	11,143

INCOME FROM CONTINUING OPERATIONS	51,713	16,031

DISCONTINUED OPERATIONS:
Income from discontinued coal operations (less applicable income taxes of $3,159 and $2,038)	9,372	8,567

Income from discontinued former oil and natural gas operations (less applicable income taxes of $3,651)	-	6,681

INCOME FROM DISCONTINUED OPERATIONS	9,372	15,248

NET INCOME	61,085	31,279

DIVIDENDS ON PREFERRED STOCK	923	923

NET INCOME AVAILABLE FOR COMMON STOCK	$ 60,162	$ 30,356

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,753	105,552

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.58	$ 0.29

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,843	107,041

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$ 0.58	$ 0.28

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

	March 31,	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT ASSETS:

Cash and cash equivalents	$ 34,608	$ 118,417
Accounts receivable, net of allowance for doubtful accounts of $15,711 and $11,500	295,788	300,298
Materials and supplies (principally at average cost)	17,013	16,446
Prepayments and other assets	78,006	71,806
Deferred income taxes	16,858	17,738
Investment in discontinued coal operations	89,609	93,870
	531,882	618,575

PROPERTY, PLANT, AND EQUIPMENT:

Utility plant, less accumulated depreciation, depletion, and amortization	1,071,358	1,083,611
Nonutility plant, less accumulated depreciation, depletion, and amortization	651,280	613,175
	1,722,638	1,696,786

OTHER ASSETS:

Intangibles, net of amortization	153,115	152,409
Telecommunications investments	30,263	30,448
Other investments	32,468	66,495
Regulatory assets related to income taxes	56,763	60,423
Regulatory assets - other	147,194	142,434
Deferred income taxes	17,931	21,419
Other	27,683	27,805
	465,417	501,433

TOTAL ASSETS	$ 2,719,937	$ 2,816,794

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT LIABILITIES:

Accounts payable	$ 176,292	$ 206,924
Dividends payable	1,476	1,456
Income taxes payable	38,157	104,093
Other taxes payable	56,261	41,054
Regulatory liability - oil and natural gas sale	23,173	32,549
Current portion of deferred revenue	42,560	45,771
Short-term borrowing	19,900	75,000
Long-term debt due within one year	140,924	169,054
Interest accrued	8,940	5,679
Other current liabilities	68,317	38,422
	576,000	720,002
LONG-TERM LIABILITIES:

Investment tax credits	13,052	13,163
Deferred revenue	229,581	235,578
Regulatory liability - net proceeds from the generation sale in excess of book value	214,754	214,887
Other deferred credits	89,265	94,689
	546,652	558,317
LONG-TERM DEBT:

Long-term debt	307,490	309,463
Company obligated mandatorily redeemable preferred securities of subsidiary trust, which holds solely Company junior subordinated debentures	65,000	65,000
	372,490	374,463
SHAREHOLDERS' EQUITY:

Preferred stock	57,654	57,654
Common stock (240,000,000 shares without par value authorized; 112,175,851 and 110,358,934 shares issued)	705,452	705,157
Treasury stock (6,616,000 shares at March 31, 2001 and December 31, 2000 authorized, issued, and repurchased by the Company )	(205,656)	(205,656)
Unallocated stock held by trustee for retirement savings plan	(16,387)	(17,227)
Retained earnings	684,255	624,118
Accumulated other comprehensive loss	(523)	(34)
	1,224,795	1,164,012

CONTINGENCIES AND COMMITMENTS (Notes 11 and 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,719,937	$ 2,816,794

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For Three Months Ended
	March 31,	March 31,
	2001	2000
	(Thousands of Dollars)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 61,085	$ 31,279
Deduct:
Income from discontinued operations	9,372	15,248
Income from continuing operations	51,713	16,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,025	16,329
Deferred income taxes	7,037	7,773
Noncash earnings from unconsolidated investments	(3,894)	(5,050)
Losses on sales of property and investments	1,016	490
Pretax gain on sale of Continental Energy Services, Inc.	(50,787)	-
Other noncash charges to net income - net	108	1,582
Changes in assets and liabilities:
Accounts and notes receivable	4,510	(4,671)
Income taxes payable	(65,936)	(118,698)
Accounts payable	(30,632)	6,182
Deferred revenue	(5,997)	(45,775)
Current deferred taxes	880	(685)
Other assets and liabilities - net	32,322	60,609

Net cash used for continuing operations	(35,635)	(65,883)
Net cash provided by discontinued operations	616	21,083
Net cash used for operating activities	(35,019)	(44,800)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,683)	(26,422)
Proceeds from sales of property and investments	5,532	6,149
Proceeds from sale of Continental Energy Services, Inc.	84,500	-
Additional investments	1,369	858

Net cash provided by (used for) continuing investing activities	37,718	(19,415)
Net cash used for discontinued investing activities	(616)	(14,877)
Net cash provided by (used for) investing activities	37,102	(34,292)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(923)	(22,035)
Sales of common stock	271	377
Issuance of long-term debt	-	19,263
Retirement of long-term debt	(30,140)	(52,975)
Net change in short-term borrowing	(55,100)	-

Net cash used for continuing financing activities	(85,892)	(55,370)
Net cash used for discontinued financing activities	-	(2,727)
Net cash used for financing activities	(85,892)	(58,097)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,809)	(137,189)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,417	554,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 34,608	$ 417,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during three months for:
Income taxes, net of refunds	$ 98,350	$ 144,295
Interest	5,863	12,383

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of The Montana Power Company for the interim period ended March 31, 2001 and 2000 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect all normally recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

We have made reclassifications to certain prior-year amounts to make them comparable to the 2001 presentation. These reclassifications had no material effect on our previously reported consolidated financial position, results of operations, or cash flows.

NOTE 1 - DECISION TO SELL ENERGY BUSINESSES

On March 28, 2000, after a careful review of options and strategies, our Board of Directors announced that we would begin the process of divesting our multiple energy businesses, separating them from Touch America, Inc. Touch America is using the cash proceeds from the sales of our oil and natural gas businesses, our coal businesses, our independent power production business, and it expects to use the cash proceeds from the sale of our utility business, to take advantage of opportunities in the telecommunications business. We expect these gross cash proceeds, before income taxes and transaction costs, to total approximately $1,300,000,000.

Continuing/Discontinued Operations

As a result of our restructuring efforts, we have evaluated our operations to determine which segments should be included in continuing or discontinued operations. Because the sale of our utility business remains subject to shareholder approval, we have included the results of operations, financial position, and cash flows of our electric (including Colstrip Unit 4) and natural gas utility business in continuing operations. We plan to schedule a special meeting of our shareholders in the third quarter 2001 to consider and vote on the sale and other matters.

We have not afforded Continental Energy Services, Inc. discontinued operations accounting treatment because we have historically reported Colstrip Unit 4 with Continental Energy as the Independent Power Group segment. Although we sold Continental Energy on February 21, 2001, the sale of our utility business includes Colstrip Unit 4. Consequently, we have reflected Continental Energy activity in continuing operations for all periods presented.

As a result of our Board of Directors' approval to enter into definitive agreements with respect to our former oil and natural gas and our coal operations, we have applied discontinued operations accounting treatment to these operations, effective August 22, 2000 for our former oil and natural gas operations and September 14, 2000 for our coal operations. The results of this treatment are as follows:

  We have separately reported income after income taxes from the former oil and natural gas and coal operations in income from discontinued operations for all periods presented to reflect the reclassification of these operations as discontinued.
  We sold our oil and natural gas operations on October 31, 2000; therefore, balances related to these operations are not reflected on our March 31, 2001 Consolidated Balance Sheet. Net assets and liabilities of our discontinued coal operations are included in "Current assets," under "Investment in discontinued coal operations" on our March 31, 2001 Consolidated Balance Sheet. At March 31, 2001, we owned total assets related to our discontinued coal operations of approximately $279,710,000. We sold our coal operations on April 30, 2001.
  We have reported cash flows of oil and natural gas and coal operations as "net cash provided by (used for) discontinued operations," segregated by operating, investing, and financing activities.

The following table presents revenues separately for our discontinued former oil and natural gas and coal operations:

	Quarter Ended March 31,
	2001	2000
	(Thousands of Dollars)

Oil and Natural Gas Operations	$ -	$ 110,780
Coal Operations	60,269	61,219

Sale Of Oil And Natural Gas Operations On October 31, 2000

On October 31, 2000, we sold our oil and natural gas businesses for US$475,000,000, subject to post-closing adjustments. As a result of the transaction, we recorded a gain in the fourth quarter 2000 of approximately $62,000,000, net of income taxes and a regulatory liability of approximately $32,500,000. The $32,500,000 liability represents the portion of the proceeds from the sale of oil and natural gas businesses attributable to properties previously in the natural gas utility's rate base. Based on gas stipulation agreements addressing the removal of natural gas production properties from regulation, we have agreed to share this amount with our natural gas utility ratepayers.

Sale Of Continental Energy Services, Inc. On February 21, 2001

On February 21, 2001, we sold Continental Energy, our independent power production business, for $84,500,000, subject to post-closing adjustments. As a result of the transaction, we recorded a pretax gain in the first quarter 2001 of approximately $50,800,000, which we have classified in "Other income - net." The after-tax gain was approximately $31,100,000.

Sale Of Coal Operations on April 30, 2001

On April 30, 2001, we sold our coal businesses to Westmoreland Coal Company for $138,000,000, subject to customary closing and to post-closing adjustments. In connection with structuring its acquisition, in April 2001, Westmoreland assigned its right to purchase two of our coal business subsidiaries - Western Energy Company and Northwestern Resources Co. - to Westmoreland's wholly owned subsidiary, Westmoreland Mining LLC. Based on the net book value of our coal businesses, we expect to record a gain on this sale, net of income taxes, in the second quarter 2001.

Status Of Pending Sale Of The Montana Power, L.L.C./Utility Business

On September 29, 2000, we entered into a Unit Purchase Agreement with NorthWestern Corporation, a South Dakota-based energy company, pursuant to which NorthWestern agreed, as discussed below, to purchase our affiliate, The Montana Power, L.L.C., a Montana limited liability company (MPLLC). MPLLC will hold - among other assets, liabilities, commitments, and contingencies - our electric (including Colstrip Unit 4) and natural gas utility business. The consideration for MPLLC is approximately $1,090,000,000, and is comprised of cash of $602,000,000 and NorthWestern's assumption of up to $488,000,000 of our debt.

The closing is subject to the approval of our shareholders, regulatory approval from the Montana Public Service Commission (PSC), and other customary conditions. We received approval for the sale from the Federal Energy Regulatory Commission (FERC) in February 2001. While we cannot provide assurance that the transaction will close or that the terms and conditions will remain unchanged, we expect it to close in the second half of 2001, approximately three months after the Definitive Proxy Statement/Prospectus is filed and becomes effective.

For additional information on the Definitive Proxy Statement/Prospectus and the proposed special meeting of our shareholders to consider and vote on the sale and other matters, see Note 2, "Upcoming Special Meeting of Shareholders."

NOTE 2 - UPCOMING SPECIAL MEETING OF SHAREHOLDERS

In late December 2000, we filed a Preliminary Proxy Statement/Prospectus with the Securities and Exchange Commission (SEC) to request our shareholders to approve, among other matters, our restructuring and the sale of the utility business to NorthWestern. We expect to file a Definitive Proxy Statement/Prospectus with the SEC in the second quarter 2001, and we have targeted the third quarter 2001 to hold a special meeting of our shareholders to seek approval of these matters.

NOTE 3 - ACQUISITION OF TELECOMMUNICATIONS PROPERTIES

On June 30, 2000, we recorded approximately $60,000,000 of property and equipment and approximately $146,000,000 of intangible assets related to an acquisition of telecommunications properties and customer accounts. In February 2001, we received the final appraisal of the acquired properties from an independent third party. Our initial cost allocation and the final appraisal identified total tangible and intangible assets of approximately $206,000,000. The final appraisal assigned approximately $4,500,000 less value to the property and equipment and $4,500,000 additional value to the intangible assets. As a result of the final appraisal, we adjusted our asset values accordingly in the first quarter 2001, and recognized an adjustment of approximately $100,000 to depreciation and amortization expense. We are amortizing the acquired property and equipment and intangible assets over their estimated useful lives on the straight-line basis in accordance with our stated policies.

NOTE 4 - DEREGULATION AND REGULATORY MATTERS

Deregulation

The electric and natural gas utility businesses in Montana are transitioning to a competitive market in which commodity energy products and related services are sold directly to wholesale and retail customers. Montana's Electric Utility Industry Restructuring and Customer Choice Act (Electric Act), passed in 1997, provides that all customers will be able to choose their electric supplier by July 1, 2002.

In October 2000, the PSC issued a Request for Comments on Extension of Transition Period. In December 2000, due to the lack of a competitive market for the supply of electric energy in Montana, the PSC extended the transition period two years, until July 1, 2004. Recent Montana Legislature action extends the transition period - and our default supply obligation - through June 30, 2007. The PSC must use a cost-recovery mechanism that ensures that all prudently incurred electric energy supply costs of the default supplier are fully recoverable in rates.

Montana's Natural Gas Utility Restructuring and Customer Choice Act, also passed in 1997, provides that a utility may voluntarily offer its customers choice of natural gas suppliers and provide open access. We have opened access on our gas transmission and distribution systems, and all of our natural gas customers have the opportunity of gas supply choice.

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

In implementing our comprehensive transition plan, we initiated litigation in Montana District Court in Butte to address our ability to use tracking mechanisms to ensure fair and accurate recovery of above-market QF costs and certain other transition costs. In May 2000, the district court ruled that the PSC must allow us to incorporate tracking mechanisms in our transition plan proposal. The PSC and the Large Customer Group appealed to the Montana Supreme Court the court's decision regarding tracking mechanisms. The parties completed briefing of the issue in October 2000 and are awaiting a decision from the Montana Supreme Court, which requested amicus briefs. Oral argument was held in May 2001.

After the district court case, we updated our Tier II filing to reflect the closing of the sale of our electric generating assets. The PSC has suspended the procedural schedule pending a resolution from the Montana Supreme Court; therefore, we do not expect an order from the PSC until the third or fourth quarter 2001.

Natural Gas

Through March 31, 2001, approximately 240 natural gas customers with annual consumption of 5,000 dekatherms or more - 52 percent of our pre-choice natural gas supply load - have chosen alternate suppliers since the transition to a competitive natural gas environment began in 1991.

Regulatory Matters

Electric/FERC

Through a stranded-costs filing with FERC in April 2000, we are seeking recovery of transition costs associated with serving two wholesale electric cooperatives. We do not expect a FERC decision on this filing, which corresponds with our transition-costs recovery proceedings with the PSC in Montana, until after the PSC issues its order.

Electric/PSC

Montana's Electric Act established a rate moratorium for all electric customers pursuant to which transmission and distribution rates could not be increased until July 1, 2000. In August 2000, with the expiration of the Electric Act's rate moratorium, we filed a combined request for increased electric and natural gas rates with the PSC. We requested increased annual electric transmission and distribution revenues of approximately $38,500,000, with a proposed interim annual increase of approximately $24,900,000. On November 28, 2000, the PSC granted us an interim electric rate increase of approximately $14,500,000. On May 8, 2001, we received a final order from the PSC resulting in an annual delivery service revenue adjustment of $16,000,000, including the $14,500,000 interim increase granted on November 28, 2000.

In accordance with our October 31, 1998 Asset Purchase Agreement with PPL Montana, as amended June 29, 1999 and October 29, 1999, we expect to sell our portion of the 500-kilovolt transmission system associated with Colstrip Units 1, 2, and 3 for $97,100,000. We expect this transaction to close in 2001.

Natural Gas/PSC

In January 2001, we submitted to the PSC an Annual Gas Cost Tracker requesting an increase of approximately $51,000,000. At that time, we also submitted a Compliance Filing for approximately $32,500,000 associated with the sale of gathering and production properties previously in the natural gas utility's rate base, as discussed above. As a result, effective February 1, 2001, we began collecting a net amount of approximately $18,500,000 in revenues over a one-year period. For further information on the $32,500,000 credit to our natural gas utility ratepayers, see Note 1, "Decision to Sell Energy Businesses," under the "Sale of Oil and Natural Gas Operations On October 31, 2000" section.

In August 2000, we filed a combined request for increased natural gas and electric rates with the PSC. We requested increased annual natural gas revenues of approximately $12,000,000, with a proposed interim annual increase of approximately $6,000,000. On November 28, 2000, the PSC granted us an interim natural gas rate increase of approximately $5,300,000. On May 8, 2001, we received a final order from the PSC resulting in an annual delivery and gas storage service revenue adjustment of $4,300,000. Because the amount established in the final order is less than in the interim order, the difference collected from November 2000 through May 2001 will be refunded to the customers with interest.

NOTE 5 - LONG-TERM DEBT

The sale of Continental Energy on February 21, 2001 required us to pay down $27,600,000 on Touch America's $400,000,000 5-year Senior Secured Credit Facility. We made the repayment on March 8, 2001. The outstanding balance under the term loan portion of the facility at March 31, 2001 is $72,400,000 and is included as long-term debt due within one year on the Consolidated Balance Sheet. We borrowed an additional $30,000,000 under the term loan provisions of the facility on April 16, 2001. Due to the sale of our coal businesses on April 30, 2001, we repaid another $64,300,000 on May 8, 2001. The current term loan outstanding is $38,100,000. With these repayments of $91,900,000, the term loan portion of the facility is permanently reduced from $200,000,000 to $108,100,000.

On March 15, 2001, we made a scheduled semi-annual repayment of approximately $2,500,000 on our 6.2 percent natural gas transition bonds. In addition, on April 6, 2001, we retired $60,000,000 of our variable rate Series B Unsecured Medium Term Notes at maturity.

NOTE 6 - SHORT-TERM BORROWING

At March 31, 2001, we had committed lines of credit of $130,000,000 and uncommitted lines of $70,000,000. Facility or commitment fees on the committed lines of credit are not significant. We have the ability to issue up to $85,000,000 of commercial paper based on the total amount of unused committed lines of credit and revolving credit agreements.

At March 31, 2001, we had outstanding notes payable to banks for $19,900,000. These notes were issued from our uncommitted lines of credit at an average annual interest rate of 6.13 percent.

NOTE 7 - Company obligated mandatorily redeemable preferred securities of subsidiary trust

We established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) that we issue. The Trust has issued 2,600,000 units of 8.45 percent Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45 percent of the liquidation preference value of $25 per security. The sole asset of the Trust is $67,000,000 of our Subordinated Debentures, 8.45 percent Series due in 2036. The Trust will use interest payments received on the Subordinated Debentures that it holds to make the quarterly cash distributions on the QUIPS.

NOTE 8 - EARNINGS PER SHARE OF COMMON STOCK

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

For comparative purposes, the following table shows consolidated basic net income per share.

	Three Months Ended
	March 31,
	2001	2000

Continuing Operations	$0.49	$0.14
Discontinued Operations	0.09	0.15

Consolidated	$0.58	$0.29

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (loss). For the three months ended March 31, 2001, other comprehensive income consisted of an accumulated foreign currency translation loss of approximately $100,000 and a mark-to-market loss on a derivative instrument of approximately $400,000. The mark-to-market loss was recorded in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be recorded on an entity's balance sheet at fair value. For more information regarding SFAS No. 133, see Note 10, "Derivative Financial Instruments," and Note 14, "New Accounting Pronouncements." For the three months ended March 31, 2000, our only item of other comprehensive income was an accumulated foreign currency translation loss of approximately $900,000.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Transactions and Hedging Activities." These pronouncements expand the definition of a derivative and require that all derivative instruments be recorded as assets or liabilities on an entity's balance sheet at fair value. Accounting for gains and losses resulting from changes in the fair value of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting.

At January 1, 2001, we had price swap agreements that hedged our exposure to variability in expected cash flows attributable to commodity price risk. Specifically, long-term power supply agreements, primarily one with a large industrial customer, expose us to that risk, to the extent that a portion of the electric energy we are required to sell to our industrial customers at fixed rates is purchased at prices indexed to the Mid-Columbia (Mid-C) wholesale electric market, which can be higher than the fixed sales rates. Another agreement to sell 1,760,000 dekatherms of natural gas storage at a monthly price based on the Alberta Energy Company "C" Hub (AECO-C) index, from October 2000 to March 2001, exposed us to adverse fluctuation in that market price index. In accordance with the provisions of SFAS No. 133, we marked to market at January 1, 2001 our price swap agreements hedging these forecasted electric energy and natural gas sales, with a corresponding credit entry to "Other comprehensive income" for approximately $18,800,000 before income taxes. That entry represented our cumulative transition adjustment in adopting SFAS No. 133.

In the first quarter 2001, the hedged electric energy sales resulted in pretax losses of approximately $18,700,000, and the price swaps hedging those sales in a net pretax gain of approximately $13,600,000. Accordingly, we reclassified $13,600,000 of the January 2001 estimate from other comprehensive income to earnings. For additional information regarding our losses from long-term power supply agreements, see Note 11, "Contingencies," in the "Long-Term Power Supply Agreements" section. At March 31, 2001, other comprehensive income had an after-tax debit balance of approximately $400,000 related to a price swap agreement with one industrial customer that converts 43 MWs of the Mid-C index price of our power supply agreement with that customer to a fixed price through the end of May 2001.

In the first quarter 2001, the hedged natural gas sales resulted in a pretax gain of approximately $4,100,000, and the price swap hedging those sales in a pretax loss of approximately $2,200,000. We reclassified $2,200,000 of the January 2001 estimate from other comprehensive income to a regulatory liability, in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," because we will include the $1,900,000 net profit from these transactions in a future natural gas rate case. This future natural gas rate case will determine the method of recognizing the deferred net profit.

Both the electric energy and natural gas price swaps effectively hedged the related sales, because the price swaps and related sales were based on the same market indices and other primary characteristics. The $7,400,000 difference between the January 2001 $18,800,000 estimated credit to other comprehensive income and the $11,400,000 in net gains realized from the swaps was charged to other comprehensive income and a corresponding credit was made to receivable accounts.

Aside from the price swap agreement with one industrial customer mentioned above, we had no other derivative financial instrument in place at March 31, 2001. However, we have a non-derivative agreement, through May 2001, to purchase 41 MWs at a fixed price and other agreements to sell those MWs at Mid-C prices to different counterparties. These agreements hedge 41 MWs of fixed-rate sales to our large industrial customer and our Mid-C purchases to supply that customer.

We continue to seek to mitigate forecasted losses from supplying electric energy to the large industrial customer.

NOTE 11 - CONTINGENCIES

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

In December 1998 and January 1999, we asked the United States Court of Appeals for the District of Columbia Circuit to review this and another of FERC's orders and the United States Department of Interior's conditions contained in them. In December 2000, FERC issued an order approving a settlement among the parties. On February 15, 2001, the Circuit Court dismissed the petitions for review. Consequently, the approximately $24,000,000 that we paid into escrow in 2000 has been released to the Confederated Salish and Kootenai Tribes (Tribes) to be used in accordance with the terms of the settlement and, when we subsequently transfer to the Tribes 669 acres of land on the Flathead Indian Reservation in May 2001, we will have fulfilled our obligations under the terms of this settlement. Because PPL Montana assumed the obligation in excess of $24,000,000, the basis in the properties sold decreased and the regulatory liability associated with the deferred gain on the sale increased accordingly.

Long-Term Power Supply Agreements

Long-term power supply agreements, primarily an agreement with a large industrial customer, have exposed us to losses and potential future losses. That agreement obligates us to deliver to our customer one half of its electric energy at a fixed price and the remainder at an index-based price with a cap. When the agreement expires at the end of 2002, the customer has an option to extend the agreement through 2004. If the customer exercises this option, however, only index-based prices with no cap would apply during the extension period. We currently supply this and other industrial customers with electric energy purchased through an agreement indexed to the Mid-C market. As a result, we are exposed to the risk that electric energy we purchase at Mid-C prices can be higher than the fixed sales rates at which we are required to sell electric energy pursuant to our power supply agreements.

In June 1998, we entered into a swap with the industrial customer whose agreement exposes us to most of our risk, so that the customer could effectively purchase all of its electric energy from us at a fixed rate. The swap remains in effect through the end of May 2001. At the same time, we entered into a separate fixed-price purchase and related Mid-C index sale of equivalent volumes with other counterparties to hedge that swap and eliminate our exposure to fluctuating market prices. Both the purchase and sale agreements with the other counterparties remain effective through the end of May 2001. During the third quarter 2000, however, our industrial customer whose contract exposes us to most of the commodity price risk increased its electric energy consumption, and wholesale electric prices increased substantially. The swap and related physical offset did not extend to the increase in our customer's consumption.

To mitigate future losses, we entered into a five-month agreement in October 2000 with a counterparty - a fixed-for-floating financial swap whereby we fixed our purchase price on a portion of the electric energy needed to supply our industrial customers in exchange for a Mid-C index-based price. As long as our industrial customers did not materially change their estimated electric usage, this swap allowed us to fix the total cost of supplying their electric energy during the term of the swap and, therefore, in conjunction with our existing agreements, limited our losses from supplying these customers.

Based on the effects of the existing purchase and sales agreements, the financial swaps and customer usage, we incurred losses of approximately $5,000,000 in the first quarter 2001. If we continue to purchase electric energy at index-based market rates, or do not have other effective swaps in place, we estimate that the pretax losses on agreements with these industrial customers - based on customer usage estimates and on forward price projections and broker quotations as of March 30, 2001 - could aggregate approximately $34,000,000 in the second quarter 2001 and approximately $46,000,000 in the third quarter 2001. While we may continue to incur losses in subsequent quarters, because of the volatility of the electric energy market in the western United States - particularly in the Pacific Northwest - and future supply possibilities regarding these customers, we believe that estimating losses beyond the third quarter 2001 would not be reasonably indicative of actual results.

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

NOTE 12 - COMMITMENTS

Touch America's Commitments

Construction Projects

Touch America has contracted with Northern Telecom, Inc. (Nortel) to furnish and install optical electronic equipment on certain fiber optic networks. In 2001, Touch America expects to pay approximately $45,500,000 for these installations as segments of fiber optic networks under construction are completed. Touch America also has entered into an arrangement with Nortel for an estimated $70,000,000 of installations of Nortel's optical electronic equipment related to Touch America's June 30, 2000 acquisition of telecommunications properties, discussed in Note 3, "Acquisition of Telecommunications Properties." As of March 31, 2001, Touch America had invested approximately $48,900,000 of the estimated $70,000,000 installation cost.

In July 2000, Touch America entered into two separate agreements involving a route from Minneapolis to Chicago. This route makes up 500 miles of the 4,300-mile build-out that Touch America is constructing in tandem with its construction of a fiber optic network for AT&T. One agreement with Adesta Communications, Inc. gives Touch America the exclusive and indefeasible right to use up to 6 ducts along routes totaling approximately 151 miles along the Illinois State Toll Way Authority from Wisconsin to Sterling, Illinois for 24 years, with an option to renew for an additional 20 years at then-existing market rates. Touch America agreed to pay $16,000,000 for these rights, of which $15,500,000 has been paid through March 2001.

The second agreement, with the Chicago Transit Authority, gives Touch America an exclusive and indefeasible right to use 6 ducts along an approximately 18-mile route for 22 years, with an option to renew upon the mutual agreement of the parties. Touch America will pay $9,000,000 for these rights, of which $8,400,000 has been paid through March 2001.

Joint Ventures

Touch America has entered into strategic alliances to expand its network and increase its revenues. In accordance with the agreements governing these relationships, Touch America is committed to contribute capital at various times.

In May 2000, Touch America and Sierra Pacific Communications, a subsidiary of Sierra Pacific Resources, formed a 50-50 joint venture, named Sierra Touch America, LLC, to construct a fiber optic network between Sacramento and Salt Lake City. This network will make up 750 miles of the 4,300-mile build-out that Touch America is constructing in tandem with its construction of a fiber optic network for AT&T. Sierra Touch America has begun construction of this route and expects to complete the route in mid-2001 at an estimated cost of $100,000,000. Touch America will purchase 4 of the 6 conduits of the network and sell 3 to AT&T and exchange another with a third party. Sierra Touch America, LLC will retain ownership of the remaining 2 conduits, of which each partner will have an equal share. At the end of the first quarter 2001, Touch America and Sierra Pacific Communications each had contributed $3,715,000 to the joint venture, and Touch America had paid $14,160,000 toward the purchase of the 4 conduits. The terms of the joint venture agreement give Sierra Touch America a partial interest in the metropolitan fiber networks that Sierra Pacific Communications operates in Reno and Las Vegas.

In January 2000, Touch America and AEP Communications LLC, a subsidiary of American Electric Power, formed a 50-50 joint venture named American Fiber Touch, LLC (AFT) to connect national and regional fiber optic networks between Plano, Illinois and St. Louis, Missouri. This network will make up 296 miles of the 4,300-mile fiber optic network discussed above. American Fiber Touch has begun construction of the Plano-St. Louis route and expects to complete it in the second quarter 2001 at an estimated cost of $43,000,000. At the end of the first quarter 2001, Touch America had advanced $8,600,000 for construction costs, and it plans to contribute another $12,950,000 in 2001.

Investment

In January 2000, Touch America signed a purchase agreement with Minnesota PCS, LP (MPCS) to acquire a 25 percent interest in MPCS' wireless telephone business, which owns PCS licenses in North Dakota, South Dakota, Minnesota, and Wisconsin. In accordance with the agreement, Touch America made an initial equity investment of $2,700,000 in MPCS and in 2000 loaned MPCS $12,000,000 in interest-bearing notes payable on October 1, 2002. From October through December 2000, Touch America loaned an additional $4,375,000 to MPCS to cover network construction and operating costs. During the first quarter 2001, Touch America advanced $2,151,500 to MPCS, due December 31, 2001. Touch America also has guaranteed the payment of $7,420,000 in loans made to MPCS through 2007.

NOTE 13 - INFORMATION ON INDUSTRY SEGMENTS

Our continuing telecommunications business owns, operates, and develops a fiber optic network and provides wireless services mainly through Personal Communication Services and Local Multi-Point Distribution Services. Our telecommunication business offers a full line of high-speed voice, data, video, and Internet services; provides colocation services; leases dark fiber and conduit rights on the network; and offers construction management oversight services for installation of fiber networks. Our continuing utility business purchases, transmits, and distributes electric energy and natural gas, and the Colstrip Unit 4 division manages long-term power supply agreements. Continental Energy developed and invested in independent power projects and other energy-related businesses. We sold Continental Energy on February 21, 2001.

In our discontinued coal operations, we mine and sell coal and lignite. We sold our coal operations on April 30, 2001. In our former oil and natural gas operations, we explored for, developed, produced, processed, and sold crude oil and natural gas and traded crude oil, natural gas, and natural gas liquids. We sold our former oil and natural gas operations on October 31, 2000.

Identifiable assets of each industry segment are principally those assets used in our operation of those industry segments. Corporate assets are principally cash and cash equivalents, temporary investments, and administrative services' properties.

We consider segment information for foreign operations insignificant.

NOTE 13 - INFORMATION ON INDUSTRY SEGMENTS

Operations Information
	Three Months Ended
	March 31, 2001
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers	$ 144,440	$ 173,639	$ 57,645
Intersegment sales	-	202	141
Pretax operating income	13,101	12,399	19,251
Capital expenditures	52,051	7,191	(6,090)(a)
Identifiable assets	1,133,268	1,087,675	318,390

CONTINUING (continued)
	Continental Energy	Other	Corporate

Sales to unaffiliated customers	$ 143	$ 3,360	$ -
Intersegment sales	-	131	-
Pretax operating loss	(731)	(1,483)	-
Capital expenditures	421	110	-
Identifiable assets	-	16,375	74,620

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(b)	Consolidated Total

Sales to unaffiliated customers	$ 379,227	$ -	$ 379,227
Intersegment sales	474	(474)	-
Pretax operating income	42,537	-	42,537
Capital expenditures	53,683	-	53,683
Identifiable assets	2,630,328	279,710(c)	2,910,038

(a) Decreased capital expenditures resulted from reduced levels of natural gas in underground storage.

(b) The amounts indicated include certain eliminations between the business segments.

(c) The adjustment of identifiable assets represents the identifiable assets of discontinued coal operations. The " Consolidated Total" of identifiable assets represents the consolidated total of both continuing and discontinued industry segments and, therefore, differs from the Consolidated Balance Sheet (which nets assets and liabilities of discontinued operations). The difference between the $2,719,937,000 figure shown on the Consolidated Balance Sheet and the $2,910,038,000 shown above is attributable to $190,101,000 of discontinued coal liabilities that were netted with assets in "Investment in discontinued coal operations" on the Consolidated Balance Sheet.

Operations Information
	Three Months Ended
	March 31, 2000
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers	$ 24,360	$ 118,990	$ 44,794
Intersegment sales	308	1,770	111
Pretax operating income	6,706	11,609	12,052
Capital expenditures	16,930	5,607	(3,035)(a)
Identifiable assets	372,719	1,018,846	403,220

CONTINUING (continued)
	Continental Energy	Other	Corporate

Sales to unaffiliated customers	$ 250	$ 7,706	$ -
Intersegment sales	-	264	-
Pretax operating loss	(379)	(4,273)	-
Capital expenditures	61	1,926	4,933
Identifiable assets	-	30,780	513,735

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(b)	Consolidated Total

Sales to unaffiliated customers	$ 196,100	$ -	$ 196,100
Intersegment sales	2,453	(2,453)	-
Pretax operating income	25,715	-	25,715
Capital expenditures	26,422	-	26,422
Identifiable assets	2,339,300	568,894(c)	2,908,194

(a) Decreased capital expenditures resulted from reduced levels of natural gas in underground storage.

(b) The amounts indicated include certain eliminations between the business segments.

(c) The adjustment of identifiable assets represents the identifiable assets of discontinued coal operations. The "Consolidated Total" of identifiable assets represents the consolidated total of both continuing and discontinued industry segments and, therefore, differs from the Consolidated Balance Sheet (which nets assets and liabilities of discontinued operations).

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS: SFAS NO. 133

For information on SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," see Note 10, "Derivative Financial Instruments."

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion in conjunction with the statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Warnings About Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are qualified by and should be read together with the cautionary statements and important factors included in our Annual Report on Form 10-K for the year ended December 31, 2000. See Part I, "Warnings About Forward-Looking Statements."

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

Forward-looking statements that we make are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning our strategy and planned transition to a telecommunications company, including the sales of our utility business, revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, hedging arrangements, planned capital expenditures, financing needs and availability, and changes in the utility and telecommunication industries and other industries in which we operate. Investors or other readers of the forward-looking statements are cautioned that these statements are not a guarantee of future performance and that the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Some, but not all, of the risks and uncertainties include:

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
  Technological developments;
  Capital availability;
  Tax rates and policies and interest rates;
  Interest rates; and
  Changes in accounting principles or the application of such principles.

Strategy

We are working to complete our transformation from a diversified electric and natural gas utility to the premier telecommunications information transport services provider in North America. We are focused on closing the sale of our utility business and continuing to grow Touch America's revenues and earnings. We expect our fiber optic network to span more than 26,000 miles by the end of 2001.

Results of Operations

The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results.

For the Quarter Ended March 31, 2001 and 2000:

Net Income Per Share of Common Stock (Basic)

Our consolidated basic net income in the first quarter 2001 doubled as compared with the first quarter 2000, increasing from $0.29 per share to $0.58 per share. Earnings from continuing operations for the first quarter 2001 - consisting of telecommunications, utility, Continental Energy, and other operations - increased $0.35 per share, from $0.14 per share to $0.49 per share. Included in the $0.49 per share earnings is a gain of $0.30 per share from the first quarter 2001 sale of our independent power subsidiary, Continental Energy Services, Inc.

In 2000, we implemented discontinued operations accounting for our coal and former oil and natural gas operations. Earnings from these discontinued operations for the first quarter 2001 were $0.09 per share, a decrease of $0.06 per share compared with first quarter 2000 earnings of $0.15 per share. The decrease resulted from the fourth quarter 2000 sale of our oil and natural gas operations.

Income from Continuing Operations: Telecommunications; Utility (including Colstrip Unit 4); Continental Energy; and Other

In the fourth quarter 2000, we began classifying all earnings from our subsidiaries' unconsolidated investments in "Other income - net." We previously reported these earnings separately in revenues under "Earnings from unconsolidated investments." We have reclassified all amounts from prior periods to reflect this change.

Income from continuing operations before income taxes increased approximately $60,500,000 compared with the first quarter 2000. This increase was primarily due to increases in income of Touch America, the electric and natural gas utility, and the $50,800,000 gain on the February 21, 2001 sale of Continental Energy, which we have classified in "Other income - net." Specifically, the increase was primarily attributable to the following areas:

    Income from our telecommunications operations nearly doubled compared with the first quarter 2000, increasing approximately $6,400,000.

    Income from electric utility operations increased approximately $800,000 compared with the first quarter 2000.

    Income from natural gas utility operations increased approximately $7,200,000 compared to 2000.

    "Other income - net" increased approximately $41,100,000 because of the pretax gain of approximately $50,800,000 on the February 21, 2001 sale of Continental Energy.

Income from Discontinued Operations: Coal and Former Oil and Natural Gas

Income from our discontinued coal and former oil and natural gas operations, net of income taxes, decreased approximately $5,900,000 compared to the first quarter 2000.

For comparative purposes, the following table shows consolidated basic net income per share.

	Quarter Ended
	March 31,	March 31,
	2001	2000

Continuing Operations	$ 0.49	$ 0.14
Discontinued Operations	0.09	0.15

Consolidated	$ 0.58	$ 0.29

CONTINUING OPERATIONS

	Quarter Ended
	March 31,
	2001	2000
	(Thousands of Dollars)

TELECOMMUNICATIONS:

REVENUES:
Revenues	$ 144,440	$ 24,360
Intersegment revenues	-	308
	144,440	24,668
EXPENSES:
Operations and maintenance	89,275	9,558
Selling, general, and administrative	27,517	3,962
Taxes other than income taxes	4,768	2,068
Depreciation and amortization	9,779	2,374
	131,339	17,962

INCOME FROM TELECOMMUNICATIONS OPERATIONS	13,101	6,706

UTILITY AND COLSTRIP UNIT 4:

ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS:

REVENUES:
Revenues	173,639	118,990
Intersegment revenues	202	1,770
	173,841	120,760
EXPENSES:
Power supply	112,441	62,541
Transmission and distribution	12,320	11,103
Selling, general, and administrative	14,789	15,291
Taxes other than income taxes	10,732	10,361
Depreciation and amortization	11,160	9,855
	161,442	109,151

INCOME FROM ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS	12,399	11,609

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	28,482	29,467
Gas supply cost revenues	29,163	15,327
Intersegment revenues	141	111
	57,786	44,905
EXPENSES:
Gas supply costs	29,163	15,327
Other production, gathering, and exploration	445	658
Transmission and distribution	3,517	3,623
Selling, general, and administrative	(803)	7,145
Taxes other than income taxes	3,451	3,732
Depreciation and amortization	2,762	2,368
	38,535	32,853

INCOME FROM NATURAL GAS UTILITY OPERATIONS	19,251	12,052

CONTINUING OPERATIONS (continued)

	Quarter Ended
	March 31,
	2001	2000
	(Thousands of Dollars)

CONTINENTAL ENERGY:

REVENUES:
Revenues	$ 143	$ 250

EXPENSES:
Operations and maintenance	1	2
Selling, general, and administrative	878	455
Taxes other than income taxes	(7)	-
Depreciation and amortization	2	172
	874	629

LOSS FROM CONTINENTAL ENERGY OPERATIONS	(731)	(379)

OTHER OPERATIONS:

REVENUES:
Revenues	$ 3,360	$ 7,706
Intersegment revenues	131	264
	3,491	7,970
EXPENSES:
Operations and maintenance	429	6,910
Selling, general, and administrative	4,212	3,696
Taxes other than income taxes	11	77
Depreciation and amortization	322	1,560
	4,974	12,243

LOSS FROM OTHER OPERATIONS	(1,483)	(4,273)

INTEREST EXPENSE AND OTHER INCOME:
Interest	8,366	11,014
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373
Other income - net	(54,911)	(13,846)
	(45,172)	(1,459)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	87,709	27,174

INCOME TAXES	35,996	11,143

NET INCOME FROM CONTINUING OPERATIONS	51,713	16,031

DIVIDENDS ON PREFERRED STOCK	923	923

NET INCOME FROM CONTINUING OPERATIONS AVAILABLE FOR COMMON STOCK	$ 50,790	$ 15,108

Telecommunications Operations

Income from our telecommunications operations nearly doubled compared with the first quarter 2000, increasing from $6,700,000 to $13,100,000.

Revenues: Telecommunications revenues for the first quarter 2001 compared to the same period in 2000 increased approximately $119,700,000, from $24,700,000 to $144,400,000, primarily due to the June 30, 2000 acquisition of wholesale, private-line, long-distance, and other telecommunications services and customer accounts in former U S WEST's fourteen-state region. The growth occurred principally in the following areas:

  Network services revenues, which include wholesale and dedicated business line revenues, increased approximately $84,400,000, to $98,900,000 as compared with $14,500,000 for the first quarter 2000.
  Retail sales revenues, which include commercial and consumer long-distance revenues, increased approximately $31,300,000, to $37,900,000 as compared with $6,600,000 for the first quarter 2000.
  Increased revenues of approximately $2,500,000 associated with infrastructure investments for a Personal Communications Services joint venture for which Touch America provided equipment and engineering and construction services.

Expenses: Telecommunications expenses for the first quarter 2001 compared to the same period in 2000 increased approximately $113,300,000, from $18,000,000 to $131,300,000, primarily due to the June 30, 2000 acquisition mentioned above. The increases were as follows:

  Operations and maintenance (O&M) expenses increased approximately $79,700,000, from $9,600,000 to $89,300,000, due primarily to higher off-network charges for access to other telecommunications companies' systems to carry the increased traffic discussed above.
    In our Form 8-K filed on May 1, 2001, we reported O&M expenses of approximately $97,600,000 rather than $89,300,000. In this Form 10-Q, we have reclassified approximately $8,300,000 from O&M to selling, general, and administrative (SG&A) expenses for comparability to and consistency with previously reported quarterly results. This reclassification did not affect operating income.
  SG&A expenses increased approximately $23,500,000, from $4,000,000 to $27,500,000, as a result of customer growth and the increased costs of expanding Touch America's infrastructure and our sales and marketing efforts.
    In our Form 8-K filed on May 1, 2001, we reported SG&A expenses of approximately $19,200,000 rather than $27,500,000. In this Form 10-Q, we have reclassified approximately $8,300,000 from O&M to SG&A expenses for comparability to and consistency with previously reported quarterly results. This reclassification did not affect operating income.
  Depreciation and amortization expense and taxes other than income taxes increased approximately $10,100,000 mainly due to continuing expansion of our fiber optic network and additional assets acquired in 2000.

Operating EBITDA: Operating EBITDA - defined as earnings or loss before interest income and expense, income taxes, depreciation, and amortization -

increased approximately $13,800,000, from $9,100,000 for the first quarter 2000 to $22,900,000 for the first quarter 2001.

Utility Operations

Electric Utility (including Colstrip Unit 4)

Income from electric utility operations increased approximately $800,000, or 7 percent compared to 2000.

Revenues: Revenues during the first quarter increased approximately $53,100,000 mainly because of increased general business revenues, sales of excess purchased power, and revenues from a swap instrument used to mitigate the losses incurred on a long-term power supply agreement.

Expenses: Overall expenses increased approximately $52,300,000 primarily because of a higher average price for wholesale power under a purchase contract that we use mainly to supply electric energy to an industrial customer under a long-term power supply agreement.

Regulatory: For information on regulatory matters affecting the electric utility, see Note 4, "Deregulation and Regulatory Matters."

Natural Gas Utility

Income from operations increased approximately $7,200,000, or 60 percent compared to 2000. Revenues increased approximately $12,900,000 mainly because of increased rates and a weather-related increase in volumes sold. Expenses increased approximately $5,700,000 principally because of increased gas supply costs, partially offset by the amortization of a regulatory liability of approximately $32,500,000 associated with the sale of gathering and production properties previously in the natural gas utility's rate base. In February 2001, we began refunding this amount, on a basis proportionate to our customers' bills, over a one-year period.

Regulatory: For information on regulatory matters affecting the natural gas utility, see Note 4, "Deregulation and Regulatory Matters."

Continental Energy

We sold Continental Energy on February 21, 2001.

Other Operations

Revenues and O&M expenses in other operations decreased primarily because the electric trading activities of The Montana Power Trading & Marketing Company are no longer reflected. In addition, we purchased One Call Locators, Ltd. in January 2000, and its operating results are included in other operations. Increases in One Call's business caused higher revenues and expenses, partially offsetting the decreases mentioned above, and resulted in higher SG&A expenses. We have reclassified into other operations all general corporate overhead expenses associated with, but not directly attributable to, the discontinued coal and former oil and natural gas operations.

Interest Expense and Other Income

Interest expense decreased approximately $2,600,000 principally because of the net retirement of long-term debt in the first half of 2000. Decreased interest expense from debt retirements was partially offset by interest associated with the settlement of outstanding audit issues from prior years' federal tax returns.

"Other income - net" increased approximately $41,100,000 principally because of the pretax gain of approximately $50,800,000 on the February 21, 2001 sale of Continental Energy, partially offset by two items. The first item was a decrease in interest income of approximately $4,500,000 due to less cash available for investing. During the first quarter 2000, we had cash from the sale of the electric generating assets and the restructured contract with the Los Angeles Department of Water & Power. The second item was a decrease in earnings from unconsolidated telecommunications investments of approximately $4,100,000.
DISCONTINUED OPERATIONS

	Quarter Ended
	March 31,
	2001	2000
	(Thousands of Dollars)

DISCONTINUED OPERATIONS:
Income from discontinued coal operations (less applicable income taxes of $3,159 and $2,038)	$ 9,372	$ 8,567
Income from discontinued former oil and natural gas operations (less applicable income taxes of $3,651) $ )	-	6,681

NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE FOR COMMON STOCK	$ 9,372	$ 15,248

Discontinued Coal and Former Oil and Natural Gas Operations

As stated in Note 1, "Decision to Sell Energy Businesses," we have accounted for our coal and former oil and natural gas operations as discontinued operations. We have separately reported the income from our discontinued operations for the quarters ended March 31, 2001 and 2000. Income from these discontinued operations for the first quarter 2001, net of income taxes, decreased approximately $5,900,000 compared to the first quarter 2000.

Coal

Income from our discontinued coal operations increased approximately $800,000 because lower revenues were more than offset by decreases in SG&A expenses and taxes other than income taxes. Western Energy's revenue decreased mainly because of lower prices due to contract amendments. The amendments, which were negotiated in 1998, took effect in mid-2000 and relate to the coal supply agreement between Western Energy and the owners of Colstrip Units 3 and 4. Western Energy's lower revenues resulted in decreased taxes other than income taxes. Increased revenues at Northwestern Resources partially offset these decreases. Northwestern Resources' revenues increased largely due to higher reimbursable mining costs and sales of petroleum coke in 2001. SG&A expenses decreased due to lower incentive compensation and fringe benefits.

Former Oil and Natural Gas

We sold our former oil and natural gas operations on October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities --

Net cash used for operating activities was $35,019,000 for the three months ended March 31, 2001, compared with $44,800,000 in the first three months of 2000. The current-year decrease of $9,781,000 was attributable mainly to the $50,787,000 pretax gain on the February 21, 2001 sale of our Continental Energy business, partially offset by the resulting income taxes paid of approximately $20,000,000. In addition, in the first three months of 2000, income taxes paid and deferred revenues were higher due to the $257,000,000 prepayment received in January 1999 from a Touch America customer, the $106,000,000 received in December 1999 from Los Angeles Department of Water Power (LADWP) relating to a power-supply agreement, and the gain from the December 1999 sale of our electric generating assets. Deferred revenues were also higher in the first three months of 2000 because of the telecommunications prepayment and the LADWP payment.

Investing Activities --

Net cash provided by investing activities was $37,102,000 for the three months ended March 31, 2001, compared with net cash used of $34,292,000 in the first three months of 2000. The current-year increase of $71,394,000 was attributable mainly to the proceeds received of $84,500,000 from the sale of Continental Energy.

Financing Activities --

Net cash used for financing activities was $85,892,000 for the three months ended March 31, 2001, compared with $58,097,000 in the first three months of 2000.

For information on our financing activities, see Note 5, "Long-Term Debt," and Note 6, "Short-Term Borrowing."

Our consolidated borrowing ability under our Revolving Credit and Term Loan Agreements was $462,400,000 of which $390,000,000 was unused at March 31, 2001.

SEC RATIO OF EARNINGS TO FIXED CHARGES

For the twelve months ended March 31, 2001, our ratio of earnings to fixed charges was 3.10 times. We used net income and income taxes only from continuing operations to calculate earnings. Fixed charges include interest from continuing and discontinued operations, the implicit interest of Colstrip Unit 4 rentals, and one third of all other rental payments.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements and how they are expected to affect us, see Note 10, "Derivative Financial Instruments," and Note 14, "New Accounting Pronouncements."

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our investments and agreements expose us to the market risks associated with fluctuations in commodity prices and interest rates.

Trading Instruments

We discuss the derivative financial instruments that we use to manage commodity price risk in Note 10, "Derivative Financial Instruments," and in Note 11, "Contingencies," in the "Long-Term Power Supply Agreements" section.

Other-Than-Trading Agreements

Commodity Price Exposure

We are exposed to commodity price risks through our utility and discontinued operations. Our utility has entered into purchase, sale, and transportation contracts for electric energy and natural gas. One of these contracts obligates us to sell electric energy to an industrial customer at terms that include a fixed price for a portion of the power delivered and an index-based price for another portion through December 2002. For additional information on the risks that we face as a result of this agreement, see Note 11, "Contingencies," under "Long-Term Power Supply Agreements."

In April 2001, we entered into an agreement in principle with PPL Montana, the purchaser of our electric generating assets in 1999, whereby PPL Montana has agreed to provide us 500 MWs of electric energy at a price of $40/MWh for our default supply customers. We expect this agreement - which will be in effect from July 1, 2002 to July 1, 2007 at a price substantially below current market rates - to satisfy approximately two-thirds of the load requirements to supply our default customers through the transition period. Any remaining load requirements to supply these customers will be obtained from other suppliers at negotiated rates. Recently adopted Montana legislation provides that the default suppliers' prudently incurred power supply costs are recoverable in rates. We expect this new legislation will allow us to recover our costs as default supplier.

Interest Rate Exposure

Our primary interest rate exposure with respect to other-than-trading instruments relates to items that SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines as "financial instruments," which are instruments readily convertible to cash. Since December 31, 2000, there has been no material adverse change in these instruments or the corresponding interest rate risk associated with these instruments.

PART II

Other Information

ITEM 1. Legal Proceedings

Kerr Project

For information regarding the Kerr Project fish, wildlife and habitat mitigation plan, refer to Note 11, "Contingencies."

Paladin Associates, Inc.

Since December 31, 2000, there has been no material adverse change in this proceeding.

TCA Building Company

Since December 31, 2000, there has been no material adverse change in this proceeding. With the closing of the sale of our coal businesses, we now are responsible for defending this litigation relative to the claims only against Entech, Inc.

ITEM 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

	Exhibit 10a	"Tier 1" Termination Benefits Upon Change in Control Agreement

	Exhibit 10b	"Tier 2" Termination Benefits Upon Change in Control Agreement

	Exhibit 10c	"Tier 3" Termination Benefits Upon Change in Control Agreement

	Exhibit 12	Computation of ratio of earnings to fixed charges for the twelve months ended March 31, 2001
	Exhibit 27	Financial data schedule

(b)	Reports on Form 8-K Filed During the Quarter Ended March 31, 2001

	DATE	SUBJECT

	January 30, 2001	Item 5. Other Events. Discussion of Fourth Quarter Financial Results.

Item 7. Exhibits. Preliminary Consolidated Statements of Income for the Quarters Ended December 31, 2000 and 1999 and Years Ended December 31, 2000 and 1999. Preliminary Continuing Operations Schedule of Revenues and Expenses for the Quarters Ended December 31, 2000 and 1999 and Years Ended December 31, 2000 and 1999. Preliminary Discontinued Operations Listing of Income for the Quarters Ended December 31, 2000 and 1999 and Years Ended December 31, 2000 and 1999.

	March 5, 2001	Item 5. Other Events. Revised Gain on Sale of Discontinued Oil and Natural Gas Operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized signatory.

THE MONTANA POWER COMPANY
(Registrant)

By	/s/ J.P. Pederson
J.P. Pederson
Vice Chairman and Chief
Financial Officer

Dated: May 15, 2001

EXHIBIT INDEX

Exhibit 10a

"Tier 1" Termination Benefits Upon Change in Control Agreement.

Exhibit 10b

"Tier 2" Termination Benefits Upon Change in Control Agreement.

Exhibit 10c

"Tier 3" Termination Benefits Upon Change in Control Agreement.

Exhibit 12

Computation of ratio of earnings to fixed charges for the twelve months ended March 31, 2001.

Exhibit 27

Financial data schedule.