Form 10-Q
period 2001-06-30
MONTANA POWER CO /MT/
filed 2001-08-14
CIK 67727

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

On August 10, 2001, the Company had 103,774,500 shares of common stock outstanding.

PART I
ITEM 1 - FINANCIAL STATEMENTS
THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2001	2000
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 684,945	$ 360,207

EXPENSES:
Operations and maintenance	526,939	209,051
Selling, general, and administrative	85,003	57,997
Taxes other than income taxes	35,847	29,719
Depreciation and amortization	48,863	32,984
	696,652	329,751

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,707)	30,456

INTEREST EXPENSE AND OTHER INCOME:
Interest	14,312	19,737
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	2,746	2,746
Other income - net	(52,506)	(56,662)
	(35,448)	(34,179)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,741	64,635

INCOME TAXES	11,885	24,903

INCOME FROM CONTINUING OPERATIONS	11,856	39,732

DISCONTINUED OPERATIONS:
Income from discontinued former coal operations (less applicable income taxes of $2,349 and $3,465)	6,985	14,567

Income from discontinued former oil and natural gas operations (less applicable income taxes of $7,163)	-	13,397

Gain on sale of discontinued former coal operations (less applicable income taxes of $30,862)	31,352	-

INCOME FROM DISCONTINUED OPERATIONS	38,337	27,964

NET INCOME	50,193	67,696

DIVIDENDS ON PREFERRED STOCK	1,925	1,845

NET INCOME AVAILABLE FOR COMMON STOCK	$ 48,268	$ 65,851

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,761	105,575

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.47	$ 0.62

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,816	106,899

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$ 0.46	$ 0.62

The accompanying notes are an integral part of these financial statements.
THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	June 30,	June 30,
	2001	2000
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$305,718	$163,983

EXPENSES:
Operations and maintenance	279,822	101,658
Selling, general, and administrative	38,410	27,448
Taxes other than income taxes	16,892	13,481
Depreciation and amortization	24,838	16,655
	359,962	159,242

INCOME (LOSS) FROM CONTINUING OPERATIONS	(54,244)	4,741

INTEREST EXPENSE AND OTHER INCOME:
Interest	5,946	8,723
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373
Other (income) deductions - net	2,405	(42,816)
	9,724	(32,720)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(63,968)	37,461

INCOME TAXES	(24,111)	13,760

INCOME (LOSS) FROM CONTINUING OPERATIONS	(39,857)	23,701

DISCONTINUED OPERATIONS:
Income (loss) from discontinued former coal operations (less applicable income taxes of $(810) and $1,427)	(2,387)	6,000

Income from discontinued former oil and natural gas operations (less applicable income taxes of $3,512)	-	6,716

Gain on sale of discontinued former coal operations (less applicable income taxes of $30,862)	31,352	-

INCOME FROM DISCONTINUED OPERATIONS	28,965	12,716

NET INCOME (LOSS)	(10,892)	36,417

DIVIDENDS ON PREFERRED STOCK	1,002	922

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK	$ (11,894))	$ 35,495

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,769	105,598

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$ (0.11)	$ 0.34

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,769	106,664

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$ (0.11)	$ 0.33

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

	June 30,	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT ASSETS:

Cash and cash equivalents	$ 24,961	$ 118,417
Accounts receivable, net of allowance for doubtful accounts of $20,643 and $11,500	262,426	300,298
Materials and supplies (principally at average cost)	14,522	16,446
Prepayments and other assets	69,676	71,806
Prepaid income taxes	29,267	-
Deferred income taxes	17,337	17,738
Investment in discontinued coal operations	-	93,870
	418,189	618,575

PROPERTY, PLANT, AND EQUIPMENT:

Utility plant, less accumulated depreciation, depletion, and amortization	1,076,648	1,083,611
Nonutility plant, less accumulated depreciation and amortization	851,933	738,759
	1,928,581	1,822,370

OTHER ASSETS:

Intangibles, net of amortization	24,589	26,825
Telecommunications investments	37,128	30,448
Other investments	32,741	66,495
Regulatory assets related to income taxes	56,929	60,423
Regulatory assets - other	155,735	142,434
Deferred income taxes	4,291	22,530
Other	25,429	24,984
	336,842	374,139

TOTAL ASSETS	$ 2,683,612	$ 2,815,084

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT LIABILITIES:

Accounts payable	$ 183,615	$ 206,924
Dividends payable	1,511	1,456
Income taxes payable	-	104,093
Other taxes payable	45,503	41,054
Regulatory liability - oil and natural gas sale	16,972	32,549
Current portion of deferred revenue	39,802	45,771
Short-term borrowing	81,800	75,000
Long-term debt due within one year	117,558	169,054
Interest accrued	6,069	5,679
Other current liabilities	62,170	38,422
	555,000	720,002
LONG-TERM LIABILITIES:

Investment tax credits	12,941	13,163
Deferred revenue	227,815	235,578
Regulatory liability - net proceeds from the generation sale in excess of book value	214,737	214,887
Other deferred credits	88,261	94,689
	543,754	558,317
LONG-TERM DEBT:

Long-term debt	307,528	309,463
Company obligated mandatorily redeemable preferred securities of subsidiary trust, which holds solely Company junior subordinated debentures	65,000	65,000
	372,528	374,463
SHAREHOLDERS' EQUITY:

Preferred stock	57,654	57,654
Common stock (240,000,000 shares without par value authorized; 110,390,500 and 110,358,934 shares issued)	705,601	705,157
Treasury stock (6,616,000 shares at June 30, 2001 and December 31, 2000 authorized, issued, and repurchased by the Company)	(205,656)	(205,656)
Unallocated stock held by trustee for retirement savings plan	(15,528)	(17,227)
Retained earnings	672,358	624,118
Accumulated other comprehensive loss	(2,099)	(1,744)
	1,212,330	1,162,302

CONTINGENCIES AND COMMITMENTS (Notes 12 and 13)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,683,612	$ 2,815,084

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2001	2000
	(Thousands of Dollars)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 50,193	$ 67,696
Deduct:
Income from discontinued operations	6,985	27,964
Gain on sale of discontinued coal operations	31,352	-
Income from continuing operations	11,856	39,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,863	32,984
Deferred income taxes	21,511	8,290
Noncash earnings from unconsolidated investments	(1,531)	(7,308)
(Gains) losses on sales of property and investments	1,016	(33,346)
Pretax gain - sale of Continental Energy Services, Inc.	(50,787)	-
Other noncash charges to net income - net	(7,639)	5,788
Changes in assets and liabilities:
Accounts and notes receivable	37,872	6,552
Income taxes payable	(97,793)	(129,166)
Prepaid income taxes	(29,267)	-
Accounts payable	(23,309)	(22,632)
Deferred revenue	(7,763)	(55,298)
Current deferred taxes	401	(2,479)
Miscellaneous temporary investments	-	40,417
Other assets and liabilities - net	(12,506)	50,996

Net cash used for continuing operations	(109,076)	(65,470)
Net cash provided by discontinued operations	1,307	30,247
Net cash used for operating activities	(107,769)	(35,223)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(164,981)	(296,841)
Proceeds from sales of property and investments	5,086	63,105
Proceeds from sale of Continental Energy Services, Inc.	84,500	-
Proceeds from sale of discontinued coal operations	138,000	-
Additional investments	1,095	(27)
Net cash provided by (used for) continuing investing activities	63,700	(233,763)
Net cash used for discontinued investing activities investing activities	(1,277)	(21,478)
Net cash provided by (used for) investing activities	62,423	(255,241)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,845)	(44,082)
Sales of common stock	444	1,021
Issuance of long-term debt	9,100	16,942
Retirement of long-term debt	(62,609)	(279,271)
Net change in short-term borrowing	6,800	65,000

Net cash used for continuing financing activities	(48,110)	(240,390)
Net cash used for discontinued financing activities	-	(10,277)
Net cash used for financing activities	(48,110)	(250,667)

DECREASE IN CASH AND CASH EQUIVALENTS	(93,456)	(541,131)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,417	554,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 24,961	$ 13,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during six months for:
Income taxes, net of refunds	$ 121,827	$ 154,004
Interest	13,346	23,998

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of The Montana Power Company for the interim period ended June 30, 2001 and 2000 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect all normally recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

We have not afforded Continental Energy Services, Inc. (Continental Energy) discontinued operations accounting treatment because we have historically reported Colstrip Unit 4 with Continental Energy as the Independent Power Group segment. Although we sold Continental Energy on February 21, 2001, the sale of our utility business includes Colstrip Unit 4. Consequently, we have reflected Continental Energy activity in continuing operations for all periods presented.

As a result of our Board of Directors' approval to enter into definitive agreements with respect to our former coal and oil and natural gas operations, we have applied discontinued operations accounting treatment to these operations, effective August 22, 2000 for our former oil and natural gas operations and September 14, 2000 for our former coal operations. The results of this treatment are as follows:

  We have separately reported income after income taxes from the former oil and natural gas and coal operations in income from discontinued operations for all periods presented.
  We have reported net assets and liabilities of our discontinued coal operations in "Current assets," under "Investment in discontinued coal operations" on our December 31, 2000 Consolidated Balance Sheet. We sold our coal operations on April 30, 2001; therefore, balances related to these operations are not reflected on our June 30, 2001 Consolidated Balance Sheet.
  We have reported cash flows of oil and natural gas and coal operations as "Net cash provided by discontinued operations," segregated by operating, investing, and financing activities.

The following table presents revenues separately for our discontinued former oil and natural gas and coal operations:

	Six Months Ended		Quarter Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Thousands of Dollars)

Oil and Natural Gas Operations	$ -	$ 200,497	$ -	$ 89,717
Coal Operations	79,176	110,807	18,907	49,588

Sale of Oil and Natural Gas Operations on October 31, 2000

On October 31, 2000, we sold our oil and natural gas businesses for $475,000,000, subject to post-closing adjustments. As a result of the transaction, we recorded a gain in the fourth quarter 2000 of approximately $62,000,000, net of income taxes and a regulatory liability of approximately $32,500,000. The $32,500,000 liability represents the portion of the proceeds from the sale of oil and natural gas businesses, which we believe is attributable to properties previously included in the natural gas utility's rate base. Based on gas stipulation agreements addressing the removal of natural gas production properties from regulation, we have agreed to share this amount with our natural gas utility ratepayers. For more information on regulatory matters affecting the natural gas utility, see Note 4, "Deregulation and Regulatory Matters."

Sale of Continental Energy Services, Inc. on February 21, 2001

On February 21, 2001, we sold Continental Energy, our independent power production business, to CES Acquisitions Corp. for $84,500,000, subject to post-closing adjustments. As a result of the transaction, we recorded a pretax gain in the first quarter 2001 of approximately $50,800,000, which we classified in "Other income - net." The after-tax gain was approximately $31,100,000. For more information on the sale of Continental Energy, see Note 12, "Contingencies" in the "Sale of Continental Energy Services, Inc." section.

Sale of Coal Operations on April 30, 2001

On April 30, 2001, we sold our coal businesses to Westmoreland Coal Company (Westmoreland) for $138,000,000, subject to customary purchase price adjustments. As a result of this transaction, we recorded a gain in the second quarter 2001 of approximately $31,400,000, net of income taxes. Westmoreland has questioned our proposed post-closing adjustments, and the parties are seeking to resolve these issues. We do not expect that the final adjustments will have a material adverse effect on our reported gain.

Status of Pending Sale of The Montana Power, L.L.C./Utility Business

On September 29, 2000, we entered into a Unit Purchase Agreement with NorthWestern Corporation (NorthWestern), a South Dakota-based energy company, pursuant to which NorthWestern agreed to purchase our affiliate, The Montana Power, L.L.C., a Montana limited liability company (MPLLC). MPLLC will hold - among other assets, liabilities, commitments, and contingencies - our electric (including Colstrip Unit 4) and natural gas utility business. The consideration for MPLLC is approximately $1,090,000,000, and is comprised of cash of $602,000,000 and NorthWestern's assumption of up to $488,000,000 of debt.

The closing of this sale is subject to the approval of our shareholders, regulatory approval from the Montana Public Service Commission (PSC), and other customary closing conditions. We received approval for the sale from the Federal Energy Regulatory Commission (FERC) in February 2001. We are seeking to close the sale of our utility business to NorthWestern in 2001. Pending receipt of these approvals, we cannot provide assurance that this transaction will close or that the terms and conditions will remain unchanged.

For additional information on the Definitive Proxy Statement/Prospectus and the special meeting of our shareholders to consider and vote on the sale and other matters, see Note 2, "Upcoming Special Meeting of Shareholders."

NOTE 2 - UPCOMING SPECIAL MEETING OF SHAREHOLDERS

On July 13, 2001, we filed a definitive Proxy Statement/Prospectus with the Securities and Exchange Commission to request that our shareholders approve, among other matters, our restructuring and the sale of our utility business to NorthWestern. A special meeting of our shareholders is scheduled to be held on Friday, September 14, 2001, at 1:30 p.m., at the Mother Lode Theatre, 316 W. Park, Butte, Montana, to consider and vote on these proposals.

NOTE 3 - ACQUISITION OF TELECOMMUNICATIONS PROPERTIES

On June 30, 2000, we recorded approximately $60,000,000 of property and equipment and approximately $146,000,000 of intangible assets related to an acquisition of telecommunications properties and customer accounts. In February 2001, we received the final appraisal of the acquired properties from an independent third party. Our initial cost allocation and the final appraisal identified total tangible and intangible assets of approximately $206,000,000. The final appraisal assigned approximately $4,500,000 less value to the property and equipment and $4,500,000 additional value to the intangible assets. We adjusted these asset values accordingly in the first quarter 2001, and recognized an adjustment of approximately $100,000 to depreciation and amortization expense. We are amortizing the acquired property and equipment and intangible assets over their estimated useful lives on the straight-line basis in accordance with our stated policies.

In the second quarter 2001, we reclassified approximately $123,000,000 relating to an Indefeasible Rights-of-Use capacity agreement from "Intangibles, net of amortization" under "Other assets" to "Property, plant, and equipment" on our Consolidated Balance Sheet. There was no impact on our Consolidated Statement of Income. For comparability purposes, we have reclassified these amounts for all prior periods. For additional information regarding the acquisition of telecommunications properties, see Note 12, "Contingencies" under the "Qwest Communications Corporation" section.

NOTE 4 - DEREGULATION AND REGULATORY MATTERS

Deregulation

The electric and natural gas utility businesses in Montana are transitioning to a competitive market in which commodity energy products and related services are sold directly to wholesale and retail customers.

Electric

Montana's Electric Utility Industry Restructuring and Customer Choice Act (Electric Act), passed in 1997, provides that all customers will be able to choose their electric supplier by July 1, 2002, with us acting as default supplier through the transition period. As default supplier, we are obligated to continue to supply electric energy to customers in our service territory who have not chosen, or have not had an opportunity to choose, other power suppliers during the transition period. This obligation requires us to develop an energy supply portfolio to meet these customers' electric needs. Buyback contracts allow us to purchase power necessary to serve these customers through the transition period ending June 30, 2002.

As required by the Electric Act, we filed a comprehensive transition plan with the PSC in July 1997, stating how we expected to transition to customer choice. This filing was split into two segments: Tier I and Tier II. In June 1998, the PSC rendered an order on Tier I issues, which dealt with accounting orders, customer choice for large industrial customers, pilot programs for remaining customers, and standards of conduct for utility and nonutility affiliates. In February 2000, we initiated litigation in Montana District Court in Butte to address our ability to use tracking mechanisms to ensure fair and accurate recovery of Tier II costs, including Qualifying Facility (QF) power-purchase contract costs and certain other transition costs. In May 2000, the district court ruled that the PSC must allow us to incorporate tracking mechanisms in our transition plan proposal. However, in June 2001, the Montana Supreme Court reversed this decision on appeal by the PSC and the Large Customer Group, consisting of various large industrial customers. The PSC had suspended final processing of the Tier II filing prior to the Montana Supreme Court decision. Without the ability to use tracking mechanisms, we will be required to determine the value of Tier II transition costs by estimating future market values of electricity, independent third-party appraisal, or competitive bids. Final processing of the Tier II filing is still pending.

In its 2001 session, the Montana Legislature passed House Bill 474, which provides for the use of a cost-recovery mechanism that ensures all prudently incurred electric energy supply costs of the default supplier are fully recoverable in rates. This law also extends the transition period through June 30, 2007.

Natural Gas

Montana's Natural Gas Utility Restructuring and Customer Choice Act, also passed in 1997, provides that a natural gas utility may voluntarily offer its customers choice of natural gas suppliers and provide open access. We have opened access on our gas transmission and distribution systems, and all of our natural gas customers have the opportunity of gas supply choice.

Regulatory Matters

The PSC regulates our transmission and distribution services and approves the rates that we charge for these services, while FERC regulates our transmission services and our remaining generation operations. Current regulatory issues are discussed below.

Pending Sale of Our Utility Business

Together with NorthWestern, we filed joint applications seeking approval of the sale of our utility business to Northwestern with FERC on December 20, 2000 and with the PSC on January 11, 2001. FERC issued its approval on February 20, 2001. The PSC issued an order in June 2001 denying the joint application, claiming that insufficient information had been provided for it to fully evaluate whether the transaction is in the public interest. The PSC itemized additional information that must be provided before processing of the case will continue. We expect to re-file the joint application with the PSC in August 2001. While we expect the PSC will approve the sale of our utility business to NorthWestern and that we will be able to consummate the pending sale of the utility business by the end of 2001, we cannot assure that the PSC will approve the sale, or if the approval is received, the timing of the approval.

Pending Transmission Asset Sale

In accordance with our Asset Purchase Agreement with PPL Montana, we expect to sell our portion of the 500-kilovolt transmission system associated with Colstrip Units 1, 2, and 3 for $97,100,000, subject to the receipt of required regulatory approvals. We expect this transaction to close in late 2001 at the earliest.

PSC

Electric Rates

Montana's Electric Act established a rate moratorium for all electric customers pursuant to which transmission and distribution rates could not be increased until July 1, 2000. With the expiration of the moratorium, we filed a combined request for increased electric and natural gas rates with the PSC - requesting increased annual electric transmission and distribution revenues of approximately $38,500,000, with a proposed interim annual increase of approximately $24,900,000. On November 28, 2000, the PSC granted us an interim electric rate increase of approximately $14,500,000. On May 8, 2001, we received a final order from the PSC resulting in an annual delivery service revenue increase of $16,000,000, including the $14,500,000 interim increase granted on November 28, 2000.

On June 27, 2001, the PSC issued an order stating that they continue to have jurisdiction over us as a fully integrated public utility, in spite of the December 17, 1999 sale of our electric generating facilities. The order required that, if we desired a power supply rate change at the end of the rate moratorium on July 1, 2002, we must make a filing containing information that supports what rates would be if the regulatory system in place prior to deregulation remained intact. We filed a motion for reconsideration with the PSC, which was subsequently denied. We are considering various legal options in response to the denial.

Natural Gas Rates

As discussed above, in August 2000, we filed a combined request for increased natural gas and electric rates with the PSC. We requested increased annual natural gas revenues of approximately $12,000,000, with a proposed interim annual increase of approximately $6,000,000. On November 28, 2000, the PSC granted us an interim natural gas rate increase of approximately $5,300,000. On May 8, 2001, we received a final order from the PSC resulting in an annual delivery and gas storage service revenue increase of $4,300,000. Because the amount established in the final order is less than the interim order, we began including the difference collected from November 2000 through May 2001, with interest, in our customers' bills over a one-year period.

In January 2001, we submitted to the PSC an Annual Gas Cost Tracker requesting an increase of approximately $51,000,000. At that time, we also submitted a Compliance Filing for a credit of approximately $32,500,000 associated with a sharing of the proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base. As a result, effective February 1, 2001, we began collecting a net amount of approximately $18,500,000 in revenues over a one-year period. Intervening parties have submitted opposing testimony on both of these filings, challenging our gas costs and proposing a credit from the sale of approximately $60,000,000. A hearing is scheduled to begin on September 25, 2001. For further information on the $32,500,000 credit to our natural gas utility ratepayers, see Note 1, "Decision to Sell Energy Businesses," under the "Sale of Oil and Natural Gas Operations on October 31, 2000" section.

FERC

Through a filing with FERC in April 2000, we are seeking recovery of approximately $23,800,000 in transition costs associated with serving two wholesale electric cooperatives. We do not expect a FERC decision on this filing, which corresponds with our transition-costs recovery proceedings with the PSC in Montana, until after the PSC issues its Tier II order.

NOTE 5 - OTHER (INCOME) DEDUCTIONS - NET

The following table provides the components of other (income) deductions - net:

	Six Months Ended		Quarter Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Thousands of Dollars)

Interest income	$ (4,177)	$ (14,046)	$ (744)	$ (6,091)
(Earnings) loss from
unconsolidated investments:
Telecommunications	6,949	454	3,234	823
Continental Energy	(5,707)	(43,909)	-	(38,209)
Pretax gain on sale of
Continental Energy	(50,787)	-	-	-
Other	1,216	839	(85)	661
	$ (52,506)	$ (56,662)	$ 2,405	$ (42,816)

Decreased earnings from Continental Energy's unconsolidated investments of approximately $38,200,000 is primarily due to a pretax gain on the sale of the equity interest in the Brazos project in the second quarter of 2000 of approximately $34,300,000. In addition, because of the February 21, 2001 sale of Continental Energy, we had 2 months of unconsolidated investment income during 2001 as compared to 6 months during 2000.

The losses from unconsolidated telecommunications investments result primarily from two joint ventures offering wireless telecommunications services. Throughout 2000 and 2001, both ventures have been in the development and build-out stage and have incurred losses as anticipated in their business plans.

NOTE 6 - EARNINGS PER SHARE OF COMMON STOCK

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

For comparative purposes, the following table shows consolidated basic net income per share.

	Six Months Ended		Quarter Ended
	June 30,		June 30,
	2001	2000	2001	2000

Continuing Operations	$0.10	$0.36	$(0.39)	$0.22
Discontinued Operations	0.37	0.26	0.28	0.12

Consolidated	$0.47	$0.62	$(0.11)	$0.34

NOTE 7 - SHORT-TERM BORROWING

At June 30, 2001, we had committed lines of credit of $100,000,000 and uncommitted lines of $30,000,000. Facility or commitment fees on the committed lines of credit are not significant.

At June 30, 2001, we had outstanding notes payable to banks for $81,800,000, of which $80,000,000 was issued from our committed lines of credit and $1,800,000 from our uncommitted lines, at an average annual interest rate of 4.53 percent.

NOTE 8 - LONG-TERM DEBT

In 2000, Touch America entered into a $400,000,000 5-year Senior Secured Credit Facility for use in our telecommunications operations. The loan facility consisted of a $200,000,000 term loan and $200,000,000 revolver, either of which we could use for short- or long-term borrowing. The following table summarizes the activity under the loan facility during the first six months of 2001.

Touch America $400,000,000 Senior Secured Credit Facility
	Term Loan		Revolver Loan
Date	Borrowing/ (Payment)	Balance	Borrowing/ (Payment)	Balance	Total Loan Balance
(Thousands of Dollars)
12/31/00 Balance		$ 100,000		$ -	$ 100,000
03/08/01	(27,600)	72,400	-	-	72,400
04/16/01	30,000	102,400	-	-	102,400
05/08/01	(64,300)	38,100	-	-	38,100
06/08/01	-	38,100	35,000	35,000	73,100
06/18/01	36,000	74,100	-	35,000	109,100
06/30/01 Balance		$ 74,100		$ 35,000	$ 109,100

The $27,600,000 repayment was required as a result of the sale of Continental Energy on February 21, 2001, and the $64,300,000 repayment was required as a result of the sale of our coal businesses on April 30, 2001. With these repayments totaling $91,900,000, the term loan portion of the facility is permanently reduced from $200,000,000 to $108,100,000. The entire loan balance of $109,100,000 is included as long-term debt due within one year on the Consolidated Balance Sheet. Since the end of the second quarter, we have borrowed an additional $96,000,000 under the revolver and $4,000,000 under the term loan bringing the current loan balance to $209,100,000.

We made a scheduled semi-annual repayment of approximately $2,500,000 on our 6.2 percent natural gas transition bonds on March 15, 2001. In addition, on April 6, 2001, we retired $60,000,000 of our variable rate Series B Unsecured Medium Term Notes at maturity.

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

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (loss). At June 30, 2001, "Accumulated other comprehensive loss" consisted of an accumulated foreign currency translation loss of approximately $90,000 and a minimum pension liability adjustment of $2,000,000 related to our unfunded, nonqualified benefit plan for senior management, executives and directors. The minimum pension liability adjustment represents the excess of that plan's additional minimum liability over unrecognized prior service cost for the year 2000 and was recorded as a separate component of other comprehensive income (loss) in accordance with paragraphs 37 and 38 of SFAS No. 87, "Employers' Accounting for Pensions." We have restated "Accumulated other comprehensive loss" at June 30 and December 31, 2000 to include the plan's minimum pension liability adjustment of approximately $1,700,000 based on the plan's actuarial report for the year 1999.

For the six months ended June 30, 2001 and 2000, other comprehensive loss was $57,000 and $1,800,000, respectively. Comprehensive income, or the addition of net income and accumulated other comprehensive income (loss), was approximately $48,100,000 for the six months ended June 30, 2001, and approximately $46,500,000 for the six months ended June 30, 2000.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

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

At March 31,2001, we had a price swap agreement with one industrial customer that hedged our exposure to variability in expected cash flows attributable to commodity price risk. That agreement converted 43 MWs of the Mid-Columbia (Mid-C) index price of our power supply agreement with that customer to a fixed price through the end of May 2001. On the basis of published Mid-C market projections, we estimated that the fair market value of the agreement at March 31, 2001 was a $400,000 after-tax loss, and thus debited "Accumulated other comprehensive income" for that amount.

For the month of June 2001, we entered into a swap agreement with a counterparty to hedge 50 MWs, over half of which we were purchasing at a fixed rate and the remaining at Mid-C from power generators, but all of which we were selling at Mid-C to a power marketer. Because the hedging transaction was negotiated in the same period in which the hedged transactions occurred, we did not record our estimate of the fair market value of the price swap in "Accumulated other comprehensive income."

In the second quarter 2001, the hedged electric energy sales resulted in an after-tax loss of approximately $14,000,000, and the price swaps hedging those sales in an after-tax loss of approximately $700,000. We reclassified $400,000 of the March 31, 2001 estimate from "Accumulated other comprehensive loss" to earnings and recognized the remaining loss of $300,000 as it was incurred in June 2001. Neither price swap was an effective hedge in offsetting the negative cash flows of the hedged transactions. At June 30, 2001, we had no material derivative financial instrument in place.

For the six months ended 2001, the hedged electric energy sales resulted in an after-tax loss of $25,000,000, and the price swaps hedging those sales resulted in an after-tax gain of approximately $7,600,000. For additional information regarding our losses from long-term power supply agreements, see Note 12, "Contingencies," in the "Long-Term Power Supply Agreements" section.

NOTE 12 - CONTINGENCIES

Kerr Project

A FERC order that preceded our sale of the Kerr Project required us to implement a plan to mitigate the effect of the Kerr Project operations on fish, wildlife, and habitat. To implement this plan, we were required to make payments totaling approximately $135,000,000 between 1985 and 2020, the term during which we would have been the licensee. In the sale of the Kerr Project, the purchaser of our electric generating assets assumed the obligation to make post-closing license compliance payments.

In December 1998 and January 1999, we asked the United States Court of Appeals for the District of Columbia Circuit to review this and another of FERC's orders and the United States Department of Interior's conditions contained in them. In December 2000, FERC issued an order approving a settlement among the parties. On February 15, 2001, the Circuit Court dismissed the petitions for review. Consequently, the approximately $24,000,000 that we paid into escrow in 2000 has been released to the Confederated Salish and Kootenai Tribes (Tribes) to be used in accordance with the terms of the settlement and we have transferred 669 acres of land on the Flathead Indian Reservation to the Tribes. With the payment and the transfer of land, we have fulfilled our obligations under the terms of this settlement. Because PPL Montana, the purchaser, assumed the obligation in excess of $24,000,000, the basis in the properties sold decreased and the regulatory liability associated with the deferred gain on the sale increased accordingly.

Long-Term Power Supply Agreements

Long-term power supply agreements, primarily an agreement with a large industrial customer, had exposed us to losses and potential future losses mainly because of unusually high electric energy market prices. To eliminate our exposure to expected future losses through December 2002 when the agreement with that customer terminated, we executed a termination agreement effective June 30, 2001. Under the termination agreement, we made a one-time payment of $62,500,000 to the customer and ended our obligations under this power supply agreement. We recorded a pretax loss of $62,500,000, or approximately $37,900,000 after income taxes, in the second quarter 2001. Prior to the termination agreement, we recorded pretax losses associated with the power supply agreement of approximately $2,500,000 in the first quarter 2001 and $22,500,000 in the second quarter 2001.

Sale of Continental Energy Services, Inc.

On February 21, 2001, we sold Continental Energy, our independent power production business, for $84,500,000, subject to post-closing adjustments. The purchaser has disputed our proposed post-closing adjustments, which would require the purchaser to make an additional payment to us of approximately $800,000, and the purchaser is claiming post-closing adjustments in its favor of approximately $10,000,000. The contract provides for a dispute resolution process, which we expect to be used to finalize these post-closing adjustments. We disagree with the purchaser's position but are currently unable to predict the outcome of the dispute resolution process or the impact, if any, on the gain recorded on this sale.

Qwest Communications Corporation

On August 8, 2001, Touch America received a copy of a demand for arbitration that Qwest Communications Corporation filed against Touch America seeking, in part, damages that Qwest claims to have incurred resulting from two agreements entered into between the parties as a result of the June 30, 2000 acquisition discussed in Note 3, "Acquisition of Telecommunications Properties." Under one of the agreements, a Bilateral Wholesale Agreement, Qwest and Touch America provide wholesale communications services to each other. Under the other agreement, a Transition Services Agreement, Qwest provides support services to enable Touch America to provide telecommunications services to its customers. Pursuant to the demand for arbitration, Qwest is seeking recovery of amounts that it claims exceed $47,000,000.

On August 10, 2001, Qwest also filed a lawsuit in Denver County Colorado District Court. In this lawsuit, which addresses claims not covered by the demand for arbitration, Qwest is seeking damages in an amount to be proven at trial.

Touch America disagrees with the assertions in Qwest's filings, believes that Qwest's claims lack merit, and will vigorously defend these actions. Touch America will file counterclaims against Qwest, seeking - among other things - damages that Touch America has incurred. Touch America believes that its damages exceed the amount that Qwest is seeking from Touch America. However, we are presently unable to predict the outcome of these matters or how the outcome may affect our consolidated financial position, results of operations, or cash flows.

Williams Communications, LLC/Sierra Touch America, LLC

On July 20, 2001, Williams Communications, LLC filed a lawsuit in the United States District Court for the Northern District of Oklahoma alleging that Sierra Touch America, LLC (STA), a joint venture between Sierra Pacific Communications and Touch America, failed to make timely payments on invoices totaling approximately $23,400,000 related to a construction agreement between Williams and STA. STA did not approve the additional work and cost overruns submitted by Williams, and STA disagrees with the amount of Williams' claims. Pursuant to the construction agreement, Williams is constructing a fiber optic telecommunications route for STA from Verdi, Nevada to Sacramento, California.

While we are presently unable to predict the ultimate outcome of this matter, we believe that our total exposure is less than the amount that Williams is demanding and, therefore, expect the ultimate resolution of this matter will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

For more information on STA, see Note 13, "Commitments," in the "Joint Ventures" section under "Touch America's Commitments."

Miscellaneous

We, together with our subsidiaries, are parties to various other legal claims, actions, and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 13 - COMMITMENTS

Touch America's Commitments

Joint Ventures

Touch America has entered into strategic alliances to expand its network and increase its revenues. In accordance with the agreements governing these relationships, Touch America is committed to contribute capital at various times.

In May 2000, Touch America and Sierra Pacific Communications, a subsidiary of Sierra Pacific Resources, formed a 50-50 joint venture, named Sierra Touch America, LLC, to construct a fiber optic network between Sacramento and Salt Lake City. This network will make up 750 miles of the 4,300-mile build-out that Touch America is constructing in tandem with its construction of a fiber optic network for AT&T. Sierra Touch America has begun construction of this route and expects to complete the route in the fourth quarter of 2001 at an estimated cost of $130,000,000. Touch America will purchase 4 of the 6 conduits of the network and sell 3 to AT&T and exchange another with a third party. Sierra Touch America, LLC will retain ownership of the remaining 2 conduits, of which each partner will have an equal share. At the end of the second quarter 2001, Touch America and Sierra Pacific Communications each had contributed $6,390,000 to the joint venture and Touch America had paid $24,860,000 toward the purchase of the 4 conduits. The terms of the joint venture agreement give Sierra Touch America a partial interest in the metropolitan fiber networks that Sierra Pacific Communications operates in Reno and Las Vegas. For information regarding litigation against the joint venture, see Note 12, "Contingencies" in the "Williams Communications, LLC/Sierra Touch America, LLC" section.

In January 2000, Touch America and AEP Communications LLC, a subsidiary of American Electric Power, formed a 50-50 joint venture named American Fiber Touch, LLC to connect national and regional fiber optic networks between Plano, Illinois and St. Louis, Missouri. This network will make up 296 miles of the 4,300-mile fiber optic build-out discussed above. American Fiber Touch has begun construction of the Plano-St. Louis route and expects to complete it in the fourth quarter 2001 at an estimated cost of $43,000,000. At the end of the second quarter 2001, Touch America had advanced $9,500,000 for construction costs, and it plans to contribute another $12,000,000 in 2001.

Investment

In January 2000, Touch America signed a purchase agreement with Minnesota PCS, LP (MPCS) to acquire a 25 percent interest in MPCS' wireless telephone business, which owns PCS licenses in North Dakota, South Dakota, Minnesota, and Wisconsin. In accordance with the agreement, Touch America made an initial equity investment of $2,700,000 in MPCS and in 2000 loaned MPCS $12,000,000 in interest-bearing notes payable on October 1, 2002. From October through December 2000, Touch America loaned an additional $4,375,000 to MPCS to cover network construction and operating costs. During the first and second quarters of 2001, Touch America advanced $2,895,551 to MPCS, due December 31, 2001. Touch America also has guaranteed the payment of $7,420,000 in loans made to MPCS through 2007.

To date, the investment has generated operating losses. Based on MPCS' current operations and future business plans, our assessment of the current value of MPCS' assets and Touch America's options with respect to the investment, we have concluded that there is no impairment of the investment or the loans at June 30, 2001. We will continue to assess the investment and loan valuations.

NOTE 14 - INFORMATION ON INDUSTRY SEGMENTS

Our continuing telecommunications business owns, operates, and develops a fiber optic network and provides wireless services mainly through Personal Communication Services and Local Multi-Point Distribution Services. Our telecommunications business offers a full line of high-speed voice, data, video, and Internet services; provides colocation services; leases dark fiber and conduit rights on the network; and offers construction management oversight services for installation of fiber networks. Our continuing utility business purchases, transmits, and distributes electric energy and natural gas, and the Colstrip Unit 4 division manages long-term power supply agreements. Continental Energy developed and invested in independent power projects and other energy-related businesses. We sold Continental Energy on February 21, 2001.

We sold our former oil and natural gas operations on October 31, 2000, and our former coal operations on April 30, 2001.

Identifiable assets of each industry segment are principally those assets used in our operation of those industry segments. Corporate assets are principally cash and cash equivalents and temporary investments.

We consider segment information for foreign operations insignificant.

NOTE 14 - INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Six Months Ended
	June 30, 2001
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers	$ 286,376	$ 304,061	$ 85,322
Intersegment sales	-	376	216
Pretax operating income (loss)	17,651	(51,645)	23,530
Capital expenditures	143,682	21,848	(1,305)(b)
Identifiable assets	1,241,852	1,022,706	366,706

CONTINUING (continued)
	Continental Energy	Other	Corporate

Sales to unaffiliated customers	$ 143	$ 9,043	$ -
Intersegment sales	-	632	-
Pretax operating loss	(731)	(512)	-
Capital expenditures	421	335	-
Identifiable assets	-	16,481	35,867

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers	$ 684,945	$ -	$ 684,945
Intersegment sales	1,224	(1,224)	-
Pretax operating loss	(11,707)	-	(11,707)
Capital expenditures	164,981	-	164,981
Identifiable assets	2,683,612	-	2,683,612

(a) The amounts indicated include certain eliminations between the business segments.

(b) Decreased capital expenditures resulted from reduced levels of natural gas in underground storage.

NOTE 14 - INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Six Months Ended
	June 30, 2000
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers	$ 53,222	$ 236,056	$ 67,020
Intersegment sales	334	2,344	169
Pretax operating income	12,697	16,367	11,367
Capital expenditures	257,184(c)	22,670(d)	5,417(d)
Identifiable assets	546,027	1,134,715(d)	345,024(d)

CONTINUING (continued)
	Continental Energy	Other	Corporate

Sales to unaffiliated customers	$ 500	$ 3,409	$ -
Intersegment sales	-	735	-
Pretax operating loss	(1,791)	(8,184)	-
Capital expenditures	886	10,629	55(d)
Identifiable assets	19,903	13,337	33,767(d)

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments	Consolidated Total

Sales to unaffiliated customers	$ 360,207	$ -	$ 360,207
Intersegment sales	3,582	(3,582)(a)	-
Pretax operating income	30,456	-	30,456
Capital expenditures	296,841	-	296,841
Identifiable assets	2,092,773	592,243(b)	2,685,016

(a) The amounts indicated include certain eliminations between the business segments.

(b) The adjustment of identifiable assets represents the identifiable assets of discontinued coal operation and oil and natural gas operations.

(c) The amount includes approximately $205,900,000 related to the Qwest acquisition.

(d) For purposes of comparability, Electric, Natural Gas, and Corporate operations were restated to reflect the second quarter 2001 transfer of the net plant of Shared Administrative Services from Corporate operations to Utility operations.

NOTE 14 - INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Quarter Ended
	June 30, 2001
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers	$ 141,936	$ 130,422	$ 27,677
Intersegment sales	-	174	75
Pretax operating income (loss)	4,550	(64,044)	4,279
Capital expenditures	91,631	14,657	4,784
Identifiable assets	1,241,852	1,022,706	366,706

CONTINUING (continued)
	Continental Energy	Other	Corporate

Sales to unaffiliated customers	$ -	$ 5,683	$ -
Intersegment sales	-	501	-
Pretax operating income	-	971	-
Capital expenditures	-	226	-
Identifiable assets	-	16,481	35,867

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers	$ 305,718	$ -	$ 305,718
Intersegment sales	750	(750)	-
Pretax operating loss	(54,244)	-	(54,244)
Capital expenditures	111,298	-	111,298
Identifiable assets	2,683,612	-	2,683,612

(a) The amounts indicated include certain eliminations between the business segments.

NOTE 14 - INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Quarter Ended
	June 30, 2000
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers	$ 28,862	$ 117,066	$ 22,102
Intersegment sales	26	574	90
Pretax operating income (loss)	5,991	4,758	(685)
Capital expenditures	240,254(c)	13,594(d)	6,987(d)
Identifiable assets	546,027	1,134,715(d)	345,024(d)

CONTINUING (continued)
	Continental Energy	Other	Corporate

Sales to unaffiliated customers	$ 250	$ (4,297)	$ -
Intersegment sales	-	471	-
Pretax operating loss	(1,412)	(3,911)	-
Capital expenditures	825	8,703	55(d)
Identifiable assets	19,903	13,337	33,767(d)

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments	Consolidated Total

Sales to unaffiliated customers	$ 163,983	$ -	$ 163,983
Intersegment sales	1,161	(1,161)(a)	-
Pretax operating income	4,741	-	4,741
Capital expenditures	270,418	-	270,418
Identifiable assets	2,092,773	592,243(b)	2,685,016

(a) The amounts indicated include certain eliminations between the business segments.

(b) The adjustment of identifiable assets represents the identifiable assets of discontinued coal operation and oil and natural gas operations.

(c) The amount includes approximately $205,900,000 related to the Qwest acquisition.

(d) For purposes of comparability, Electric, Natural Gas, and Corporate operations were restated to reflect the second quarter 2001 transfer of the net plant of Shared Administrative Services from Corporate operations to Utility operations.

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

Forward-looking statements that we make are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning our strategy and planned transition to a telecommunications company, including the sale of our utility business, revenue and cost trends, cost recovery, cost-reduction strategies and anticipated outcomes, pricing strategies, hedging arrangements, planned capital expenditures, financing needs and availability, and changes in the utility and telecommunications industries and other industries in which we operate. Investors or other readers of the forward-looking statements are cautioned that these statements are not a guarantee of future performance and that the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the statements. Some, but not all, of the risks and uncertainties include:

  General economic and weather conditions in the areas in which we have operations;
  Competitive factors and the effects of restructuring in the electric, natural gas, and telecommunications industries;
  The changing interpretation and enforcement of regulatory developments and court rulings concerning the telecommunications industry;
  The amount and timing of capital expenditures and other costs relating to the expansion of our fiber optic network;
  The ability to develop and market new telecommunications services;
  The ability to order and deploy telecommunications services on a timely basis to adequately satisfy end-user demand;
  Decreases in prices for our telecommunications services due to competition, volume-based pricing and other factors;
  The ability to successfully operate our fiber optic network;
  Enforceability of contracts;
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

Overview of Telecommunications Environment

For the six months ended June 30, 2001, our telecommunications operations had revenue growth of approximately six percent compared with the last six months of 2000. Current economic conditions, price declines, and the additional time needed to assimilate the June 2000 acquisition into our operations, have impeded our ability to meet our growth target of twenty-five percent for 2001. We will focus our telecommunications business on higher margin network revenues and drop unprofitable revenues from our product mix as part of our strategy going forward. In addition, we expect our efforts to decrease off-network charges will reduce our operating expenses.

We currently expect revenues from our telecommunications operations to be approximately $590,000,000 in 2001. Income from these operations plus depreciation is expected to be approximately $100,000,000 for the year.

Results of Operations

The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results.

For the Six Months Ended June 30, 2001 and 2000:

Net Income Per Share of Common Stock (Basic)

Year-to-date earnings were $0.47 per share, a decrease of $0.15 per share, or approximately 24 percent, compared to year-to-date 2000 earnings of $0.62 per share.

Earnings from continuing operations - consisting of telecommunications, utility, Continental Energy, and other operations - decreased $0.26 per share, from $0.36 per share to $0.10 per share. Included in the $0.10 per share earnings is a gain of approximately $0.30 per share from the first quarter 2001 sale of our independent power subsidiary, Continental Energy, and losses of $0.53 per share related to market-based power purchases for and the buy out of a large industrial power supply contract. This June 30, 2001 buy out of the power supply contract's remaining eighteen months resulted in a one-time loss of approximately $0.37 per share.

In 2000, we implemented discontinued operations accounting for our former coal and oil and natural gas operations. Earnings from these discontinued operations for the six months ended June 30, 2001, were $0.37 per share, an increase of $0.11 per share compared with 2000 earnings of $0.26 per share. The increase resulted from the gain on the sale of our former coal businesses, partially offset by reduced earnings from our former coal operations and the absence of earnings from our former oil and gas operations.

Income from Continuing Operations: Telecommunications; Utility (including Colstrip Unit 4); Continental Energy; and Other

Income from continuing operations before income taxes decreased approximately $40,900,000 compared with the six months ended June 30, 2000. This decrease is due to lower income before income taxes from the electric utility, primarily due to losses related to market-based power purchases for and the buy out of a large industrial power supply contract. This decrease was partially offset by increased income before income taxes in Touch America, the natural gas utility, Continental Energy, and other operations. Specifically, the overall decrease in income before income taxes was primarily attributable to the following areas:

  Income from electric utility operations decreased approximately $68,000,000;

  Income from our telecommunications operations increased approximately $5,000,000, or 39 percent;

  Income from natural gas utility operations increased approximately $12,200,000;

  Income from other operations increased approximately $7,700,000;

  "Other income - net" and interest income increased approximately $1,200,000; and
  Income from Continental Energy increased approximately $1,100,000.

Income from Discontinued Operations: Former Coal and Oil and Natural Gas

Income from our discontinued operations, net of income taxes, increased approximately $10,400,000 compared to 2000.

For comparative purposes, the following table shows consolidated basic net income per share.

	Six Months Ended
	June 30,	June 30,
	2001	2000

Continuing Operations	$ 0.10	$ 0.36
Discontinued Operations	0.37	0.26

Consolidated	$ 0.47	$ 0.62

CONTINUING OPERATIONS

	Six Months Ended
	June 30,
	2001	2000
	(Thousands of Dollars)

TELECOMMUNICATIONS:

REVENUES:
Revenues	$ 286,376	$ 53,222
Intersegment revenues	-	334
	286,376	53,556
EXPENSES:
Operations and maintenance	183,077	24,383
Selling, general, and administrative	57,365	8,646
Taxes other than income taxes	7,885	2,290
Depreciation and amortization	20,398	5,540
	268,725	40,859

INCOME FROM TELECOMMUNICATIONS OPERATIONS	17,651	12,697

UTILITY AND COLSTRIP UNIT 4:

ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS:

REVENUES:
Revenues	304,061	236,056
Intersegment revenues	376	2,344
	304,437	238,400
EXPENSES:
Power supply	271,083	134,301
Transmission and distribution	20,906	22,572
Selling, general, and administrative	20,830	25,400
Taxes other than income taxes	20,958	19,971
Depreciation and amortization	22,305	19,789
	356,082	222,033

INCOME (LOSS) FROM ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS	(51,645)	16,367

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	40,917	44,753
Gas supply cost revenues	44,405	22,267
Intersegment revenues	216	169
	85,538	67,189
EXPENSES:
Gas supply costs	44,405	22,267
Other production, gathering, and exploration	698	532
Transmission and distribution	6,813	7,795
Selling, general, and administrative	(2,407)	13,601
Taxes other than income taxes	6,994	6,847
Depreciation and amortization	5,505	4,780
	62,008	55,822

INCOME FROM NATURAL GAS UTILITY OPERATIONS	23,530	11,367

CONTINUING OPERATIONS (continued)

	Six Months Ended
	June 30,
	2001	2000
	(Thousands of Dollars)

CONTINENTAL ENERGY:

REVENUES:
Revenues	143	500

EXPENSES:
Operations and maintenance	1	548
Selling, general, and administrative	878	1,467
Taxes other than income taxes	(7)	1
Depreciation and amortization	2	275
	874	2,291

LOSS FROM CONTINENTAL ENERGY OPERATIONS	(731)	(1,791)

OTHER OPERATIONS:

REVENUES:
Revenues	9,043	3,409
Intersegment revenues	632	735
	9,675	4,144
EXPENSES:
Operations and maintenance	1,180	235
Selling, general, and administrative	8,337	8,883
Taxes other than income taxes	17	610
Depreciation and amortization	653	2,600
	10,187	12,328

LOSS FROM OTHER OPERATIONS	(512)	(8,184)

INTEREST EXPENSE AND OTHER INCOME:
Interest	14,312	19,737
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	2,746	2,746
Other income - net	(52,506)	(56,662)
	(35,448)	(34,179)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,741	64,635

INCOME TAXES	11,885	24,903

NET INCOME FROM CONTINUING OPERATIONS	11,856	39,732

DIVIDENDS ON PREFERRED STOCK	1,925	1,845

NET INCOME FROM CONTINUING OPERATIONS AVAILABLE FOR COMMON STOCK	$ 9,931	$ 37,887

Telecommunications Operations

For the six months ended June 30, 2001, income from our telecommunications operations increased approximately $5,000,000, or 39 percent, from $12,700,000 in 2000 to $17,700,000.

Revenues: Telecommunications revenues increased approximately $232,800,000, from $53,600,000 in 2000 to $286,400,000 in 2001, primarily due to the June 30, 2000 acquisition of wholesale, private-line, long-distance, and other telecommunications customers in former U S WEST's fourteen-state region. This growth occurred principally in the following areas:

  Network services revenues, which include wholesale and dedicated business line revenues, increased approximately $169,500,000, from $30,200,000 to $199,700,000;
  Retail sales revenues, which include commercial and consumer long-distance revenues, increased approximately $59,800,000, from $13,000,000 to $72,800,000; and
  Other revenues, which include equipment sales, engineering, and construction services, increased approximately $3,500,000, from $10,400,000 to $13,900,000.

Expenses: Telecommunications expenses increased approximately $227,800,000, from $40,900,000 in 2000 to $268,700,000 in 2001, mainly because of the June 2000 acquisition mentioned above. These increases consist primarily of the following items:

  Operations and maintenance expenses (O&M) increased approximately $158,700,000 due primarily to higher off-network charges for access to other telecommunications companies' systems to carry the increased customers discussed above;
  Selling, general, and administrative (SG&A) expenses increased approximately $48,700,000, as a result of customer growth and the increased costs of expanding Touch America's infrastructure and our sales and marketing efforts; and

  Depreciation and amortization expense and taxes other than income taxes increased approximately $20,400,000, mainly due to continuing expansion of our fiber optic network and additional assets acquired in 2000.

Utility Operations

Electric Utility (including Colstrip Unit 4)

Agreement to Terminate an Industrial Power Supply Contract

Because of unusually high electric energy market prices, we have incurred losses and would have expected to continue to incur losses to supply power under a long-term power supply contract with an industrial customer. To eliminate our total exposure under the power supply contract, we executed an agreement effective June 30, 2001 to buy out the remaining term of the power supply contract. Under the agreement, we made a one-time payment of $62,500,000 to the customer and terminated our obligations under the power supply contract, which would have remained in effect through December 2002. We recorded a pretax loss of $62,500,000, or approximately $37,900,000 after income taxes, in the second quarter 2001. Prior to the termination agreement, we recorded pretax losses associated with the power supply contract of approximately $2,500,000 in the first quarter 2001 and $22,500,000 in the second quarter 2001.

Operating Results

Income from electric utility operations for the six months ended June 30, 2001 decreased approximately $68,000,000 compared to the same period in 2000 primarily because of the agreement to terminate an industrial power supply contract, as discussed above.

Revenues: Revenues increased approximately $66,000,000 primarily because of the following:

  Higher rates charged to general business customers;
  Higher market prices for sales of purchased power remaining after fulfilling special market-based contract load requirements;
  Revenues from a swap instrument used to mitigate the losses incurred on a long-term power supply contract with a large industrial customer; and
  Increased revenues from wheeling energy across our transmission lines.

Expenses: Operating expenses increased approximately $134,000,000 primarily because of an increase in power supply costs of approximately $136,800,000. Most of the power supply increase was caused by the one-time payment of $62,500,000 to terminate a power supply contract with a large industrial customer, as discussed above, and higher average prices for wholesale power purchased mainly to supply that customer while the power supply contract was in effect. Decreased transmission and distribution expenses and decreased SG&A expenses partially offset the increased power supply costs. Lower ancillary service charges, partially offset by increased expense for wheeling energy across third-party lines, caused most of the decrease in transmission and distribution expenses, while SG&A expenses decreased mainly because of the recognition of regulatory assets as a result of a PSC Order.

Regulatory: For information on regulatory matters affecting the electric utility, see Note 4, "Deregulation and Regulatory Matters."

Natural Gas Utility

Income from operations for the six months ended June 30, 2001 increased approximately $12,200,000 compared to the same period in 2000.

Revenues: Revenues increased approximately $18,400,000 mainly because of increased gas supply cost revenues, partially offset by a decrease in rates charged to general business customers resulting primarily from the sharing of proceeds with customers discussed in Note 4, "Deregulation and Regulatory Matters," under the "Natural Gas Rates" section.

Expenses: Overall operating expenses increased approximately $6,200,000. While gas supply costs increased approximately $22,100,000 due to higher market prices, these costs were mostly offset by the amortization of a regulatory liability of approximately $15,600,000 associated with a sharing of the proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base. In February 2001, we began including this credit in customers' bills over a one-year period. Decreased expenses of approximately $1,900,000 related to the recognition of regulatory assets as a result of a PSC Order also partially offset the increased gas supply costs.

Regulatory: For information on regulatory matters affecting the natural gas utility, see Note 4, "Deregulation and Regulatory Matters."

Continental Energy

We sold Continental Energy on February 21, 2001.

Other Operations

We have reclassified into other operations all general corporate overhead expenses associated with, but not directly attributable to, the former coal and oil and natural gas operations. Income from other operations increased approximately $7,700,000, from a loss of $8,200,000 in 2000 to a loss of $500,000 in 2001, primarily because of decreases in these reclassified general corporate overhead expenses. The decrease is mainly due to the sales of our former oil and natural gas operations in October 2000 and our former coal operations in April 2001.

Revenues and O&M expenses in other operations increased primarily because we purchased One Call Locators, Ltd. (One Call) in January 2000, and its operating results are included in other operations. Increased activity in One Call's business resulted in higher revenues and O&M. In addition, a new subsidiary created in the third quarter of 2000, Discovery Energy Solutions, Inc. (Discovery), is reflected in other operations and contributed to the increased revenue and O&M.

SG&A expenses were lower mainly due to the decrease in reclassified general corporate overhead expense discussed above. This decrease was partially offset by higher SG&A in One Call and Discovery.

Taxes other than income taxes and depreciation and amortization decreased due to the transfer of assets from other operations to the telecommunications and utility business units. The expenses associated with these assets are now recorded in those business units.

Interest Expense and Other Income

Interest expense decreased approximately $5,400,000 principally due to the net retirement of long-term debt in the first half of 2000. Decreased interest expense from debt retirements was partially offset by increased interest on short-term borrowings. In addition, interest associated with the settlement of outstanding audit issues from prior years' federal tax returns also offset some of the reduced interest from long-term debt retirements.

In the fourth quarter 2000, we began classifying all earnings from our subsidiaries' unconsolidated investments in "Other income - net." We previously reported these earnings separately in revenues under "Earnings from unconsolidated investments." We have reclassified all amounts from prior periods to reflect this change.

"Other (income) deductions - net" decreased approximately $4,200,000. An increase in "Other (income) deductions - net" from a pretax gain of approximately $50,800,000 on the February 21, 2001 sale of Continental Energy was more than offset by three items. The first item was decreased earnings from Continental Energy's unconsolidated investments of approximately $38,200,000. These earnings included the pretax gain on the sale of the equity interest in the Brazos project in the second quarter of 2000 of approximately $34,300,000. In addition, there was a decrease in interest income of approximately $9,900,000 due to less cash available for investing. Finally, there was a decrease in earnings from unconsolidated telecommunications investments of approximately $6,500,000, primarily from two joint ventures offering wireless telecommunications services. Throughout 2000 and 2001, both ventures have been in the development and build-out stage and have incurred losses as anticipated in their business plans.
DISCONTINUED OPERATIONS

	Six Months Ended
	June 30
	2001	2000
	(Thousands of Dollars)

DISCONTINUED OPERATIONS:
Income from discontinued former coal operations (less applicable income taxes of $2,349 and $3,465)	$ 6,985	$ 14,567
Income from discontinued former oil and natural gas operations (less applicable income taxes of $7,163)	-	13,397
Gain on sale of discontinued former coal operations (less applicable income taxes of $30,862)	31,352	-
NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE FOR COMMON STOCK	$ 38,337	$ 27,964

Discontinued Former Coal and Oil and Natural Gas Operations

Former Coal Operations

Income from our discontinued former coal operations decreased approximately $7,600,000 chiefly because of the April 30, 2001 sale of these properties to Westmoreland Coal Company, which resulted in only four months of operations for 2001. As a result of the sale, we recorded an after-tax gain, subject to customary purchase price adjustments, of approximately $31,400,000. Westmoreland has questioned certain post-closing adjustments, and the parties are seeking to resolve these issues.

Former Oil and Natural Gas Operations

Income from our discontinued former oil and natural gas operations decreased approximately $13,400,000 because we sold these operations on October 31, 2000.

For the Quarter Ended June 30, 2001 and 2000:

Net Income Per Share of Common Stock (Basic)

We reported a consolidated basic net loss of $0.11 per share in the second quarter 2001 as compared with second quarter 2000 consolidated basic net income of $0.34 per share. This decrease in earnings is primarily due to losses of $0.51 per share related to market-based power purchases for and the buy out of a large industrial power supply contract.

Earnings from continuing operations for the second quarter 2001 - consisting of telecommunications, utility, Continental Energy, and other operations - decreased $0.61 per share, from $0.22 per share to $(0.39) per share. This decrease is primarily due to the loss of $0.51 per share incurred on the industrial power supply contract mentioned above.

Earnings from discontinued operations for the second quarter 2001 were $0.28 per share, an increase of $0.16 per share compared with second quarter 2000 earnings of $0.12 per share. Included in the $0.28 per share earnings is a gain of approximately $0.30 per share from the second quarter 2001 sale of our former coal businesses.

Income from Continuing Operations: Telecommunications; Utility (including Colstrip Unit 4); Continental Energy; and Other

Income from continuing operations before income taxes decreased approximately $101,400,000 compared with the second quarter 2000. This decrease was primarily due to reduced income from our electric utility operations, including the loss related to an industrial power supply contract; a decrease in "Other (income) deductions - net" associated with the sale of our interest in an independent power project which was recorded in the second quarter 2000; and lower telecommunications operations income.

Income from Discontinued Operations: Former Coal and Oil and Natural Gas

Income from these discontinued operations, including the gain on the sale of our coal operations net of income taxes, increased approximately $16,200,000 compared to the second quarter 2000.

For comparative purposes, the following table shows consolidated basic net income (loss) per share.

	Quarter Ended
	June 30,	June 30,
	2001	2000

Continuing Operations	$ (0.39)	$ 0.22
Discontinued Operations	0.28	0.12

Consolidated	$ (0.11)	$ 0.34

CONTINUING OPERATIONS

	Quarter Ended
	June 30,
	2001	2000
	(Thousands of Dollars)

TELECOMMUNICATIONS:

REVENUES:
Revenues	$ 141,936	$ 28,862
Intersegment revenues	-	26
	141,936	28,888
EXPENSES:
Operations and maintenance	93,802	14,825
Selling, general, and administrative	29,848	4,684
Taxes other than income taxes	3,117	222
Depreciation and amortization	10,619	3,166
	137,386	22,897

INCOME FROM TELECOMMUNICATIONS OPERATIONS	4,550	5,991

UTILITY AND COLSTRIP UNIT 4:

ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS:

REVENUES:
Revenues	130,422	117,066
Intersegment revenues	174	574
	130,596	117,640
EXPENSES:
Power supply	158,642	71,760
Transmission and distribution	8,586	11,469
Selling, general, and administrative	6,041	10,109
Taxes other than income taxes	10,226	9,610
Depreciation and amortization	11,145	9,934
	194,640	112,882

INCOME (LOSS) FROM ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS	(64,044)	4,758

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	12,435	15,162
Gas supply cost revenues	15,242	6,940
Intersegment revenues	75	90
	27,752	22,192
EXPENSES:
Gas supply costs	15,242	6,940
Other production, gathering, and exploration	253	(218)
Transmission and distribution	3,296	4,172
Selling, general, and administrative	(1,604)	6,456
Taxes other than income taxes	3,543	3,115
Depreciation and amortization	2,743	2,412
	23,473	22,877

INCOME (LOSS) FROM NATURAL GAS UTILITY OPERATIONS	4,279	(685)

CONTINUING OPERATIONS (continued)

	Quarter Ended
	June 30,
	2001	2000
	(Thousands of Dollars)

CONTINENTAL ENERGY:

REVENUES:
Revenues	-	250

EXPENSES:
Operations and maintenance	-	546
Selling, general, and administrative	-	1,012
Taxes other than income taxes	-	1
Depreciation and amortization	-	103
	-	1,662

LOSS FROM CONTINENTAL ENERGY OPERATIONS	-	(1,412)

OTHER OPERATIONS:

REVENUES:
Revenues	5,683	(4,297)
Intersegment revenues	501	471
	6,184	(3,826)
EXPENSES:
Operations and maintenance	751	(6,675)
Selling, general, and administrative	4,125	5,187
Taxes other than income taxes	6	533
Depreciation and amortization	331	1,040
	5,213	85

INCOME (LOSS) FROM OTHER OPERATIONS	971	(3,911)

INTEREST EXPENSE AND OTHER INCOME:
Interest	5,946	8,723
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373
Other (income) deductions - net	2,405	(42,816)
	9,724	(32,720)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(63,968)	37,461

INCOME TAXES	(24,111)	13,760

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(39,857)	23,701

DIVIDENDS ON PREFERRED STOCK	1,002	922

NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE FOR COMMON STOCK	$ (40,859)	$ 22,779

Telecommunications Operations

Income from our telecommunications operations decreased by approximately $1,400,000, or 23 percent, to $4,600,000 when compared with the second quarter 2000 income from operations of $6,000,000.

Revenues: Telecommunications revenues increased approximately $113,000,000, from $28,900,000 to $141,900,000, primarily due to the June 2000 acquisition discussed above in the six months ended section. This growth occurred principally in the following areas:

  Network services revenues, which include wholesale and dedicated business line revenues, increased approximately $85,000,000, from $15,700,000 to $100,700,000;
  Retail sales revenues, which include commercial and consumer long-distance revenues, increased approximately $28,500,000, from $6,400,000 to $34,900,000; and
  Other revenues, which include equipment sales, engineering, and construction services, decreased approximately $500,000, from $6,800,000 to $6,300,000.

Expenses: Telecommunications expenses increased approximately $114,500,000, from $22,900,000 to $137,400,000, primarily due to the June 2000 acquisition mentioned above. The increases were as follows:

  O&M expenses increased approximately $79,000,000 due primarily to higher off-network charges for access to other telecommunications companies' systems to carry the increased customers discussed above in the six months ended section;
  SG&A expenses increased approximately $25,200,000 as a result of customer growth and the increased costs of expanding Touch America's infrastructure and our sales and marketing efforts; and
  Depreciation and amortization expense and taxes other than income taxes increased approximately $10,300,000 mainly due to continuing expansion of our fiber optic network and additional assets acquired in 2000.

Utility Operations

Electric Utility (including Colstrip Unit 4)

Income from electric utility operations for the second quarter 2001 decreased approximately $68,800,000 compared to the second quarter 2000, primarily because of the agreement to terminate an industrial power supply contract, as discussed above in the six months ended section.

Revenues: Revenues increased approximately $13,000,000 primarily because of higher rates charged to general business customers, higher market prices for sales of purchased power remaining after fulfilling special market-based contract load requirements, and increased revenues from wheeling energy across our transmission lines.

Expenses: Operating expenses increased approximately $81,800,000 primarily because of the one-time payment of $62,500,000 to terminate a power supply contract with a large industrial customer, as discussed above in the six months ended section, and higher average prices for wholesale power purchased mainly to supply that customer while the power supply contract was in effect. Decreased transmission and distribution expenses, resulting from lower ancillary service charges, and decreased SG&A expenses, mainly because of the recognition of regulatory assets as a result of a PSC Order, partially offset the increased power supply costs.

Regulatory: For information on regulatory matters affecting the electric utility, see Note 4, "Deregulation and Regulatory Matters."

Natural Gas Utility

Income from operations for the second quarter 2001 increased approximately $5,000,000 compared to the second quarter 2000.

Revenues: Revenues increased approximately $5,600,000 mainly because of an increase in gas supply cost revenues, partially offset by a decrease in general business revenues, which resulted primarily from the sharing of proceeds with customers discussed in Note 4, "Deregulation and Regulatory Matters," under the "Natural Gas Rates" section.

Expenses: Overall operating expenses increased approximately $600,000. While gas supply costs increased approximately $8,300,000 due to higher market prices, these costs were mostly offset by the amortization of a regulatory liability of approximately $6,200,000 associated with a sharing of the proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base. In February 2001, we began including this credit in customers' bills over a one-year period. Decreased expenses of approximately $1,900,000 related to the recognition of regulatory assets as a result of a PSC Order also partially offset the increased gas supply costs.

Regulatory: For information on regulatory matters affecting the natural gas utility, see Note 4, "Deregulation and Regulatory Matters."

Continental Energy

We sold Continental Energy on February 21, 2001.

Other Operations

Income from other operations increased approximately $4,900,000, from a loss of $3,900,000 in 2000 to income of $1,000,000 in 2001, primarily due to the same reason discussed above in the six months ended section. The six months ended explanations of revenue and expense changes also apply to the second quarter comparisons. However, revenues and O&M expenses also increased because, in the second quarter of 2000, The Montana Power Trading & Marketing Company (MPT&M) transferred all contracts related to the electric utility's supply contract with a large industrial customer to the utility, retroactive to January 1, 2000. This resulted in negative revenues and O&M expenses for MPT&M in the second quarter of 2000.

Interest Expense and Other Income

Interest expense decreased approximately $2,800,000 principally due to the net retirement of long-term debt in the first half of 2000. Decreased interest expense from debt retirements was partially offset by increased interest on short-term borrowings.

"Other (income) deductions - net" decreased approximately $45,200,000 principally due to the reduced earnings from Continental Energy's unconsolidated investments of approximately $38,200,000. These earnings included the pretax gain on the sale of the equity interest in the Brazos project in the second quarter of 2000 of approximately $34,300,000. In addition, there was a decrease in interest income of approximately $5,300,000 due to less cash available for investing. During the second quarter 2000, we had cash from the sale of the electric generating assets. Finally, there was a decrease in earnings from unconsolidated telecommunications investments of approximately $2,400,000 for the same reason discussed above in the six months ended section.

DISCONTINUED OPERATIONS

	Quarter Ended
	June 30,
	2001	2000
	(Thousands of Dollars)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued former coal operations (less applicable income taxes of $(810) and $1,427)	$ (2,387)	$ 6,000
Income from discontinued former oil and natural gas operations (less applicable income taxes of $3,512)	-	6,716
Gain on sale of discontinued former coal operations (less applicable income taxes of $30,862)	31,352	-

NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE FOR COMMON STOCK	$ 28,965	$ 12,716

Discontinued Former Coal and Oil and Natural Gas Operations

Former Coal Operations

Income from our discontinued former coal operations decreased approximately $8,400,000 chiefly because of the April 30, 2001 sale of these properties to Westmoreland Coal Company, which resulted in operations of only one month for the second quarter 2001. The coal operations had a loss of approximately $2,400,000 in April 2001 primarily due to a change in cost estimates associated with postretirement health benefits. As a result of the sale, we recorded an after-tax gain, subject to customary purchase price adjustments, of approximately $31,400,000.

Former Oil and Natural Gas Operations

Income from our discontinued former oil and natural gas operations decreased approximately $6,700,000 because we sold these operations on October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used for operating activities was $107,769,000 for the six months ended June 30, 2001, compared with $35,223,000 in the first six months of 2000. The current-year increase of $72,546,000 was attributable mainly to the one-time payment of $62,500,000 on June 30, 2001 to terminate a power supply contract with a large industrial customer.

Investing Activities

Net cash provided by investing activities was $62,423,000 for the six months ended June 30, 2001, compared with net cash used of $255,241,000 in the first six months of 2000. The current-year increase of $317,664,000 was attributable mainly to the proceeds received of $84,500,000 from the sale of Continental Energy and $138,000,000 from the sale of our coal businesses along with a decrease in capital expenditures mainly because of the June 30, 2000 acquisition of telecommunications properties.

Financing Activities

Net cash used for financing activities was $48,110,000 for the six months ended June 30, 2001, compared with $250,667,000 in the first six months of 2000.

For information on our financing activities, see Note 7, "Short-Term Borrowing," and Note 8, "Long-Term Debt,"

Our consolidated borrowing ability under our Revolving Credit and Term Loan Agreements was $368,100,000 of which $199,000,000 was unused at June 30, 2001. On November 30, 2001, our $60,000,000 Revolver related to our utility operations expires. We are currently in the process of negotiating a replacement agreement.

SEC RATIO OF EARNINGS TO FIXED CHARGES

For the twelve months ended June 30, 2001, our ratio of earnings to fixed charges was 1.74 times. We used net income and income taxes only from continuing operations to calculate earnings. Fixed charges include interest from continuing and discontinued operations, the implicit interest of Colstrip Unit 4 rentals, and one third of all other rental payments.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements and how they are expected to affect us, see Note 11, "Derivative Financial Instruments."

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our investments and agreements expose us to the market risks associated with fluctuations in commodity prices and interest rates.

Trading Instruments

We discuss the derivative financial instruments that we use to manage commodity price risk in Note 11, "Derivative Financial Instruments," and in Note 12, "Contingencies," in the "Long-Term Power Supply Agreements" section.

Other-Than-Trading Agreements

Commodity Price Exposure

Several long-term electric energy supply agreements with large industrial customers expose us to commodity price risk, to the extent that a portion of the electric energy that we are required to sell to these customers at fixed rates is purchased at rates indexed to the Mid-C, which can be higher than the fixed sales rates. We considerably reduced our exposure to this risk and potential future losses by executing a buy-out, effective June 30, 2001, of one such agreement that represented 96 percent of the electric energy we were required to purchase to supply a large industrial customer. For additional information on the terms of the buy out, see Note 12, "Contingencies," in the "Long-Term Power Supply Agreements" section.

In its 2001 session, the Montana Legislature passed House Bill 474, which extends the transition period of electric deregulation in Montana from July 1, 2002 to July 1, 2007 and, therefore, our obligation as a default supplier through June 30, 2007. This law also provides for the complete recovery in rates of the default supplier's costs that are prudently incurred to supply electric energy. For more information about electric deregulation, see Note 4, "Deregulation and Regulatory Matters," in the "Electric Deregulation" section.

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

PART II

Other Information

ITEM 1. Legal Proceedings

Kerr Project

For information regarding the Kerr Project fish, wildlife and habitat mitigation plan, refer to Note 12, "Contingencies."

Qwest Communications Corporation

For information regarding the Qwest Communications legal proceedings, refer to Note 12, "Contingencies."

Williams Communications/Sierra Touch America, LLC

For information regarding the Williams Communications legal proceedings, refer to Note 12, "Contingencies."

Paladin Associates, Inc.

On July 31, 2001, we received an order entering judgment in our favor. We are unable to predict if the judgment will be appealed.

TCA Building Company

Since December 31, 2000, there has been no material adverse change in this proceeding. With the closing of the sale of our coal businesses, we now are responsible for defending this litigation relative to the claims only against Entech, Inc.

For additional information regarding regulatory and legal matters, see Note 4, "Deregulation and Regulatory Matters," and Note 12, "Contingencies."

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 3	Amended By-laws dated July 24, 2001.

	Exhibit 12	Computation of ratio of earnings to fixed charges for the twelve months ended June 30, 2001

(b)	Reports on Form 8-K Filed During the Quarter Ended June 30, 2001:

	DATE	SUBJECT

	May 1, 2001	Item 5. Other Events. Discussion of First Quarter Financial Results.

Item 7. Exhibits. Preliminary Consolidated Statements of Income for the Quarters Ended March 31, 2001 and 2000. Preliminary Continuing Operations Schedule of Revenues and Expenses for the Quarters Ended March 31, 2001 and 2000. Preliminary Discontinued Operations Listing of Income for the Quarters Ended March 31, 2001 and 2000.

	May 14, 2001	Item 2. Disposition of Properties. Disposition of Coal Businesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONTANA POWER COMPANY
(Registrant)

By	/s/ J.P. Pederson
J.P. Pederson
Vice Chairman and Chief
Financial Officer

Date: August 14, 2001

EXHIBIT INDEX

Exhibit 3

Amended By-laws dated July 24, 2001.

Exhibit 12

Computation of ratio of earnings to fixed charges for the twelve months ended June 30, 2001.

Exhibit 3

As Adopted August 22, 1995

As Amended on July 24, 2001, December 14, 1999, December 8, 1998, January 1, 1998, May 12, 1997, & August 27, 1996

BYLAWS

OF

THE MONTANA POWER COMPANY

SECTION 1. Principal Office. The principal office of the corporation is 40 East Broadway, Butte, State of Montana. The Corporation may also have offices at such other places within or without the State of Montana as the Board of Directors shall from time to time determine.

SECTION 2. Location of Shareholders Meetings. Meetings of the shareholders and meetings of the Board of Directors shall be held in Butte, Montana, or, upon resolution by the Board of Directors, may be held at another place, within or without the State of Montana.

SECTION 3. Shareholder Meetings.

(A) Annual Meeting of Shareholders.

(1) The annual meeting of the shareholders of the Corporation for the election of Directors and such other business as shall properly come before such meeting shall be held on (a) the second Tuesday in May in each year, unless that date is a legal holiday, in which case such meeting shall be held on the first day thereafter which is not a legal holiday, or (b) at such other date and/or time as may be fixed by resolution of the Board of Directors. Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the shareholders may be made at an annual meeting of shareholders (a) pursuant to the Corporation's notice of meeting delivered pursuant to Section 5 of these Bylaws, (b) by the Board of Directors pursuant to a resolution duly adopted or (c) by any shareholder of the Corporation who is entitled to vote at the meeting, who complied with the notice procedures set forth in clauses (2) and (3) of paragraph (A) of this Bylaw and who was a shareholder of record at the time such notice is delivered to the Secretary of the Corporation.

(2) For nominations or other business to be properly brought before an annual meeting by a shareholder pursuant to clause (c) of paragraph (A) (1) of this Bylaw, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not less than 120 days in advance of the anniversary date of the release of the Corporation's proxy statement made in connection with the previous annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than twenty days, or delayed by more than seventy days, from the anniversary date of the previous annual meeting, notice by the shareholder to be timely must be so delivered not later than the close of business on the later of the 120th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Such shareholder's notice shall set forth (a) as to each person whom the shareholder proposes to nominate for election or reelection as a Director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including such person's written consent to being named in the proxy statement of the nominator as a nominee and to serving as a Director if elected; (b) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such shareholder, as they appear on the Corporation's books, and of such beneficial owner and (ii) the class and number of shares of the Corporation which are owned beneficially and of record by such shareholder and such beneficial owner.

(3) Notwithstanding anything in the second sentence of paragraph (A) (2) of this Bylaw to the contrary, in the event that the number of Directors to be elected to the Board of Directors is increased and the public announcement naming all of the nominees for Director or specifying the size of the increased Board of Directors is not made by the Corporation at least ten days prior to the date by which shareholders proposals and nominations must be received by the Corporation, a shareholder's notice required by this Bylaw shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the tenth day following the day on which such public announcement is first made by the Corporation.

(B) Special Meeting of Shareholders. Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting pursuant to Section 5 of these Bylaws. Nominations of persons for election to the Board of Directors may be made at a special meeting of shareholders at which Directors are to be elected pursuant to the Corporation's notice of meeting (i) by or at the direction of the Board of Directors or (ii) by any shareholder of the Corporation who is entitled to vote at the meeting, who complies with the notice procedures set forth in this Bylaw and who is a shareholder of record at the time such notice is delivered to the Secretary of the Corporation. Nominations by shareholders of persons for election to the Board of Directors may be made at such a special meeting of shareholders if a shareholder's notice as described in the third sentence of paragraph (A) (2) of this Section 3 of the Bylaws shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the later of the seventieth day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

(C) General.

(1) Only persons who are nominated in accordance with the procedures set forth in this Bylaw shall be eligible to serve as Directors and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with the procedures set forth in this Bylaw. Except as otherwise provided by the laws of the State of Montana, the Restated Articles of Incorporation of the Corporation or these Bylaws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Bylaw and, if any proposed nomination or business is not in compliance with this Bylaw, to declare that such defective proposal or nomination shall be disregarded.

(2) For purposes of this Bylaw, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

(3) Notwithstanding the foregoing provisions of this Bylaw, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Bylaw. Nothing in this Bylaw shall be deemed to affect any rights of shareholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

SECTION 4. Call of Special Meetings of Shareholders. Special meetings of the shareholders of the Corporation may be held upon the call of the Board of Directors, Chairman of the Board, Vice Chairman of the Board, Chief Executive Officer, President, or holders of at least ten percent (10%) of the number of shares outstanding and entitled to vote thereat, in Butte, Montana.

SECTION 5. Notice of Shareholders Meetings. Notice of every meeting of shareholders shall be mailed by the Secretary at least ten (10) days before the meeting, to each holder of record of shares entitled to vote thereat, to the last known post office address appearing upon the records of the Corporation (unless there is provided under the laws of the State of Montana a different provision for notice of meeting) provided, however, that if a shareholder waives notice thereof in writing before or after the meeting, notice of the meeting to such shareholder is unnecessary and that notice to employee shareholders may be sent to their work addresses through intercompany mail.

SECTION 6. Shareholder Meeting Quorum. The holders of a majority of the number of shares of the Corporation entitled to vote, present in person or by proxy, shall constitute a quorum, but less than a quorum shall have power to adjourn any meeting from time to time, or to a day certain.

SECTION 7. Shareholder Voting. At every meeting of shareholders, each holder of shares entitled to vote thereat shall be entitled to one vote for each share held and may vote and otherwise act in person or by proxy.

SECTION 8. List of Shareholders. Not less than two (2) business days after notice has been given of a meeting of the shareholders, a full list of the holders of shares entitled to vote at such meeting, arranged in alphabetical order, with the residence of each and the number of such shares held by each, shall be prepared by the Secretary or Officer designated by the Board of Directors and filed in the principal office of the Corporation, which shall, at all times during the usual hours of business and during the meeting or vote, be kept open to the examination of any shareholder.

SECTION 9. Form of Certificates. Share certificates shall be of such form and device as the Board of Directors may determine, and shall be signed by the Chairman of the Board of Directors, Vice Chairman, Chief Executive Officer, President or a Vice President and the Secretary or an Assistant Secretary, and sealed with the seal of the Corporation, but where such certificates are signed by a transfer agent or an assistant transfer agent and a registrar, the signatures of the Chairman of the Board of Directors, Vice Chairman of the Board, the Chief Executive Officer, President, Vice President, Secretary or Assistant Secretary and the seal of the Corporation may be facsimiles.

SECTION 10. Share Transfer. The shares of the Corporation shall be transferable or assignable on the books of the Corporation by the holders in person or by attorney on the surrender of the certificates therefor. The Board of Directors may appoint one or more transfer agents and registrars of the shares. The Books for the transfer of the shares may be closed for such period before and during any meeting of shareholders, the payment of any dividend, the allotment of rights or the date when any change or conversion or exchange of shares shall go into effect, not to exceed seventy (70) days at any one time, as the Board of Directors may from time to time determine.

SECTION 11. Directors

(A) Number and Terms. The affairs of the Corporation shall be managed by a Board of twelve (12) Directors.

(1) The Directors shall be divided into three groups, each as nearly equal in number as possible. Each group of Directors shall stand for election upon expiration of their terms. Directors shall hold office for a term of three (3) years or until a successor is duly elected and qualified; provided, however, that at the annual meeting of shareholders to be held in May 1996, seven (7) Directors shall be elected with six Directors serving a term of three (3) years and one (1) Director serving a term of two (2) years.

(2) The number of Directors may be increased or decreased from time to time by amendment to these Bylaws duly adopted by the Directors, but no increase or decrease shall exceed thirty percent (30%) of the number provided for immediately before the change if that number was fixed by the shareholders. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director. The classification and term of Directors may be changed from time to time by amendment to the Bylaws duly adopted by the Directors, but no such change shall affect the term of any incumbent director.

B. Removal by Shareholders. The shareholders at any meeting, by the vote of two-thirds of the number of shares outstanding and entitled to vote for the election of Directors, may remove any Director and fill the vacancy. If less than the entire Board is to be removed, no Director may be removed if the votes cast against the Director's removal would be sufficient to elect the Director if then cumulatively voted at an election of the class of Directors of which the Director is a part.

C. Vacancies. Vacancies in the Board of Directors may be filled by the Board at any meeting at which a quorum is present. If the Directors remaining in office are fewer than a quorum, the vacancy may be filled by the vote of a majority of the Directors remaining in office. Any Director appointed by the Board to fill a vacancy created in the Board of Directors by virtue of an increase in the number of Directors shall hold office until the next regular annual meeting of the shareholders at which time the shareholders shall elect a person to fill such office.

D. Indemnification. The Company shall indemnify each present or future Director and Officer of the Company in the manner provided in Sections 35-1-451 through 35-1-459, M.C.A. The foregoing right of indemnification shall not exclude or restrict any other rights or actions which any Director or Officer may have, and shall be available whether or not the Director or Officer continues to hold such office at the time of incurring such expense or discharging such liability.

SECTION 12. Director Meetings. Meetings of the Board of Directors shall be held at the times fixed by resolution of the Board or upon call of the Chairman of the Board, Vice Chairman of the Board, the Chief Executive Officer, the President or any two Directors. The Secretary shall give reasonable notice (which need not exceed two days) of all meetings of Directors, provided that a meeting may be held without notice immediately after the annual election, and notice need not be given of regular meetings held at times fixed by resolution of the Board. Meetings may be held at any time without notice if all the Directors are present or if those not present waive notice in writing either before or after the meeting. Notice by mail, facsimile, telegraph or electronic means to the usual business or residence address of the Director not less than the time above specified before the meeting shall be sufficient. A majority of the Board shall constitute a quorum, but any number less than a quorum may adjourn the meeting from time to time, or to a day certain.

SECTION 13. Designation of Officers. The Board of Directors, as soon as may be convenient after the election of Directors in each year, shall elect one of their number Chairman of the Board and may elect one of their number as Vice Chairman of the Board. The Board shall also elect a President. The Board shall either designate any one of these Officers as Chief Executive Officer of the Corporation, or elect a Chief Executive Officer separately.

The Board shall also elect a Secretary, a Treasurer, a Controller, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, one or more Assistant Controllers, and such other Officers as they deem proper.

Any two or more offices may be held by the same person. The term of office of all Officers shall be until the next election of Directors and until their respective successors are chosen and qualified, but any Officer may be removed from office and any office may be abolished at any time by the Board of Directors. Vacancies in the offices shall be filled by the Board of Directors, save that the Chairman of the Board, the Chief Executive Officer or the President may from time to time appoint one or more Assistant Secretaries and one or more Assistant Treasurers, or may remove such officers; provided that the Board shall be notified of such appointments or removals at the next following meeting of the Board.

SECTION 14. Duties of Officers. The powers and duties of the Officers of the Corporation shall be as follows:

A. Chief Executive Officer. The person designated by the Board to be the Chief Executive Officer of the Corporation, under the direction of the Board of Directors, shall have general authority over all the affairs of the Corporation, and over all other Officers, agents and employees of the Company. In the event of the absence or disability of the Chief Executive Officer; a) if the Chief Executive Officer is also Chairman of the Board, then the provision made for that office shall govern, and b) if the Chief Executive Officer is separately elected, then the Chairman of the Board shall perform the duties of that office until the absence ceases, the disability is removed or the Board of Directors has named a successor.

B. Chairman of the Board. The Chairman of the Board shall preside at all meetings of the shareholders and at all meetings of the Board of Directors, and shall also have authority to call special meetings of the Board of Directors, of the Executive Committee, and of any other standing or special committee appointed by or upon the authority of the Board of Directors. The Chairman of the Board shall call meetings of the Executive Committee when requested by two of its members, and shall do and perform all acts and things incident to the position of Chairman. At the request of the Chairman, in the case of absence, or upon a determination of temporary disability of the Chairman by the Board of Directors, the duties of that office will be performed by the following officers, selected in the following order: 1) Chief Executive Officer, 2) Vice Chairman of the Board, and 3) President.

C. Vice Chairman. A Vice Chairman of the Board shall have such duties and authority as may be assigned by the Board of Directors or the Chief Executive Officer.

D. President. The President shall have such duties and authority as may be assigned by the Board of Directors or the Chief Executive Officer.

E. Vice President. Each Vice President shall have such authority and shall perform such duties as shall from time to time be assigned by the Board of Directors or the Chief Executive Officer.

F. Treasurer. The Treasurer shall have custody of all moneys and funds of the Corporation, and shall cause to be kept full and accurate records of receipts and disbursements of the Corporation. The Treasurer shall deposit all moneys and other valuables of the Corporation in the name and to the credit of the Corporation in such depositaries as may be designated by the Board of Directors, and shall disburse such funds of the Corporation as have been duly approved for disbursement. The Treasurer shall perform such other duties as may from time to time be prescribed by the Board of Directors or the Chief Executive Officer.

G. Assistant Treasurer. The Assistant Treasurers shall perform such duties as may be assigned from time to time by the Chief Executive Officer or by the Treasurer. In the absence or disability of the Treasurer, the duties of that office shall be performed by the Assistant Treasurer designated by the Chief Executive Officer.

H. Controller. The Controller shall be the Administrative Officer in charge of accounting functions of the Corporation. The Controller shall perform such other duties as may from time to time be prescribed by the Board of Directors, or by the Chief Executive Officer.

I. Assistant Controller. The Assistant Controllers shall perform such duties as may be assigned from time to time by the Chief Executive Officer or by the Controller. In the absence or disability of the Controller, the duties of that office shall be performed by the Assistant Controller designated by the Chief Executive Officer.

J. Secretary. The Secretary shall attend all meetings of the Board of Directors and of the Executive Committee and all meetings of the shareholders, and shall record the minutes of all proceedings in books to be kept for that purpose. The Secretary shall be responsible for maintaining a proper share register and stock transfer books for all classes of shares issued by the Corporation and shall give, or cause to be given, all notices required either by law or by the Bylaws. The Secretary shall keep the seal of the Corporation in safe custody and shall affix the seal of the Corporation to any instrument requiring it and shall attest the same. The Secretary shall have such other duties as may be prescribed by the Board of Directors or the Chief Executive Officer.

K. Assistant Secretary. The Assistant Secretaries shall perform such duties as may be assigned from time to time by the Chief Executive Officer or by the Secretary. In the absence or disability of the Secretary, the duties of that office shall be performed by the Assistant Secretary designated by the Chief Executive Officer.

L. Other. Such other Officers as may from time to time be appointed by the Board of Directors shall have such duties and authority as may be assigned to them from time to time by the Board or by the Chief Executive Officer.

SECTION 15. Board Committees.

A. Executive Committee. The Board of Directors, as soon as may be convenient after the election of Directors in each year, may by a resolution passed by a majority of the whole Board appoint three or more of their number to constitute an Executive Committee which, subject to the provisions of the charter of the Corporation and of the Bylaws, shall have and may exercise during the intervals between the meetings of the Board all of the powers vested in the Board in the management of the business, affairs and property of the Corporation, except as limited by these Bylaws, the Articles of Incorporation, the laws of the State of Montana, or a resolution of the Board of Directors. The Board shall have the power at any time to change the membership of such Committee and to fill vacancies in it. The Executive Committee may make rules for the conduct of its business and may appoint such committees and assistants as it may deem necessary. A majority of the members of said Committee shall constitute a quorum.

B. Other Committees. The Board of Directors, by resolution adopted by a majority of the full Board of Directors, may designate, from time to time, from among its members one or more committees, in addition to the Executive Committee, each of which, to the extent provided by resolution adopted by a majority of the full Board of Directors, shall have and may exercise all of the authority of the Board of Directors, except to the extent that the authority of any such committee expressly shall be limited by the provisions of these Bylaws, of the Articles of Incorporation or of the laws of the State of Montana.

SECTION 16. Miscellaneous Board Authority. The Board of Directors is authorized:

(A) Banking. To select such depositaries as they shall deem proper for the funds of the Corporation. All checks, drafts or orders for the payment of money against such deposited funds and all notes and acceptances shall be signed and countersigned by persons to be specified by the Board of Directors or the Executive Committee.

(B) Director Compensation. To authorize the payment of compensation to the Directors for services to the Corporation, including fees for attendance at meetings of the Board of Directors and of the Executive Committee and all other committees and to determine the amount or basis of such compensation and fees;

(C) Record Dates. To fix (in lieu of closing the stock transfer books, as authorized by Section 10) in advance a date, not exceeding seventy (70) days before and during any meetings of shareholders, the payment of any dividend, the allotment of rights, or the date when any change or conversion or exchange of shares shall go into effect, as a record date for the determination of the shareholders entitled to notice of and to vote at any such meeting, or entitled to receive payment of any such dividend, or any such allotment of rights, or exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the Corporation after any such record date fixed as aforesaid.

SECTION 17. Corporate Seal. The corporate seal of the corporation shall be in such form as the Board of Directors shall prescribe.

SECTION 18. Amendment of Bylaws. Either the Board of Directors or the shareholders entitled to vote for the election of Directors may alter or amend these Bylaws at any meeting duly held as above provided, the notice of which includes notice of the proposed amendment. Any such alteration or amendment shall be made in accordance with Section 35-1-234, M.C.A.

SECTION 19. Disposition of Assets.

A. Disposition in Ordinary Course of Business. The Board of Directors shall have authority to sell, lease, exchange or otherwise dispose of, the whole or any part of the property and assets of every kind and description of the Corporation in the ordinary and usual course of business, for property, cash, or for the whole or any part of the capital stock of any other corporation, whether domestic or foreign, or otherwise, as the Board may determine, and upon such terms and conditions as the Board may determine. Said Board shall have plenary powers in carrying out the authority herein granted.

B. Mortgage or Pledge. The Board may mortgage or pledge any or all the property and assets of the Corporation, whether or not in the usual and regular course of business, upon such terms and conditions, and for such consideration, which may consist in whole or in part of money or property, real or personal, including shares of any other corporation, domestic or foreign, as shall be authorized by the Board of Directors.

C. Disposition of All or Substantially All Assets. The Board may, by resolution, recommend the sale, lease, exchange or other disposition of all or substantially all the property and assets of the Corporation, and direct the submission of the resolution to a vote of the shareholders at either a regular or special meeting. Written notice shall be given each shareholder, whether or not entitled to vote at such meeting, at least thirty (30) days before such meeting, and shall state that the purpose, or one of the purposes, is to consider the proposed sale, lease, exchange, or other disposition. At such meeting, the affirmative vote of holders of two-thirds (2/3) of the shares entitled to vote thereat is required to authorize such sale, lease, exchange or other disposition. Nevertheless, the Board may thereafter abandon such sale, lease, exchange or other disposition without further shareholder action.

SECTION 20. Office of the Corporation. There is an administrative organization within the corporation called the Office of the Corporation, consisting of such persons as the Chief Executive Officer may designate. The function of the Office of the Corporation is to provide supervision, policy direction and corporate services for all branches of the business of the Company and its subsidiaries.

SECTION 21. Corporate Acquisition of its Own Shares.

The Company may acquire its own shares, and shares so acquired shall constitute authorized and issued shares.

Exhibit 12
THE MONTANA POWER COMPANY

Computation of Ratio of Earnings to Fixed Charges

Twelve Months Ended
June 30, 2001
(Thousands of Dollars)

Net Income from Continuing Operations	$ 43,018

Income Taxes for Continuing Operations	20,582
63,600

Fixed Charges:
Interest	43,294
Amortization of Debt Discount, Expense, and Premium	741
Rentals	29,688
73,723

Less: Capitalized Interest	8,693

Earnings Before Income Taxes and Fixed Charges	$ 128,630

Ratio of Earnings to Fixed Charges	1.74x