Form 10-Q
period 2001-09-30
MONTANA POWER CO /MT/
filed 2001-11-14
CIK 67727

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
________________________________________

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

On November 12, 2001, the Company had 103,774,500 shares of common stock outstanding.

PART I
ITEM 1 - FINANCIAL STATEMENTS
THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 30,
	2001	2000
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 283,358	$ 270,317

EXPENSES:
Operations and maintenance	178,754	160,015
Selling, general, and administrative	50,424	60,195
Taxes other than income taxes	16,961	16,616
Depreciation and amortization	25,886	21,387
	272,025	258,213

INCOME FROM CONTINUING OPERATIONS	11,333	12,104

INTEREST EXPENSE AND OTHER INCOME:
Interest	8,839	6,927
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373
Other (income) deductions - net	17,760	(7,001)
	27,972	1,299

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,639)	10,805

INCOME TAXES	(4,462)	3,024

INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,177)	7,781

DISCONTINUED OPERATIONS:
Income from discontinued former coal operations (less applicable income taxes of $1,805)	-	7,425

Income from discontinued former oil and natural gas operations (less applicable income taxes of $10,318)	-	16,082

Gain adjustment on sale of discontinued former oil and natural gas operations (less applicable income taxes of $(9,355))	(14,396)	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(14,396)	23,507

NET INCOME (LOSS)	(26,573)	31,288

DIVIDENDS ON PREFERRED STOCK	922	923

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK	$ (27,495)	$ 30,365

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,775	105,628

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$ (0.26)	$ 0.29

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,775	106,343

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$ (0.26)	$ 0.29

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
	(Thousands of Dollars)
	(except per-share amounts)

REVENUES	$ 968,303	$ 630,400

EXPENSES:
Operations and maintenance	705,693	368,942
Selling, general, and administrative	135,427	118,192
Taxes other than income taxes	52,808	46,335
Depreciation and amortization	74,749	54,371
	968,677	587,840

INCOME (LOSS) FROM CONTINUING OPERATIONS	(374)	42,560

INTEREST EXPENSE AND OTHER INCOME:
Interest	23,151	26,664
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	4,119	4,119
Other income - net	(34,746)	(63,663)
	(7,476)	(32,880)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,102	75,440

INCOME TAXES	7,423	27,927

INCOME (LOSS) FROM CONTINUING OPERATIONS	(321)	47,513

DISCONTINUED OPERATIONS:
Income from discontinued former coal operations (less applicable income taxes of $2,349 and $5,270)	6,985	21,992
Income from discontinued former oil and natural gas operations (less applicable income taxes of $17,481)	-	29,479
Gain on sale of discontinued former coal operations (less applicable income taxes of $30,862)	31,352	-
Gain adjustment on sale of discontinued former oil and natural gas operations (less applicable income taxes of $(9,355))	(14,396)	-
INCOME FROM DISCONTINUED OPERATIONS	23,941	51,471

NET INCOME	23,620	98,984

DIVIDENDS ON PREFERRED STOCK	2,847	2,768

NET INCOME AVAILABLE FOR COMMON STOCK	$ 20,773	$ 96,216

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC (000)	103,766	105,593

BASIC EARNINGS PER SHARE OF COMMON STOCK	$ 0.20	$ 0.91

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED (000)	103,784	106,814

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$ 0.20	$ 0.90

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	September 30,
	2001	2000
	(Thousands of Dollars)

Net income (loss)	$ (26,573)	$ 31,288
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(48)	(1,378)
Minimum pension liability adjustment	-	-
Other comprehensive (loss)	(48)	(1,378)
Comprehensive income (loss)	$ (26,621)	$ 29,910

	Nine Months Ended
	September 30,
	2001	2000
	(Thousands of Dollars)

Net income	$ 23,620	$ 98,984
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(105)	17,533
Minimum pension liability adjustment	(298)	1,244
Other comprehensive income (loss)	(403)	18,777
Comprehensive income	$ 23,217	$ 117,761

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

	September 30,	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT ASSETS:

Cash and cash equivalents	$ 18,518	$ 118,417
Accounts receivable, net of allowances of $21,000 and $11,500	326,178	300,298
Materials and supplies (principally at average cost)	14,118	16,446
Prepayments and other assets	60,653	71,806
Prepaid income taxes	34,667	-
Deferred income taxes	18,134	17,738
Investment in discontinued coal operations	-	93,870
	472,268	618,575

PROPERTY, PLANT, AND EQUIPMENT:

Utility plant, less accumulated depreciation, depletion, and amortization	1,086,668	1,083,611
Nonutility plant, less accumulated depreciation and amortization	913,694	738,759
	2,000,362	1,822,370

OTHER ASSETS:

Intangibles, net of amortization	25,724	26,825
Telecommunications investments	44,658	30,448
Other investments	32,740	66,495
Regulatory assets related to income taxes	56,929	60,423
Regulatory assets - other	164,570	142,434
Deferred income taxes	11,924	22,530
Other	26,068	24,984
	362,613	374,139

TOTAL ASSETS	$ 2,835,243	$ 2,815,084

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT LIABILITIES:

Accounts payable	$ 176,469	$ 206,924
Dividends payable	1,460	1,456
Income taxes payable	-	104,093
Other taxes payable	58,935	41,054
Regulatory liability - oil and natural gas sale	30,427	32,549
Current portion of deferred revenue	36,093	45,771
Short-term borrowing	74,600	75,000
Long-term debt due within one year	262,169	169,054
Interest accrued	7,803	5,679
Other current liabilities	58,373	38,422
	706,329	720,002
LONG-TERM LIABILITIES:

Investment tax credits	12,829	13,163
Deferred revenue	218,929	235,578
Regulatory liability - net proceeds from the generation sale in excess of book value	215,194	214,887
Other deferred credits	124,403	94,689
	571,355	558,317
LONG-TERM DEBT:

Long-term debt	306,187	309,463
Company obligated mandatorily redeemable preferred securities of subsidiary trust, which holds solely Company junior subordinated debentures	65,000	65,000
	371,187	374,463
SHAREHOLDERS' EQUITY:

Preferred stock	57,654	57,654
Common stock (240,000,000 shares without par value authorized; 110,390,500 and 110,358,934 shares issued)	705,601	705,157
Treasury stock (6,616,000 shares at September 30, 2001 and December 31, 2000 authorized, issued, and repurchased by the Company)	(205,656)	(205,656)
Unallocated stock held by trustee for retirement savings plan	(13,751)	(17,227)
Retained earnings	644,670	624,118
Accumulated other comprehensive loss	(2,146)	(1,744)
	1,186,372	1,162,302

CONTINGENCIES AND COMMITMENTS (Notes 11 and 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,835,243	$ 2,815,084

The accompanying notes are an integral part of these financial statements.

THE MONTANA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2001	2000
	(Thousands of Dollars)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 23,620	$ 98,984
Deduct:
Income from discontinued coal operations	6,985	-
Gain on sale of discontinued coal operations	31,352	51,471
Gain adjustment on sale of discontinued oil and natural gas operations	(14,396)	-
Income from continuing operations	(321)	47,513
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	74,749	54,371
Deferred income taxes	(1,025)	(59)
Noncash losses (earnings) from unconsolidated investments	19,102	(6,245)
Losses (gains) on sales of property and investments	1,016	(25,989)
Pretax gain - sale of Continental Energy Services, Inc.	(50,787)	-
Other noncash charges to net income - net	(7,077)	14,685
Changes in assets and liabilities:
Accounts and notes receivable	(32,065)	(58,544)
Income taxes payable	(97,793)	(136,303)
Prepaid income taxes	(34,667)	-
Accounts payable	(30,455)	6,442
Deferred revenue	(16,649)	(59,768)
Miscellaneous temporary investments	-	40,417
Other assets and liabilities - net	38,398	121,935
Net cash used for continuing operations	(137,574)	(1,545)
Net cash provided by discontinued operations	1,307	60,953
Net cash (used for) provided by operating activities	(136,267)	59,408

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(282,744)	(476,789)
Proceeds from sales of property and investments	9,789	64,245
Proceeds from sale of Continental Energy Services, Inc.	84,500	-
Proceeds from sale of discontinued coal operations	138,000	-
Additional investments	1,097	(671)
Net cash used for continuing investing activities	(49,358)	(413,215)
Net cash used for discontinued investing activities investing activities	(1,277)	(52,384)
Net cash used for investing activities	(50,635)	(465,599)

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,768)	(66,130)
Sales of common stock	444	1,728
Issuance of long-term debt	154,100	116,997
Retirement of long-term debt	(64,373)	(300,744)
Net change in short-term borrowing	(400)	108,500
Net cash (used for) provided by continuing financing activities	87,003	(139,649)
Net cash used for discontinued financing activities	-	(8,567)
Net cash (used for) provided by financing activities	87,003	(148,216)

DECREASE IN CASH AND CASH EQUIVALENTS	(99,899)	(554,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	118,417	554,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 18,518	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during nine months for:
Income taxes, net of refunds	$ 121,827	$ 171,790
Interest	25,036	35,204

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of The Montana Power Company for the interim periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect all normally recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

We have made reclassifications to certain prior-year amounts to make them comparable to the 2001 presentation. These reclassifications had no material effect on our previously reported consolidated financial position, results of operations, or cash flows.

NOTE 1 - DECISION TO SELL ENERGY BUSINESSES

On March 28, 2000, after a careful review of options and strategies, our Board of Directors announced that we would begin the process of divesting our multiple energy businesses, separating them from Touch America, Inc. Touch America is using the cash proceeds from the sales of our oil and natural gas businesses, our coal businesses, and our independent power operations and expects to use the cash proceeds from the proposed sale of our utility business to invest in its telecommunications business. We expect the gross cash proceeds from all of these sales, before income taxes and transaction costs, to total approximately $1,300,000,000.

Continuing/Discontinued Operations

As part of our restructuring, we have evaluated our operations to determine which segments should be included in continuing or discontinued operations. Because the sale of our utility business remains subject to Montana Public Service Commission (PSC) approval of the utility operations under NorthWestern Corporation (NorthWestern) ownership as a fit, willing, and able provider of adequate service and facilities at just and reasonable rates, we have included the results of operations, financial position, and cash flows of our electric (including Colstrip Unit 4) and natural gas utility business in continuing operations.

We have not afforded Continental Energy Services, Inc. (Continental Energy) discontinued operations accounting treatment because we have historically reported Colstrip Unit 4 with Continental Energy as our independent power operations. Although we sold Continental Energy on February 21, 2001, the proposed sale of our utility business includes Colstrip Unit 4. Consequently, we have reflected Continental Energy activity in continuing operations for all periods presented.

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
  We have reported net assets and liabilities of our discontinued coal operations in "Current assets," under "Investment in discontinued coal operations" on our December 31, 2000 Consolidated Balance Sheet. Since we sold our coal operations on April 30, 2001, balances related to these operations are not reflected on our September 30, 2001 Consolidated Balance Sheet.
  We have reported cash flows of our discontinued oil and natural gas and coal operations as net cash used for or provided by discontinued activities segregated by operating, investing, and financing.

The following table presents revenues separately for our discontinued former oil and natural gas and coal operations:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Thousands of Dollars)

Oil and Natural Gas Operations	$ -	$ 117,092	$ -	$ 317,589
Coal Operations	-	54,577	79,176	165,384

Sale of Oil and Natural Gas Operations on October 31, 2000

On October 31, 2000, we sold our oil and natural gas businesses for $475,000,000, subject to post-closing adjustments. As a result of the transaction, we recorded a gain in the fourth quarter 2000 of approximately $62,000,000, net of income taxes and a regulatory liability of approximately $32,500,000. The $32,500,000 liability represented the portion of the proceeds from the sale of oil and natural gas businesses, which we believed was attributable to properties previously included in the natural gas utility's rate base. In September 2001, we reached an agreement with intervening parties to increase the amount of this liability to approximately $56,300,000. The additional $23,800,000, or approximately $14,400,000 after income taxes, was recorded as a reduction of the gain on the sale of our oil and natural gas businesses in the third quarter 2001. For more information on the sale of our oil and natural gas businesses, see Note 11, "Contingencies" in the "Sale of Oil and Natural Gas Operations" section.

Sale of Continental Energy Services, Inc. on February 21, 2001

On February 21, 2001, we sold Continental Energy, our independent power production business, to CES Acquisitions Corp. for $84,500,000, subject to post-closing adjustments. As a result of the transaction, we recorded a pretax gain in the first quarter 2001 of approximately $50,800,000, which we classified in "Other income - net." The after-tax gain was approximately $31,100,000. For more information on the sale of Continental Energy, see Note 11, "Contingencies" in the "Sale of Continental Energy Services, Inc." section.

Sale of Coal Operations on April 30, 2001

On April 30, 2001, we sold our coal businesses to Westmoreland Coal Company (Westmoreland) for $138,000,000, subject to contractual purchase price adjustments. As a result of this transaction, we recorded a gain in the second quarter 2001 of approximately $31,400,000, net of income taxes. Westmoreland has disagreed with our proposed post-closing adjustments, and the parties are seeking to resolve these issues. For more information on the sale of our coal businesses, see Note 11, "Contingencies" in the "Sale of Coal Businesses" section.

Status of Pending Sale of The Montana Power, L.L.C./Utility Business

On September 29, 2000, we entered into a Unit Purchase Agreement with NorthWestern, a South Dakota-based energy company, to purchase our affiliate, The Montana Power, L.L.C. (MPLLC), a Montana limited liability company. As part of the restructuring, MPLLC will hold our electric (including Colstrip Unit 4) and natural gas utility business, along with other assets, liabilities, commitments, and contingencies. The consideration for MPLLC is approximately $1,090,000,000, and is comprised of cash of $602,000,000 and NorthWestern's assumption of up to $488,000,000 of debt.

The closing is subject to the PSC approval of the utility operations under NorthWestern ownership as a fit, willing, and able provider of adequate service and facilities at just and reasonable rates, and other customary closing conditions. On November 7, 2001, the PSC established January 31, 2002 as the date for issuance of an order. We received approval for the utility sale from our shareholders during a special meeting in September 2001, and regulatory approval from the Federal Energy Regulatory Commission (FERC) in February 2001. Pending receipt of a final, favorable PSC order, we cannot assure that the sale of MPLLC to NorthWestern will be completed or that the terms and conditions will remain unchanged.

NOTE 2 - SPECIAL MEETING OF SHAREHOLDERS

At a special meeting of shareholders held on September 21, 2001, shareholders representing more than two-thirds of our outstanding common stock approved the following proposals:

  The agreement and plan of merger among The Montana Power Company, Touch America Holdings, Inc. and The Montana Power, L.L.C., dated as of February 20, 2001. The merger will result in Touch America Holdings, Inc. becoming the publicly traded company, instead of The Montana Power Company. Shareholders of The Montana Power Company common stock will receive one share of Touch America Holdings, Inc. common stock for each common share of The Montana Power Company common stock. Holders of Preferred Stock, $6.875 Series, of The Montana Power Company will receive one share of Touch America Holdings, Inc. Preferred Stock, $6.875 Series, for each share of The Montana Power Company Preferred Stock.
  The sale of substantially all of the assets of The Montana Power Company relating to its utility business to NorthWestern.
  The redemption of The Montana Power Company's outstanding Preferred Stock, $4.20 Series, and Preferred Stock, $6.00 Series.

NOTE 3 - ACQUISITION OF TELECOMMUNICATIONS PROPERTIES

On June 30, 2000, we recorded approximately $60,000,000 of property and equipment and approximately $146,000,000 of intangible assets related to the June 30, 2000 acquisition of wholesale, private line, long-distance, and other telecommunications services and customers in the former U S WEST's fourteen-state region. Our initial cost allocation and the final appraisal received in February 2001 identified total tangible and intangible assets of approximately $206,000,000. The final appraisal assigned approximately $4,500,000 less value to the property and equipment and $4,500,000 additional value to the intangible assets. We adjusted these asset values accordingly in the first quarter 2001, and recognized an adjustment of approximately $100,000 to depreciation and amortization expense. We are amortizing the acquired property and equipment and intangible assets over their estimated useful lives on the straight-line basis in accordance with our stated policies.

In the second quarter 2001, we reclassified approximately $123,000,000 relating to an Indefeasible Rights-of-Use capacity agreement from "Intangibles, net of amortization" under "Other assets" to "Property, plant, and equipment" on our Consolidated Balance Sheet. There was no impact on our Consolidated Statement of Income. For comparability purposes, we have reclassified these amounts for all prior periods. For additional information regarding the acquisition of telecommunications properties, see Note 11, "Contingencies" under the "Qwest Communications Corporation" section.

In the one-year period since the acquisition, nothing occurred that caused us to reconsider any of the final appraisal values; therefore, no adjustments were made to the amounts recognized on the balance sheet.

NOTE 4 - DEREGULATION AND REGULATORY MATTERS

Deregulation

The electric and natural gas utility businesses in Montana are transitioning to a competitive market in which commodity energy products and related services are sold directly to wholesale and retail customers.

Electric

Montana's Electric Utility Industry Restructuring and Customer Choice Act (Electric Act), passed in 1997, provides that all customers will be able to choose their electric supplier by July 1, 2002, with our electric utility acting as default supplier through the transition period. As default supplier, we are obligated to continue to supply electric energy to customers in our service territory who have not chosen, or have not had an opportunity to choose, other power suppliers during the transition period. This obligation requires us to develop an energy supply portfolio to meet these customers' electric needs. Buyback contracts with PPL Montana, LLC (PPL Montana), the purchaser of our former electric generating assets, allow us to purchase power necessary to serve these customers through the transition period ending June 30, 2002.

In its 2001 session, the Montana Legislature passed House Bill 474 (HB 474), which extends the transition period through June 30, 2007. This law also provides for the use of a cost-recovery mechanism that ensures all prudently incurred electric energy supply costs of the default supplier are fully recoverable in rates. Initiative 117, which if passed, would repeal HB 474, has been approved for inclusion on the November 2002 ballot. In the event that HB 474 is repealed, Montana Law would continue the transition period through at least June 30, 2007, and provide full cost recovery.

On October 29, 2001, we filed with the PSC our default supply portfolio, containing a mix of long and short-term contracts that we negotiated in order to provide electricity to default supply customers. This filing seeks approval of the default supply portfolio contracts and establishment of default supply rates for customers who have not chosen alternative suppliers by July 1, 2002. We expect that the costs of the supply portfolio and a competitive transition charge for out-of-market Qualifying Facility (QF) costs, as discussed below, will increase residential electric rates by approximately 20 percent beginning July 1, 2002. If the PSC does not approve our default supply portfolio, we may be required to seek alternative sources of supply. While we believe that we have met our default supply obligations prudently, the PSC could also disallow the recovery of our costs incurred in entering into the default supply portfolio if a determination is made that the contracts were not prudently entered into.

On that same day, we submitted an updated Tier II filing with the PSC, addressing the recovery of transition costs of generation assets and other power-purchase contracts, generation-related regulatory asset transition costs, and transition costs associated with the out-of-market QF power-purchase contract costs. Previously, we initiated litigation in Montana District Court in Butte to address our ability to use tracking mechanisms to ensure fair and accurate recovery of these costs. Although the District Court ruled that the PSC must allow us to incorporate tracking mechanisms in our transition plan proposal, the Montana Supreme Court reversed this decision on appeal by the PSC and the Large Customer Group, which consists of various large industrial customers. Without the ability to use tracking mechanisms, we have established the amount of our remaining net transition costs, after consideration of generation sale proceeds in excess of book value, as our out-of-market QF costs of approximately $304,700,000, on a net present value basis. While the PSC will establish procedural schedules to process both the default supply and Tier II filings, we have proposed July 1, 2002 as the date that rates from these filings become effective. If the PSC does not permit the recovery of these costs through an annual competitive transition charge, we may be required to write-off our transition costs which could have, depending on the amount and timing of the disallowance, a material adverse impact on our results of operation and financial condition.

Natural Gas

Montana's Natural Gas Utility Restructuring and Customer Choice Act, also passed in 1997, provides that a natural gas utility may voluntarily offer its customers choice of natural gas suppliers and provide open access. We have opened access on our gas transmission and distribution systems, and all of our natural gas customers have the opportunity of gas supply choice.

We expect to make a filing by the end of 2001, which will address our natural gas default supply obligation that will begin July 1, 2002.

Regulatory Matters

The PSC regulates our transmission and distribution services and approves the rates that we charge for these services, while FERC regulates our transmission services and our remaining generation operations. Current regulatory issues are discussed below.

Pending Sale of Our Utility Business

Together with NorthWestern, we filed joint applications with FERC on December 20, 2000 and with the PSC on January 11, 2001 seeking approval of the sale of our utility business to Northwestern. FERC issued its approval on February 20, 2001. The PSC issued an order in June 2001 denying the joint application, claiming that insufficient information had been provided for it to fully evaluate whether the transaction is in the public interest. The PSC itemized additional information that must be provided before processing of the case will continue. We re-filed the joint application with the PSC in August 2001. As discussed in Note 1, "Decision to Sell Energy Businesses," on November 7, 2001, the PSC established a procedural schedule setting January 31, 2002 as the date for issuance of an order. While we expect the PSC will approve the sale of our utility business to NorthWestern, pending receipt of a final, favorable PSC order, we cannot assure that the sale of MPLLC to NorthWestern will be completed or that the terms and conditions will remain unchanged.

Pending Transmission Asset Sale

In accordance with our Asset Purchase Agreement with PPL Montana, we expect to sell our portion of the 500-kilovolt transmission system associated with Colstrip Units 1, 2, and 3 for $97,100,000, subject to the receipt of required regulatory approvals. We expect this transaction to close in late 2001 at the earliest.

PSC

Electric Rates

In August 2000, we filed a combined request for increased electric and natural gas rates with the PSC, requesting increased annual electric transmission and distribution revenues of approximately $38,500,000, with a proposed interim annual increase of approximately $24,900,000. On November 28, 2000, the PSC granted us an interim electric rate increase of approximately $14,500,000, with hearings on this submission beginning in January 2001. On May 8, 2001, we received a final order from the PSC resulting in an annual delivery service revenue adjustment of $16,000,000, including the $14,500,000 interim increase granted on November 28, 2000.

On June 27, 2001, the PSC issued an order stating that they continue to have jurisdiction over us as a fully integrated public utility, in spite of the December 17, 1999 sale of our electric generating facilities. The order requires that, if we desire a power supply rate change at the end of the rate moratorium on July 1, 2002, we must make a filing containing information that supports what rates would be if the regulatory system in place prior to deregulation remained intact. We filed a motion for reconsideration with the PSC, which was subsequently denied. We have since filed a complaint against the PSC in Helena District Court, disputing this order. We cannot predict the ultimate outcome of this matter or its potential effect on our financial position or results of operation.

Natural Gas Rates

As discussed above, in August 2000, we filed a combined request for increased natural gas and electric rates with the PSC. We requested increased annual natural gas revenues of approximately $12,000,000, with a proposed interim annual increase of approximately $6,000,000. On November 28, 2000, the PSC granted us an interim natural gas rate increase of approximately $5,300,000. On May 8, 2001, we received a final order from the PSC resulting in an annual delivery and gas storage service revenue increase of $4,300,000. Because the amount established in the final order was less than the interim order, we began including a credit for the difference collected from November 2000 through May 2001, with interest, in our customers' bills over a six-month period starting October 1, 2001.

In January 2001, we submitted to the PSC an Annual Gas Cost Tracker requesting an increase of approximately $51,000,000. At that time, we also submitted a Compliance Filing for a credit of approximately $32,500,000 associated with a sharing of the proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base. As a result, effective February 1, 2001, we began collecting a net amount of approximately $18,500,000 in revenues over a one-year period. In September 2001, after all testimony addressing the amount of sharing had been filed with the PSC, we reached an agreement with intervening parties to increase the amount of the credit to approximately $56,300,000. This $23,800,000 increase, along with approximately $4,000,000 in interest from the date of sale, will be credited to customers' bills over a one-year period beginning February 1, 2002. For further information on the $56,300,000 credit to our natural gas utility ratepayers, see Note 1, "Decision to Sell Energy Businesses," under the "Sale of Oil and Natural Gas Operations on October 31, 2000" section.

By the end of 2001, we expect to file an Annual Gas Cost Tracker request for the tracking year beginning November 1, 2001.

FERC

Through a filing with FERC in April 2000, we are seeking recovery of approximately $23,800,000 in transition costs associated with serving two wholesale electric cooperatives. We do not expect a FERC decision on this filing, which corresponds with our transition-costs recovery proceedings with the PSC in Montana, until after the PSC issues its Tier II order.

NOTE 5 - OTHER (INCOME) DEDUCTIONS - NET

The following table provides the components of other (income) deductions - net:
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Thousands of Dollars)

Interest income	$ (755)	$ (1,166)	$ (4,932)	$ (15,212)
Write-down of unconsolidated Telecommunications investments	14,828	-	14,828	-
(Earnings) loss from
unconsolidated investments:
Telecommunications	4,048	759	10,997	1,213
Continental Energy	-	(6,518)	(5,707)	(50,427)
Pretax gain on sale of
Continental Energy	-	-	(50,787)	-
Other	(361)	(76)	855	763
	$ 17,760	$ (7,001)	$ (34,746)	$ (63,663)

Decreased earnings from Continental Energy's unconsolidated investments of approximately $44,700,000 are primarily due to a pretax gain on the sale of the equity interest in the Brazos project in the second quarter 2000 of approximately $34,300,000. In addition, because of the February 21, 2001 sale of Continental Energy, we had 2 months of unconsolidated investment income during 2001 as compared to 9 months during 2000.

The losses from unconsolidated telecommunications investments resulted primarily from two joint ventures offering wireless telecommunications services. For more information on the write-down of our unconsolidated telecommunications investments, see Note 12, "Commitments" in the "Investments" section.

NOTE 6 - EARNINGS PER SHARE OF COMMON STOCK

We compute basic net income per share of common stock for each year based upon the weighted average number of common shares outstanding. In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," diluted net income per share of common stock reflects the potential dilution that would occur if securities or other contracts, mainly options to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that shared in our earnings. For the quarter and nine months ended September 30, 2001, respectively, 3,131,502 and 2,978,777 outstanding options were excluded from the computation for diluted earnings per share as the result would have been antidilutive for the periods presented.

For comparative purposes, the following table shows consolidated basic and diluted net income per share.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Basic:
Continuing Operations	$(0.12)	$0.07	$(0.03)	$0.42
Discontinued Operations	(0.14)	0.22	0.23	0.49
Consolidated	$(0.26)	$0.29	$ 0.20	$0.91

Diluted:
Continuing Operations	$(0.12)	$0.07	$(0.03)	$0.42
Discontinued Operations	(0.14)	0.22	0.23	0.48
Consolidated	$(0.26)	$0.29	$ 0.20	$0.90

NOTE 7 - SHORT-TERM BORROWING

At September 30, 2001, we had committed lines of credit of $65,000,000, uncommitted lines of $30,000,000, and outstanding notes payable to banks for $74,600,000. These notes consisted of $60,000,000 from our committed lines of credit and $14,600,000 from our uncommitted lines, at a weighted average annual interest rate of 4.36 percent. Facility or commitment fees on the committed lines of credit are not significant. Our committed and uncommitted lines expire by the end of November 2001 unless extended.

We currently intend to issue, subject to market conditions, $150,000,000 in First Mortgage Bonds during the month of November 2001. Proceeds of the offering will be used to repay the $60,000,000 outstanding under our committed credit line, repay other short-term borrowings, and redeem our ESOP Notes. The remaining balance will be used for existing cash requirements. If we are unable to complete our proposed bond offering, we will seek other sources of funds, although there can be no assurances that funds will be available on acceptable terms. Failure to complete the issuance of First Mortgage Bonds and repay amounts outstanding under the lines of credit when due would cause a default under these lines.

NOTE 8 - LONG-TERM DEBT

In 2000, Touch America entered into a $400,000,000 5-year Senior Secured Credit Facility (Credit Facility) for use in our telecommunications operations. This Credit Facility consisted of a $200,000,000 term loan and $200,000,000 revolver, either of which we could use for short- or long-term borrowing. The following table summarizes the activity under the Credit Facility during the first nine months of 2001.

Touch America $400,000,000 Senior Secured Credit Facility
	Term Loan		Revolver Loan
Date	Borrowing/ (Payment)	Balance	Borrowing/ (Payment)	Balance	Total Loan Balance
(Thousands of Dollars)
12/31/00 Balance		$ 100,000		$ -	$ 100,000
03/08/01	(27,600)	72,400	-	-	72,400
04/16/01	30,000	102,400	-	-	102,400
05/08/01	(64,300)	38,100	-	-	38,100
06/08/01	-	38,100	35,000	35,000	73,100
06/18/01	36,000	74,100	-	35,000	109,100
07/02/01	34,000	108,100	-	35,000	143,100
07/02/01	-	108,100	31,000	66,000	174,100
07/13/01	-	108,100	35,000	101,000	209,100
08/17/01	-	108,100	30,000	131,000	239,100
09/17/01	-	108,100	15,000	146,000	254,100
09/30/01 Balance		$ 108,100		$ 146,000	$ 254,100

The $27,600,000 repayment was required as a result of the sale of Continental Energy on February 21, 2001, and the $64,300,000 repayment was required as a result of the sale of our coal businesses on April 30, 2001. With these repayments totaling $91,900,000, the term loan portion of the facility is permanently reduced from $200,000,000 to $108,100,000. The entire loan balance of $254,100,000 is included in "Long-term debt due within one year" on the Consolidated Balance Sheet.

Based on financial performance for the twelve-month period ending September 30, 2001, Touch America is not in compliance with financial covenants under its Credit Facility requiring Touch America to maintain a ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) of not more than 4.50:1 and a ratio of senior secured debt to EBITDA of not more than 3.50:1. On November 14, 2001, Touch America received a 30-day waiver of the requirement to comply with the financial covenants from the lending banks under the Credit Facility. The waiver is conditional upon Montana Power Company repaying to Entech, Inc., our wholly owned subsidiary, by November 30, 2001, at least $25,000,000 of an intercompany loan. The proceeds will be used for general corporate purposes of Touch America. As a condition to the waiver, Touch America has agreed - among other things - to an increase in the pricing of the Credit Facility and that Touch America may not make borrowings under its revolving credit facility during the 30-day period.

Touch America's Credit Facility is currently its principal source of funds to meet capital requirements. As a result of Touch America's failure to comply with the Credit Facility financial covenants discussed above, and based on the terms of the waiver entered into with the lending banks under the facility, Touch America may not make further borrowings under the Credit Facility at the present time. Touch America is seeking additional funds from the lending banks under the Credit Facility to meet its near term cash requirements but there can be no assurances that additional funds will be made available or if they are, that the timing of the availability will allow Touch America to meet its commitments. Touch America does not believe that it currently has access to the capital markets on reasonable terms to meet its capital requirements. If Touch America does not reach agreement with the lending banks under its Credit Facility or receive additional funds from other sources, Touch America will be unable to meet its obligations and could experience a material adverse impact on its financial condition and face challenges to its financial viability.

We made scheduled semi-annual repayments of approximately $2,500,000 and $1,700,000 on our 6.2 percent natural gas transition bonds on March 15, 2001 and September 17, 2001, respectively. In addition, on April 6, 2001, we retired $60,000,000 of our variable rate Series B Unsecured Medium Term Notes at maturity.

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

For the month of July 2001, we entered into a swap agreement with a counterparty to hedge 50 MWs, which we were purchasing at the Mid-Columbia index price (Mid-C) from a power generator, but were selling at a fixed price to a power marketer. The hedged electric energy sales resulted in a $200,000 after-tax gain and the ineffective swap hedging those sales in a $400,000 after-tax loss. It was our only derivative transaction in the third quarter 2001.

For the nine months ended September 30, 2001, the hedged electric energy sales resulted in an after-tax loss of $25,300,000, and the price swaps hedging those sales in an after-tax gain of approximately $7,200,000. At September 30, 2001, we did not have agreements to purchase electric energy for sales to power marketers and, therefore, do not expect to enter into financial derivative transactions in the fourth quarter 2001.

NOTE 11 - CONTINGENCIES

Qwest Communications Corporation

On August 8, 2001, Touch America received a demand for arbitration from Qwest Communications Corporation (Qwest). This demand seeks, in part, damages that Qwest claims to have incurred resulting from two agreements entered into between the parties as a result of the June 30, 2000 acquisition discussed in Note 3, "Acquisition of Telecommunications Properties." Under one of the agreements, a Bilateral Wholesale Agreement, Qwest and Touch America provide wholesale communications services to each other. Under the other agreement, a Transition Services Agreement, Qwest provides support services to enable Touch America to provide telecommunications services to its customers. Pursuant to the demand for arbitration, Qwest is seeking recovery of amounts that it claims exceed $47,000,000.

On August 10, 2001, Qwest also filed a lawsuit in Denver County Colorado District Court. In this lawsuit, which addresses claims not covered by the demand for arbitration, Qwest is seeking damages in an amount to be proven at trial. As discussed below, this action has been removed to the United States District Court for the District of Colorado.

Touch America disagrees with the assertions in Qwest's filings, believes that Qwest's claims lack merit, and is vigorously defending these actions. On August 22, 2001, Touch America filed a complaint against Qwest in the United States District Court for the District of Montana, Missoula Division, seeking injunctive relief which would prohibit Qwest from terminating certain services to Touch America. Touch America is also seeking damages in the complaint and believes that its damages exceed the amount that Qwest is seeking from Touch America.

On August 27, 2001, Touch America removed the Colorado State Court action to the United States District Court for the District of Colorado. On September 7, 2001, Touch America filed an answer to Qwest's complaint which included Touch America's counterclaims. On September 10, 2001, Touch America filed a motion to transfer venue from the United States District Court for the District of Colorado to the United States District Court for the District of Montana.

On November 5, 2001, the United States District Court for the District of Montana granted Qwest's procedural motion to dismiss the matter from that court. The court did not decide the merits of the lawsuit, but dismissed because of the first to file doctrine. On November 13, 2001, we filed a motion for reconsideration with the court. If the Montana District Court does not reconsider its order, we will have the option to file any claims not subject to arbitration either in the United States District Court for the District of Colorado or with the Federal Communications Commission.

We are unable to predict the ultimate outcome of these matters or how the outcome may affect our consolidated financial position, results of operations, or cash flows.

Class Action Lawsuit

On August 16, 2001, eight individuals filed a lawsuit in Montana State District Court, naming The Montana Power Company, eleven of our current Board of Directors, three officers of both Touch America and The Montana Power Company, and PPL Montana as defendants. In their complaint, the plaintiffs allege that The Montana Power Company and its directors and officers had a legal obligation and a fiduciary duty to obtain shareholder approval before the sale of our former electric generation assets to PPL Montana. On September 14, 2001, the complaint was amended to add one other current officer of Touch America, one other current officer of The Montana Power Company, and our investment banking consultants as additional defendants. As previously reported, we completed the sale of the electric generation assets to PPL Montana in December 1999. The plaintiffs further allege that because shareholders did not vote, the sale of the generation assets is void and PPL Montana is holding these assets in constructive trust for the shareholders.

Alternatively, the plaintiffs allege that shareholders should have been allowed to vote on the sale of the generation assets and, if an appropriate majority vote was obtained in favor of the sale, the shareholders should have been given dissenters' rights. The plaintiffs also make various claims of breaches of duty and negligence against the Board of Directors and the individual officers. The plaintiffs have indicated that they will seek court approval to proceed with this suit as a class action.

It is our position that The Montana Power Company and its directors and officers have fully complied with their statutory and fiduciary duties. Accordingly, we are defending the suit vigorously. We expect to file responsive pleadings to the amended complaint on November 30, 2001. At this early stage, however, we cannot predict the ultimate outcome of this matter or how it may affect our consolidated financial position, results of operations, or cash flows.

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

In December 1998 and January 1999, we requested a review by the United States Court of Appeals for the District of Columbia Circuit of this order and another FERC order which included the United States Department of Interior's conditions. In December 2000, FERC issued an order approving a settlement among the parties. On February 15, 2001, the Circuit Court dismissed the petitions for review. Consequently, the approximately $24,000,000 that we paid into escrow in 2000 was released to the Confederated Salish and Kootenai Tribes (Tribes) to be used in accordance with the terms of the settlement. We have also transferred 669 acres of land on the Flathead Indian Reservation to the Tribes. With the payment and the transfer of land, we have fulfilled our obligations under the terms of this settlement. Because PPL Montana, the purchaser, assumed the obligation in excess of $24,000,000, the basis in the properties sold decreased and the regulatory liability associated with the deferred gain on the sale increased accordingly.

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

Sale of Continental Energy Services, Inc.

On February 21, 2001, we sold Continental Energy, our independent power production business, for $84,500,000, subject to post-closing adjustments. The purchaser had disputed our proposed post-closing adjustments, which would have required the purchaser to make an additional payment to us of approximately $800,000. The purchaser submitted proposed post-closing adjustments in the purchaser's favor of approximately $10,000,000. The dispute has been resolved through a settlement agreement whereby we paid the purchaser $982,000 on November 2, 2001, and the purchaser agreed to pay us $1,750,000 in the future as it receives revenues or proceeds from one of its projects. Since this agreement will allow us to be paid a net additional amount of approximately $800,000, this resolution has no impact on the previously recorded gain on the sale of Continental Energy.

Williams Communications, LLC/Sierra Touch America, LLC

On July 20, 2001, Williams Communications, LLC (Williams) filed a lawsuit in the United States District Court for the Northern District of Oklahoma alleging that Sierra Touch America, LLC (STA), a joint venture between Sierra Pacific Communications and Touch America, failed to make timely payments on invoices totaling approximately $23,400,000 related to a construction agreement between Williams and STA. In the third quarter 2001, Williams submitted additional invoices to STA in an attempt to increase the amount demanded to approximately $34,300,000. STA did not approve the additional work and cost overruns submitted by Williams, and STA disagrees with the amount of Williams' claims. Pursuant to the construction agreement, Williams is constructing a fiber optic telecommunications route for STA from Verdi, Nevada to Sacramento, California.

We believe that our total exposure is less than the amount that Williams is demanding. However, we are unable to predict the ultimate outcome or how the matter may affect our consolidated financial position, results of operations, or cash flows.

For more information on STA, see Note 12, "Commitments," in the "Joint Ventures" section.

Sale of Coal Business

On April 30, 2001, we sold our coal businesses to Westmoreland for $138,000,000, subject to post-closing adjustments. Westmoreland has disputed our proposed post-closing adjustments, which would have required Westmoreland to make an additional payment to us of $9,003,000. Westmoreland submitted proposed post-closing adjustments, which would require us to make a payment to them of approximately $31,000,000. Westmoreland subsequently filed on October 29, 2001 a claim for indemnity under the Stock Purchase Agreement which reflects the above-noted post-closing adjustments claim of $31,000,000. We disagree with Westmoreland's position and are currently evaluating Westmoreland's claims. We are currently unable to predict the outcome of this dispute or the impact, if any, on the gain recorded on this sale.

Sale of Oil and Natural Gas Operations

On October 31, 2000, we sold our oil and natural gas businesses to PanCanadian Petroleum Limited and PanCanadian Energy, Inc. for $475,000,000. On October 30, 2001, the purchasers provided us with a notice asserting claims of approximately $10,000,000 for indemnity under terms of the August 25, 2000 Stock and Asset Purchase Agreement pertaining to pre-closing environmental liabilities. We are currently evaluating these claims, and are unable to predict the impact, if any, on the gain recorded on this sale.

Miscellaneous

We, together with our subsidiaries, are parties to various other legal claims, actions, and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

NOTE 12 - COMMITMENTS

Electric Utility

In its 2001 session, the Montana Legislature passed House Bill 474, which extends the transition period of electric deregulation in Montana from July 1, 2002 to July 1, 2007 and, therefore, our obligation as a default supplier through June 30, 2007. We entered into three power-purchase agreements in October 2001 that enable us to satisfy, in part, our electric default supply obligation. These agreements commit us to purchase a total of 561 MWs per hour during peak hours and 411 MWs per hour during off-peak hours in the first year of the extended transition period. In the remaining four years of the transition period, the agreements also obligate us to purchase 450 MWs per hour during the peak hours and 300 MWs per hour during the off-peak hours. These purchases are included in our default supply portfolio filing with the PSC dated October 29, 2001. Assuming a 4.36 percent discount rate and current load forecast, the present value of future minimum payments under these agreements is as follows:

Thousands
of Dollars

2002	$ 62,186
2003	107,691
2004	92,452
2005	88,337
2006	84,649
Remainder	40,558
$ 475,873

House Bill 474 also provides for the complete recovery in rates of the default supplier's costs that are prudently incurred to supply electric energy.

Touch America

Joint Ventures

Touch America has entered into strategic alliances to expand its network and increase its revenues. In accordance with the agreements governing these relationships, Touch America is committed to contribute capital at various times.

Sierra Touch America, LLC

In May 2000, Touch America and Sierra Pacific Communications, a subsidiary of Sierra Pacific Resources, formed a 50-50 joint venture, named Sierra Touch America, LLC (STA), to construct a fiber optic network between Sacramento and Salt Lake City. This network will make up 750 miles of the 4,300-mile build-out that Touch America is constructing in tandem with its construction of a fiber optic network for AT&T. STA has begun construction of this route and expects to complete the route in the fourth quarter 2002 at an estimated cost of $189,000,000. Touch America will purchase 4 of the 6 conduits of the network and sell 3 to AT&T and exchange another with a third party. STA will retain ownership of the remaining 2 conduits, which will be distributed one to each partner. At the end of the third quarter 2001, Touch America and Sierra Pacific Communications each had contributed approximately $9,200,000 to the joint venture and Touch America had paid approximately $36,600,000 toward the purchase of the 4 conduits. The terms of the joint venture agreement give STA a partial interest in the metropolitan fiber networks that Sierra Pacific Communications operates in Reno and Las Vegas. For information regarding litigation against STA, see Note 11, "Contingencies" in the "Williams Communications, LLC/Sierra Touch America, LLC" section.

American Fiber Touch, LLC

In January 2000, Touch America and AEP Communications LLC, a subsidiary of American Electric Power, formed a 50-50 joint venture named American Fiber Touch, LLC (AFT) to connect national and regional fiber optic networks between Plano, Illinois and St. Louis, Missouri. This network will make up 296 miles of the 4,300-mile fiber optic network discussed above. AFT has begun construction of the Plano-St. Louis route and expects to complete it in the second quarter 2002 at an estimated cost of $43,000,000. At the end of the third quarter 2001, Touch America had advanced approximately $11,000,000 for construction costs, and it plans to contribute another $10,500,000 in 2001 and 2002.

Investments

Minnesota PCS, LP

In January 2000, Touch America signed a purchase agreement with Minnesota PCS, LP (MPCS) to acquire a 25 percent interest in MPCS' wireless telephone business, which owns PCS licenses in North Dakota, South Dakota, Minnesota, and Wisconsin. In accordance with the agreement, Touch America made an initial equity investment of $2,700,000 in MPCS and in 2000 loaned MPCS $12,000,000 in interest-bearing notes payable on October 1, 2002. From October through December 2000, Touch America loaned an additional $4,700,000 to MPCS to cover network construction and operating costs. During the first three quarters of 2001, Touch America advanced approximately $3,400,000 to MPCS, due December 31, 2001. Touch America also guaranteed the payment of $7,420,000 of a note made by the Rural Telephone Finance Corporation (RTFC) to MPCS. This guarantee was in the form of a cash collateral account.

Following the unanimous decision of MPCS partners to offer the assets of MPCS for sale, MPCS received, in the third quarter, letters of commitment from four entities to purchase certain licenses and other assets from MPCS. On July 31, 2001, however, MPCS defaulted on its note with the RTFC. Consequently, the RTFC called all outstanding guarantees and, in September 2001, withdrew $7,420,000 from the Touch America collateral account. Because the expected proceeds from the sales of MPCS' assets would not be sufficient to repay the withdrawn collateral and all of MPCS' loan obligations. Touch America recorded a $10,820,000 loss related to its MPCS investment and related notes receivable. We anticipate additional funding requirements prior to exiting this investment.

iBEAM Broadcasting Corporation

In July 2001, Touch America invested $4,000,000 for a minority interest in preferred shares of iBEAM Broadcasting Corporation, a Delaware corporation. In October 2001, iBEAM filed a petition for reorganization with the Bankruptcy Court for the District of Delaware pursuant to Chapter 11 of the United States Bankruptcy Code.

Williams Communications, LLC, (Williams) a Delaware limited liability company and also a preferred shareholder of iBEAM, has submitted a bid to purchase substantially all of iBEAM's assets for $25,000,000. The offer, subject to approval by the Bankruptcy Court, proposes a closing date in 2001. To maintain the financial viability of iBEAM until the sale closes, Williams has entered into a lending agreement whereby iBEAM can borrow up to $18,000,000 from Williams.

Although iBEAM is entering into a liquidating plan, we do not expect to recover our $4,000,000 investment because of our status as a preferred shareholder in bankruptcy proceedings.  Therefore, we wrote off the $4,000,000 investment in the third quarter 2001.

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

We consider segment information for foreign operations to be insignificant.

NOTE 13 - INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Quarter Ended
	September 30, 2001
	(Thousands of Dollars)

CONTINUING
	Telecom-munications(b)	Electric	Natural Gas

Sales to unaffiliated customers	$ 145,478	$ 117,789	$ 15,043
Intersegment sales	-	166	18
Pretax operating income (loss)	(4,457)	16,886	(1,565)
Capital expenditures	93,844	7,372	16,433
Identifiable assets	1,362,769	1,003,873	424,388

CONTINUING (continued)
	Continental Energy	Other	Corporate

Sales to unaffiliated customers	$ -	$ 5,048	$ -
Intersegment sales	-	434	-
Pretax operating income	-	469	-
Capital expenditures	-	113	-
Identifiable assets	-	15,627	28,586

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers	$ 283,358	$ -	$ 283,358
Intersegment sales	618	(618)	-
Pretax operating income	11,333	-	11,333
Capital expenditures	117,762	-	117,762
Identifiable assets	2,835,243	-	2,835,243

(a) The amount indicated include certain eliminations between the business segments.

(b) The loss of revenue pursuant to a single customer would have a material adverse effect on the telecommunications segment. Consolidated revenues, which include telecommunications, utility, and other, are approximately $38,345,000.

NOTE 13 - INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Quarter Ended
	September 30, 2000
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers	$ 123,218	$ 127,807	$ 15,507
Intersegment sales	-	(1,504)	(108)
Pretax operating income (loss)	24,384	(3,452)	(4,887)
Capital expenditures	146,566	20,958(c)	6,158(c)
Identifiable assets	751,825	1,123,547	352,611

CONTINUING (continued)
	Continental Energy	Other	Corporate(c)

Sales to unaffiliated customers	$ 250	$ 3,535	$ -
Intersegment sales	-	417	-
Pretax operating loss	(113)	(3,828)	-
Capital expenditures	5,568	694	-
Identifiable assets	26,460	15,440	17,981

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers	$ 270,317	$ -	$ 270,317
Intersegment sales	(1,195)	1,195	-
Pretax operating income	12,104	-	12,104
Capital expenditures	179,944	-	179,944
Identifiable assets	2,287,864	635,826(b)	2,923,690

(a) The amount indicated includes certain eliminations between the business segments.

(b) The adjustment of identifiable assets represents the identifiable assets of discontinued coal operation and oil and natural gas operations.

(c) For purposes of comparability, Electric, Natural Gas, and Corporate operations were restated to reflect the third quarter 2001 transfer of the net plant of Shared Administrative Services from Corporate operations to Utility operations.

NOTE 13 - INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Nine Months Ended
	September 30, 2001
	(Thousands of Dollars)

CONTINUING
	Telecom-munications(b)	Electric	Natural Gas

Sales to unaffiliated customers	$ 431,854	$ 421,850	$ 100,365
Intersegment sales	-	542	234
Pretax operating income (loss)	13,194	(34,759)	21,965
Capital expenditures	237,527	29,221	15,127
Identifiable assets	1,362,769	1,003,873	424,388

CONTINUING (continued)
	Continental Energy	Other	Corporate

Sales to unaffiliated customers	143	14,091	-
Intersegment sales	-	1,066	-
Pretax operating loss	(731)	(43)	-
Capital expenditures	421	448	-
Identifiable assets	-	15,627	28,586

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers	$ 968,303	$ -	$ 968,303
Intersegment sales	1,842	(1,842)	-
Pretax operating loss	(374)	-	(374)
Capital expenditures	282,744	-	282,744
Identifiable assets	2,835,243	-	2,835,243

(a) The amounts indicated include certain eliminations between the business segments.

(b) The loss of revenue pursuant to a single customer would have a material adverse effect on the telecommunications segment. Consolidated revenues, which include telecommunications, utility, and other, are approximately $111,081,000.

NOTE 13 - INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Nine Months Ended
	September 30, 2000
	(Thousands of Dollars)

CONTINUING
	Tele-communications	Electric	Natural Gas

Sales to unaffiliated customers	$ 176,440	$ 363,863	$ 82,403
Intersegment sales	334	840	185
Pretax operating income	37,081	12,915	6,480
Capital expenditures	403,751(c)	43,739(d)	11,574(d)
Identifiable assets	751,825	1,123,547	352,611

CONTINUING (continued)
	Continental Energy	Other	Corporate(d)

Sales to unaffiliated customers	$ 750	$ 6,944	$ -
Intersegment sales	-	1,152	-
Pretax operating loss	(1,904)	(12,012)	-
Capital expenditures	6,343	11,382	-
Identifiable assets	26,460	15,440	17,981

RECONCILIATION TO CONSOLIDATED
	Segment Total	Adjustments(a)	Consolidated Total

Sales to unaffiliated customers	$ 630,400	$ -	$ 630,400
Intersegment sales	2,511	(2,511)	-
Pretax operating income	42,560	-	42,560
Capital expenditures	476,789	-	476,789
Identifiable assets	2,287,864	635,826(b)	2,923,690

(a) The amounts indicated include certain eliminations between the business segments.

(b) The adjustment of identifiable assets represents the identifiable assets of discontinued coal operation and oil and natural gas operations.

(c) The amount includes approximately $205,900,000 related to the Qwest acquisition.

(d) For purposes of comparability, Electric, Natural Gas, and Corporate operations were restated to reflect the third quarter 2001 transfer of the net plant of Shared Administrative Services from Corporate operations to Utility operations.

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the use of the pooling of interests method of accounting, and requires that all mergers and acquisitions be accounted for using the purchase method of accounting. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and adds new disclosure requirements. This statement is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 eliminates amortization of goodwill and other indefinite-lived intangibles. These assets will now be assessed at least annually for impairment using a fair value based test. Intangible assets with a finite life will continue to be amortized over that life. The amortization provisions of SFAS No. 142 apply to goodwill and other intangibles acquired after June 30, 2001. For goodwill and other intangible assets acquired prior to July 1, 2001, adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001. We are currently evaluating this pronouncement, but we do not expect it to have a material impact on our financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating this pronouncement, but we do not expect it to have a material impact on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently evaluating the impact, if any, this pronouncement will have on our financial position, results of operations, or cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion in conjunction with the statements included in our Annual Report on Form 10-K for the year ended December 31, 2000 at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

When we use the terms "Registrant," "Company," "Montana Power," "we," "us," or "our" in this Form 10-Q, we mean The Montana Power Company, a Montana corporation, and its wholly owned subsidiaries.

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
  The ability to secure financing at reasonable rates as required;
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

Strategy

We are working to complete our transformation from a diversified electric and natural gas utility to a nationwide telecommunications transport services provider. We are focused on closing the sale of our utility business and continuing to grow Touch America's revenues and earnings.

Financial and Operating Condition

Waiver of Financial Covenant Compliance under Touch America's Senior Secured Credit Facility; Touch America's Capital Requirements

Based on financial performance for the twelve-month period ending September 30, 2001, Touch America is not in compliance with financial covenants under its 5-year Senior Secured Credit Facility (Credit Facility) requiring Touch America to maintain a ratio of total debt to EBITDA (earnings before interest, taxes, depreciation and amortization) of not more than 4.50:1 and a ratio of senior secured debt to EBITDA of not more than 3.50:1. The Credit Facility includes an outstanding $108,100,000 term loan and a $200,000,000 revolving credit facility, $146,000,000 of which is currently utilized and outstanding. For additional information regarding Touch America's Credit Facility and its borrowings thereunder, see Note 8,"Long-Term Debt." On November 14, 2001, Touch America received a 30-day waiver of the requirement to comply with the financial covenants from the lending banks under the Credit Facility. The waiver is conditional upon Montana Power Company repaying to Entech, Inc. by November 30, 2001,at least $25,000,000 of an intercompany loan and the proceeds thereof being used for general corporate purposes of Touch America. As a condition to the waiver, Touch America has agreed - among other things - to an increase in the pricing of the Credit Facility and that Touch America may not make borrowings under its revolving credit facility during the 30-day period. During the 30-day wavier period, Touch America intends to negotiate an amendment to the Credit Facility with a view to obtaining additional liquidity.

Touch America has ongoing financial commitments, including commitments to fund construction of its high-speed fiber optic network, contribute capital to joint ventures and strategic alliances, fund investments in telecommunications-related businesses and make lease payments for fiber optic routes and telecommunications equipment. Touch America currently expects to need additional funds due in part to the timing of the completion of the Company's proposed restructuring and utility business sale. Our business plan for 2001 was to complete the reorganization and sale of our utility business during 2001. Proceeds of the sale would have provided Touch America Holdings, Inc., the holding company for Touch America after the restructuring, with sufficient funds to meet Touch America's commitments through 2002. Further delays in the PSC's approval of the sale of our utility to NorthWestern will continue to adversely impact Touch America's liquidity and Touch America's ability to implement its business plan, and could have a material adverse effect on Touch America's ongoing operations. Pending such approval and completion of the restructuring, Touch America currently believes that it will need approximately $40,000,000 to meet its capital requirements, principally to continue the build-out of its fiber optic network, through the end of January 2002. Thereafter, Touch America believes that internally generated funds plus the net proceeds from the utility business sale should be sufficient to repay short-term borrowings and meet its ongoing capital requirements for the balance of 2003. Although Touch America believes that its estimate of capital requirements is reasonable, the actual requirements and the timing of related costs may deviate from current estimates.

Touch America's Credit Facility is currently its principal source of funds to meet capital requirements, and, by the terms of the waiver discussed above, Touch America may not make further borrowings under the Credit Facility at the present time. Touch America is seeking additional funds from the lending banks under the Credit Facility to meet its near term cash requirements but there can be no assurances that additional funds will be made available or if they are, that the timing of the availability will allow Touch America to meet its commitments. Touch America does not believe that it currently has access to the capital markets on reasonable terms to meet its capital requirements. If Touch America does not reach agreement with the lending banks under its Credit Facility or receive additional funds from other sources, Touch America will be unable to meet its obligations and could experience a material adverse impact on its financial condition and face challenges to its financial viability.

Touch America Faces Ongoing Challenges in the Operation of its Business

Challenges to and risks associated with Touch America's business include but are not limited to the following:

Difficulties in Constructing Touch America's Network Could Increase its Estimated Cost, Delay its Scheduled Completion and Reduce its Profitability

The construction, operation and any upgrading of Touch America's network is a significant undertaking. As a result, the entire network may not be completed as planned at the cost and in the time frame that is currently estimated. Any significant increase in the estimated cost of the network or any significant delay in its anticipated completion could adversely affect Touch America's ability to retain, attract and capture customers and realize earnings growth.

Difficulties in Expanding the Network Could Increase Costs and Reduce Profitability

Future expansions of the network's electronic and software components may be necessary in order to respond to customer growth, customer demands and changes in customer requirements. Any expansion of the network will require additional resources. If Touch America is unable to expand the network on a timely basis and at a commercially reasonable cost, then it will not retain customers or attract and capture new customers necessary for earnings growth.

Touch America Needs to Increase the Volume of Traffic on its Network to Realize Earnings Growth

Touch America must substantially increase the current volume of voice, data, Internet and video transmission on the network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of the network. If Touch America is unable to increase traffic on its network, Touch America's ability to realize earnings growth could be adversely affected.

Touch America May Not Be Able to Connect its Network to the Networks of Incumbent or Other Carriers on Favorable Terms or at All, and if so, Realizing Additional Profit May Be Difficult

Touch America requires interconnection agreements with incumbent and other carriers to connect its customers to the network and to other Internet service providers. The costs of obtaining local and long distance services from other carriers comprise a significant amount of Touch America's operating expenses. We cannot assure that Touch America will be able to negotiate or renegotiate interconnection agreements in all of its markets on favorable terms, or in a timely manner. Unacceptable interconnection terms or untimely response from incumbent and other carriers may cause poor customer service and make it difficult to attract new customers, may result in higher costs and could mean the loss of current customers. These results could adversely affect Touch America's ability to realize earnings growth.

Increased Competition could lead to Price Reductions, Fewer Large-Volume Sales, Under-Utilization of Resources, Reduced Operating Margins and Loss of Market Share

Touch America's success depends upon its ability to increase its share of the telecommunication services market by providing higher quality services at prices equal to or below those of its competitors. Many of its competitors have, and some potential competitors are likely to enjoy, competitive advantages, including the following:

  greater name recognition;
  greater financial, technical, marketing and other resources;
  larger installed bases of customers and revenue;
  well-established relationships with current and potential customers;
  more extensive knowledge of the high-volume long distance services industry; and
  greater international presence.

Lower Prices for Products and Services Will Reduce Touch America's Profit Margin

There are numerous local and regional long distance networks. Increased capacity and competition has caused significant decreases in the prices for services. Prices may also decline further due to capacity increases resulting from technological advances and strategic alliances. These price declines may be particularly severe if recent trends causing increased demand for capacity, such as Internet usage, or changes due to economic weakness. Consequently, lower prices may adversely affect Touch America's ability to realize earnings growth.

Timely and Cost Effective Adaptation to Technological Change will be Required if Touch America is to be Successful

It may be very expensive for Touch America to upgrade its products and technologies in order to continue to compete effectively. Consequently, Touch America's future success depends, in part, on its ability to anticipate and adapt in a timely and cost-effective manner to technological changes.

The Sale of our Utility Business to NorthWestern Requires Approval of the PSC

The consummation of the sale of our utility business to NorthWestern requires approval of the PSC. The PSC must determine whether the sale of the utility business to NorthWestern would affect the ability of Montana Power, L.L.C. to be fit, willing and able to provide reasonably adequate services and facilities at just and reasonable rates. On October 30, 2001, we, together with NorthWestern, filed a Motion for Expedited Procedural Schedule requesting the PSC to set an expedited schedule for the approval of the sale to NorthWestern. On November 7, 2001, the PSC adopted a procedural schedule establishing January 31, 2002, as the date for the issuance of an order in the proceeding. We cannot predict whether the PSC will issue an order on January 31, 2002, or, if it does, whether or not the order will permit the completion of the sale of our utility business to NorthWestern. Our agreement to sell The Montana Power, L.L.C. to NorthWestern provides that we, Touch America Holdings, Inc. or NorthWestern may unilaterally terminate the agreement if the sale of the utility business to NorthWestern is not completed by March 31, 2002. Therefore, failure to receive timely PSC approval could result in the termination of the sale of our utility business to NorthWestern.

As noted above, due to the delay in receipt of PSC approval, Touch America has not received proceeds of the sales of our utility business, which would have provided Touch America with needed liquidity. Further delays will continue to adversely impact Touch America's liquidity and its business plan, and could have a material adverse impact on Touch America's financial condition.

Failure to complete our restructuring and the sale of Montana Power, L.L.C. to NorthWestern could result in our utility business continuing to operate as the parent company of Touch America. Under those circumstances, unless we decide to sell, spin off or take other action with respect to Touch America, Touch America would continue to be included in our consolidated results of operations.

We Face Uncertainty with Respect to the Resolution of our Tier II and Default Supply Filings that are Pending Before the PSC

On October 29, 2001, we filed with the PSC a Tier II electric restructuring transition cost plan to request recovery of transition costs arising from deregulation. The Tier II filing addresses transition costs associated with our transformation from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution service. Among other matters, the filing addresses the costs of generation assets and other purchase power contracts, generation-related regulatory asset transition costs, and transition costs associated with out-of-market QF power-purchase contract costs. In our Tier II filing, we valued our net QF transition costs at $304,700,000 on a net present value basis. If the PSC does not permit the recovery of these costs through an annual competitive transition charge, we may be required to write-off our transition costs which could have, depending on the amount and timing of the disallowance, a material adverse impact on our results of operation and financial condition.

Also on October 29, 2001, the Montana Power Company filed with the PSC our default supply portfolio, containing a mix of long- and short-term contracts from new and existing generators. These contracts will be utilized to serve customers who have not chosen alternative suppliers by July 1, 2002. We expect that the costs of the supply portfolio and a competitive transition charge for out-of-market costs will increase residential electric rates by approximately 20 percent. We are currently seeking PSC review of our supply portfolio to establish that the contracts meet applicable prudency standards. If the PSC does not approve our default supply portfolio, we may be required to seek alternative sources of supply. While we believe that we have met our default supply obligations prudently, the PSC could also disallow the recovery of our costs incurred in entering into the default supply portfolio if a determination is made that the contracts were not prudently entered into.

The PSC has Asserted Continuing Jurisdiction over the 1999 Sale of Our Generating Assets to PPL Montana

On March 15, 2001, the PSC issued a Notice of Commission Action and Opportunity to Comment, stating the PSC's belief that it not only has continuing jurisdiction over our electric utility that provides fully regulated services to our customers, but also over the electric generating assets that The Montana Power Company sold to PPL Montana in December 1999. In its Notice, the PSC stated that our closing of the sale of the electric generating assets to PPL Montana did not preclude the PSC from determining cost-based prices for customers during the extended transition period ending June 30, 2004. On June 27, 2001, the PSC issued an order stating that it continue to have jurisdiction over the Company as a fully integrated public utility, in spite of the 1999 sale of our electric generating facilities. The order required that, if we desired a power supply rate change at the end of the rate moratorium on July 1, 2002, we must make a filing containing information that supports what rates would exist if the regulatory system in place prior to deregulation remained intact. The Company filed a motion for reconsideration with the PSC, which was subsequently denied. We filed an action in state district court arguing that the PSC's action was unlawful. The suit is in its initial stages. We cannot predict the ultimate outcome of this matter or its potential effect on our financial position or results of operation.

Our Line of Credit Terminates on November 29, 2001, After We Refinance the Line of Credit, We May Need Additional Liquidity

We currently borrow $60,000,000 under a committed line of credit, which expires on November 29, 2001. See "Note 7,"Short-Term Borrowing" for a discussion of our short-term borrowings. We intend to repay the full amount of the line of credit with the proceeds of an issuance of debt securities during the month of November 2001. Failure to complete the issuance of First Mortgage Bonds and repay amounts outstanding under the lines of credit when due would cause a default under the lines of credit. Assuming we are able to refinance the line of credit with proceeds of the issuance of debt securities, we plan to utilize excess net proceeds of the proposed debt offering to meet our cash needs at least through the end of 2001. While we do not currently expect to require additional financing during 2002, if we do need additional funds to meet our operating or capital requirements, we will seek alternative sources of funds including future bank borrowings or issuances of securities in the capital markets. We believe we currently have the capacity to issue additional first mortgage bonds in an amount sufficient to meet our foreseeable financing requirements.

Results of Operations

The following discussion describes significant events or trends that have had an effect on our operations or which we expect to have an effect on our future operating results.

For the Quarter Ended September 30, 2001 and 2000:

Net Income Per Share of Common Stock (Basic)

We reported a consolidated basic net loss of $0.26 per share in the third quarter 2001 as compared with third quarter 2000 consolidated basic net income of $0.29 per share.

Earnings from continuing operations for the third quarter 2001 - consisting of telecommunications, utility, and other operations - decreased $0.19 per share, from $0.07 per share to $(0.12) per share. This decrease is primarily due to reduced earnings in our telecommunications operations, including the write-down of unconsolidated telecommunications investments.

In 2000, we implemented discontinued operations accounting for our former coal and oil and natural gas operations. The net loss from these discontinued operations for the third quarter 2001 was $0.14 per share, a decrease of $0.36 per share compared with third quarter 2000 earnings of $0.22 per share. The $0.14 per share loss in the third quarter 2001 is the result of an agreement to increase, by approximately $23,800,000, the amount of the oil and natural gas sales proceeds which will be shared with ratepayers.

Income from Continuing Operations: Telecommunications; Utility (including Colstrip Unit 4); and Other

Income from continuing operations before income taxes decreased approximately $27,400,000 compared with the third quarter 2000. The decrease is due to reduced income from our telecommunications operations and "Other (income) deductions - net," which includes a write-down on two telecommunications unconsolidated investments of $14,800,000. For more information on the write-down of our unconsolidated telecommunications investments, see Note 12, "Commitments" in the "Investments" section.

Income from Discontinued Operations: Former Coal and Oil and Natural Gas

Income from our discontinued operations for the quarters ended September 30, 2001 and 2000 decreased approximately $37,900,000.

For comparative purposes, the following table shows consolidated basic net income (loss) per share.

	Quarter Ended
	September 30,	September 30,
	2001	2000

Continuing Operations	$ (0.12)	$ 0.07
Discontinued Operations	(0.14)	0.22

Consolidated	$ (0.26)	$ 0.29

CONTINUING OPERATIONS

	Quarter Ended
	September 30,
	2001	2000
	(Thousands of Dollars)

TELECOMMUNICATIONS:

REVENUES:
Revenues	$ 145,478	$ 123,218
Intersegment revenues	-	-
	145,478	123,218
EXPENSES:
Operations and maintenance	104,842	58,633
Selling, general, and administrative	29,569	30,999
Taxes other than income taxes	3,940	2,038
Depreciation and amortization	11,584	7,164
	149,935	98,834

INCOME (LOSS) FROM TELECOMMUNICATIONS OPERATIONS	(4,457)	24,384

UTILITY AND COLSTRIP UNIT 4:

ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS:

REVENUES:
Revenues	117,789	127,807
Intersegment revenues	166	(1,504)
	117,955	126,303
EXPENSES:
Power supply	57,766	88,336
Transmission and distribution	7,098	4,980
Selling, general, and administrative	15,232	15,118
Taxes other than income taxes	9,765	10,575
Depreciation and amortization	11,208	10,746
	101,069	129,755

INCOME (LOSS) FROM ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS	16,886	(3,452)

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	9,406	13,150
Gas supply cost revenues	5,637	2,357
Intersegment revenues	18	(108)
	15,061	15,399
EXPENSES:
Gas supply costs	5,637	2,357
Transmission, distribution, and other	3,474	4,687
Selling, general, and administrative	1,503	7,609
Taxes other than income taxes	3,252	3,545
Depreciation and amortization	2,760	2,088
	16,626	20,286

LOSS FROM NATURAL GAS UTILITY OPERATIONS	(1,565)
		(4,887)

CONTINUING OPERATIONS (continued)

	Quarter Ended
	September 30,
	2001	2000
	(Thousands of Dollars)

CONTINENTAL ENERGY:

REVENUES:
Revenues	-	250

EXPENSES:
Operations and maintenance	-	(496)
Selling, general, and administrative	-	787
Taxes other than income taxes	-	(31)
Depreciation and amortization	-	103
	-	363

LOSS FROM CONTINENTAL ENERGY OPERATIONS	-	(113)

OTHER OPERATIONS:

REVENUES:
Revenues	5,048	3,535
Intersegment revenues	434	417
	5,482	3,952
EXPENSES:
Operations and maintenance	555	323
Selling, general, and administrative	4,120	5,682
Taxes other than income taxes	4	489
Depreciation and amortization	334	1,286
	5,013	7,780

INCOME (LOSS) FROM OTHER OPERATIONS	469	(3,828)

INTEREST EXPENSE AND OTHER INCOME:
Interest	8,839	6,927
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	1,373	1,373
Other (income) deductions - net	17,760	(7,001)
	27,972	1,299

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		10,805
	(16,639)

INCOME TAXES	(4,462)	3,024

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,177)	7,781

DIVIDENDS ON PREFERRED STOCK	922	923

NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE FOR COMMON STOCK	$ (13,099)	$ 6,858

Telecommunications Operations

Income from our telecommunications operations decreased by approximately $28,800,000, resulting in a third quarter operating loss of $4,400,000.

Revenues: Telecommunications revenues increased approximately $22,300,000, or 18 percent, for the third quarter 2001 compared to the same period in 2000 primarily because of increased network services revenues of approximately $27,500,000. Partially offsetting this increase was a decrease in retail sales revenues of approximately $3,800,000, as a result of lower market prices and customers moving to other competitors. Other revenues also experienced a slight decrease of approximately $1,400,000.

Qwest has also reduced their long-distance, in-region termination business with Touch America in the third quarter 2001. We expect Qwest to respond to pending litigation by reducing wholesale business with Touch America, resulting in a revenue decrease of approximately $9,000,000 per month. See Note 12, "Contingencies," for further information regarding Qwest litigation.

Expenses: Telecommunications expenses increased approximately $51,100,000, or 52 percent, mainly because of an increase of approximately $46,200,000 in operations and maintenance (O&M) expenses. This increase was due primarily to higher access costs. Taxes other than income taxes and depreciation expense also increased, representing higher property values and additional plant related to our fiber optic expansion in late 2000. With the expected decrease in revenues from Qwest, as discussed above, we also anticipate a significant corresponding decrease in access costs.

Utility Operations

Electric Utility (including Colstrip Unit 4)

Income from electric utility operations increased approximately $20,300,000 compared to 2000, primarily because of the absence in the current period of purchased power costs to supply a long-term power supply contract, as discussed in Note 11, "Contingencies," under the "Long-Term Power Supply Agreements" section.

Revenues: Revenues during the third quarter decreased approximately $8,300,000 mainly because of a weather-related decrease in volumes sold and a decrease in revenues from a swap instrument. In addition, because we no longer purchase power to supply a long-term industrial customer - as discussed above - we did not have as much energy remaining to sell in the secondary market, which resulted in a decrease in revenue from sales of remaining purchased power. Increased revenues from ancillary services and wheeling energy for others across our transmission lines partially offset these decreases.

Expenses: Overall expenses decreased approximately $28,700,000 primarily because of the absence of purchased power costs to supply a long-term industrial customer, as discussed above, and an early employee retirement option offered in 2000. Increased expenses for wheeling energy across third-party lines, increased customer accounting costs, and increased regulatory amortization expense partially offset the decreased expenses.

Regulatory: For information on regulatory matters affecting the electric utility, see Note 4, "Deregulation and Regulatory Matters."

Natural Gas Utility

Income from operations increased approximately $3,300,000 compared to 2000.

Revenues: A decrease in rates charged to general business customers caused by the sharing of proceeds with our natural gas utility customers, as discussed in Note 4, "Deregulation and Regulatory Matters," a weather-related decrease in volumes sold, and increased gas supply cost revenues resulted in nearly no change in natural gas revenues for the periods compared.

Expenses: Expenses decreased approximately $3,700,000 mainly due to an early employee retirement option offered in 2000 and the amortization of a regulatory liability associated with the sharing of proceeds discussed above. Partially offsetting this decrease was an increase in gas supply costs due to higher market prices and the recovery of gas supply costs deferred in the prior year.

Regulatory: For information on regulatory matters affecting the natural gas utility, see Note 4, "Deregulation and Regulatory Matters."

Continental Energy

We closed the sale of Continental Energy on February 21, 2001.

Other Operations

As a result of discontinued operations accounting treatment, we have reclassified into other operations all general corporate overhead expenses which were previously allocated to our former coal and oil and natural gas operations. Income from other operations increased approximately $4,300,000 primarily because of decreases in these reclassified general corporate overhead expenses. Because of the sale of our former oil and natural gas operations in October 2000 and our former coal operations in April 2001 there are no reclassified costs in the third quarter of 2001.

Revenues and O&M expenses in other operations increased primarily because we purchased One Call Locators, Ltd. (One Call) in January 2000, and its operating results are included in other operations. Growth in One Call's business resulted in higher revenues and O&M. In addition, a new subsidiary, Discovery Energy Solutions, Inc. (Discovery), did not begin operations until the fourth quarter of 2000 and also contributed to the increased revenue and O&M.

Selling, general, and administrative (SG&A) expenses were lower mainly due to the decrease in reclassified general corporate overhead expense discussed above. This decrease was partially offset by higher SG&A in One Call and Discovery.

Taxes other than income taxes and depreciation and amortization decreased primarily due to the transfer of assets from other operations to the telecommunications and utility business units. The expenses associated with these assets are now recorded in those business units.

Interest Expense and Other Income

Interest expense was higher by approximately $1,900,000 principally due to interest associated with the increased sharing of proceeds from the sale of our oil and natural gas operations, as discussed in Note 4, "Deregulation and Regulatory Matters."

In the fourth quarter 2000, we began classifying all earnings from our subsidiaries' unconsolidated investments in "Other (income) deductions - net." We previously reported these earnings separately in revenues under "Earnings from unconsolidated investments." We have reclassified all amounts from prior periods to reflect this change.

"Other (income) deductions - net" decreased approximately $24,800,000 primarily due to a $14,800,000 write-down of two unconsolidated telecommunications investments, reduced earnings from other unconsolidated telecommunications investments of $3,300,000, and the absence of earnings from Continental Energy's unconsolidated investments of $6,500,000. For more information on "Other (income) deductions - net," see Note 5, "Other (income) deductions - net."

DISCONTINUED OPERATIONS

	Quarter Ended
	September 30,
	2001	2000
	(Thousands of Dollars)

DISCONTINUED OPERATIONS:
Income from discontinued former coal operations (less applicable income taxes of $ 1,805)	$ -	$ 7,425
Income from discontinued former oil and natural gas operations (less applicable income taxes of $10,318)	-	16,082
Gain adjustment on sale of discontinued former oil and natural gas operations, (less applicable income taxes of $(9,355))	(14,396)	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS AVAILABLE FOR COMMON STOCK	$(14,396)	$ 23,507

Discontinued Former Coal and Oil and Natural Gas Operations

Former Coal Operations

Income from our discontinued former coal operations decreased approximately $7,425,000 due to the sale of these operations on April 30, 2001.

Former Oil and Natural Gas Operations

We closed the sale of our former oil and natural gas operations on October 31, 2000. The current year decrease of $14,400,000 in the gain on sale of the former oil and natural gas operations relates to the increased sharing of sales proceeds with the utility's natural gas customers discussed in the "Natural Gas Utility" section.

For the Nine Months Ended September 30, 2001 and 2000:

Net Income Per Share of Common Stock (Basic)

Year-to-date earnings were $0.20 per share, a decrease of $0.71 per share, or approximately 78 percent, compared to year-to-date 2000 earnings of $0.91 per share.

Earnings from continuing operations - consisting of telecommunications, utility, Continental Energy, and other operations - decreased $0.45 per share, from $0.42 per share to $(0.03) per share. The decrease is primarily due to reduced earnings from our electric utility, telecommunications, and "Other (income) deductions - net."

Earnings from discontinued former coal and oil and natural gas operations for the nine months ended September 30, 2001 were $0.23 per share, a decrease of $0.26 per share compared with 2000 earnings of $0.49 per share. The decrease is the result of the sales of our former coal and oil and gas operations.

Income from Continuing Operations: Telecommunications; Utility (including Colstrip Unit 4); Continental Energy; and Other

Income from continuing operations before income taxes for the nine months ended September 30, 2001 decreased approximately $68,300,000 when compared to 2000. The decrease is due to lower income from our electric utility and telecommunications operations, partially offset by increases in the natural gas utility and other operations income.

Income from Discontinued Operations: Former Coal and Oil and Natural Gas

Income from our discontinued operations, net of income taxes, decreased approximately $27,500,000 compared to 2000.

For comparative purposes, the following table shows consolidated basic net income per share.

	Nine Months Ended
	September 30,	September 30,
	2001	2000

Continuing Operations	$ (0.03)	$ 0.42
Discontinued Operations	0.23	0.49

Consolidated	$ 0.20	$ 0.91

CONTINUING OPERATIONS

	Nine Months Ended
	September 30,
	2001	2000
	(Thousands of Dollars)

TELECOMMUNICATIONS:

REVENUES:
Revenues	$ 431,854	$ 176,440
Intersegment revenues	-	334
	431,854	176,774
EXPENSES:
Operations and maintenance	287,919	83,016
Selling, general, and administrative	86,934	39,645
Taxes other than income taxes	11,825	4,328
Depreciation and amortization	31,982	12,704
	418,660	139,693

INCOME FROM TELECOMMUNICATIONS OPERATIONS	13,194	37,081

UTILITY AND COLSTRIP UNIT 4:

ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS:

REVENUES:
Revenues	421,850	363,863
Intersegment revenues	542	840
	422,392	364,703
EXPENSES:
Power supply	328,849	222,637
Transmission and distribution	28,004	27,552
Selling, general, and administrative	36,062	40,518
Taxes other than income taxes	30,723	30,546
Depreciation and amortization	33,513	30,535
	457,151	351,788

INCOME (LOSS) FROM ELECTRIC UTILITY AND COLSTRIP UNIT 4 OPERATIONS
	(34,759)	12,915

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	50,323	57,779
Gas supply cost revenues	50,042	24,624
Intersegment revenues	234	185
	100,599	82,588
EXPENSES:
Gas supply costs	50,042	24,624
Transmission, distribution, and other	10,985	13,014
Selling, general, and administrative	(904)	21,210
Taxes other than income taxes	10,246	10,392
Depreciation and amortization	8,265	6,868
	78,634	76,108

INCOME FROM NATURAL GAS UTILITY OPERATIONS
	21,965	6,480

CONTINUING OPERATIONS (continued)

	Nine Months Ended
	September 30,
	2001	2000
	(Thousands of Dollars)

CONTINENTAL ENERGY:

REVENUES:
Revenues	143	750

EXPENSES:
Operations and maintenance	1	52
Selling, general, and administrative	878	2,254
Taxes other than income taxes	(7)	(30)
Depreciation and amortization	2	378
	874	2,654

LOSS FROM CONTINENTAL ENERGY OPERATIONS	(731)	(1,904)

OTHER OPERATIONS:

REVENUES:
Revenues	14,091	6,944
Intersegment revenues	1,066	1,152
	15,157	8,096
EXPENSES:
Operations and maintenance	1,735	558
Selling, general, and administrative	12,457	14,565
Taxes other than income taxes	21	1,099
Depreciation and amortization	987	3,886
	15,200	20,108

LOSS FROM OTHER OPERATIONS	(43)	(12,012)

INTEREST EXPENSE AND OTHER INCOME:
Interest	23,151	26,664
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust

	4,119	4,119
Other income - net	(34,746)	(63,663)
	(7,476)	(32,880)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,102	75,440

INCOME TAXES	7,423	27,927

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(321)	47,513

DIVIDENDS ON PREFERRED STOCK	2,847	2,768

NET INCOME (LOSS) FROM CONTINUING OPERATIONS AVAILABLE FOR COMMON STOCK	$ (3,168)	$ 44,745

Telecommunications Operations

For the nine months ended September 30, 2001, income from our telecommunications operations was $13,200,000, a decrease of $23,900,000.

Revenues: Telecommunications revenues increased $255,100,000, or 144 percent, mainly because of the June 30, 2000 telecommunications acquisition. This acquisition resulted in the following:

  Network services revenues, which include wholesale and dedicated business line revenues, rose by approximately $196,900,000 largely due to an increased customer base;
  Retail sales revenues, which include commercial and consumer long-distance revenues, increased approximately $56,000,000; and
  Other revenues, which include equipment sales, engineering, and construction services, remained stable for the comparative periods.

Expenses: Year-to-date telecommunications expenses increased approximately $279,000,000, or 200 percent, also primarily because the June 30, 2000 telecommunications acquisition. The acquisition resulted in the following:

  O&M expenses increased by approximately $204,900,000 primarily due to an increase in access costs to accommodate growth in customer traffic;
  SG&A expenses increased $47,300,000 due to costs associated with the escalation of our sales and marketing efforts and the related infrastructure required for this effort;
  Depreciation and amortization expense increased $19,300,000 primarily due to the telecommunications acquisition and continuing expansion of the fiber optic build-out; and
  Taxes other than income taxes increased approximately $7,500,000 because of property taxes connected to the related assets.

For more detailed information on the acquisition, see Note 3, "Acquisitions of Telecommunications Properties".

Utility Operations

Electric Utility (including Colstrip Unit 4)

Income from electric utility operations for the nine months ended September 30, 2001 decreased approximately $47,700,000 compared to 2000, primarily because of the cost to serve and terminate the industrial power supply contract, as discussed in Note 11, "Contingencies," under the "Long-Term Power Supply Agreements" section.

Revenues: Revenues increased approximately $57,700,000 compared with year-to-date 2000, primarily because of the following:

  Higher rates charged to general business customers;
  Higher market prices for sales of purchased power remaining after fulfilling special market-based contract load requirements;
  Revenues from a swap instrument used to mitigate the losses incurred on the long-term power supply contract discussed above;
  Increased ancillary services revenues; and
  Increased revenues from wheeling energy for others across our transmission lines.

Expenses: Overall expenses increased approximately $105,400,000 primarily because of an increase in power supply costs of approximately $106,200,000. Most of the power supply increase was caused by the one-time payment of $62,500,000 to terminate a power supply contract with the large industrial customer discussed above, and higher average prices for wholesale power purchased mainly to supply that customer while the power supply contract was in effect. A plant-related increase in depreciation and amortization expense also contributed to the increased expenses while decreases from an early employee retirement option offered in 2000 and the recognition of regulatory assets as a result of a PSC Order partially offset these increases.

Regulatory: For information on regulatory matters affecting the electric utility, see Note 4, "Deregulation and Regulatory Matters."

Natural Gas Utility

Income from operations for the nine months ended September 30, 2001 increased approximately $15,500,000 compared to 2000.

Revenues: Revenues increased approximately $18,000,000 mainly because of increased gas supply cost revenues. Partially offsetting this increase was a decrease in general business revenues resulting primarily from the sharing of proceeds, as discussed in Note 4, "Deregulation and Regulatory Matters."

Expenses: Expenses increased approximately $2,500,000 primarily because of an increase in gas supply costs, due to higher market prices and the recovery of gas supply costs deferred in the prior year, and a plant-related increase in depreciation and amortization expense. The amortization of a regulatory liability of approximately $18,800,000 associated with the sharing of proceeds discussed above, an early employee retirement option offered in 2000, and the recognition of regulatory assets as a result of a PSC Order partially offset the increased gas supply costs.

Regulatory: For information on regulatory matters affecting the natural gas utility, see Note 4, "Deregulation and Regulatory Matters."

Continental Energy

We closed the sale of Continental Energy on February 21, 2001.

Other Operations

Income from other operations increased approximately $12,000,000, from a loss of $12,000,000 in 2000 to break even in 2001, for the same reason mentioned above in the discussion of the third quarter. In addition, the third quarter explanations of revenue and expense changes also apply to the nine months ended comparisons.

Interest Expense and Other Income

Interest expense decreased approximately $3,500,000 principally due to the retirement of long-term debt in 2000 and early 2001. Interest associated with the settlement of outstanding audit issues from prior years' federal tax returns and the increased sharing of proceeds from the sale of our oil and natural gas operations, discussed above, offset some of the reduced interest from long-term debt retirements. In addition, interest incurred on short-term borrowings increased in 2001.

"Other (income) deductions - net" decreased approximately $28,900,000. An increase in "Other (income) deductions - net" from a pretax gain of approximately $50,800,000 on the February 21, 2001 sale of Continental Energy was more than offset by four items. The first item was decreased earnings from Continental Energy's unconsolidated investments of approximately $44,700,000. These earnings included the pretax gain on the sale of the equity interest in the Brazos project in the second quarter of 2000 of approximately $34,300,000. In addition, there was a decrease in interest income of approximately $10,300,000 due to less cash available for investing. We also had a third quarter 2001 write-down of two unconsolidated telecommunications investments of $14,800,000. Finally, there was a decrease in earnings from unconsolidated telecommunications investments of approximately $9,800,000.

Income Taxes

Under Montana regulations, certain tax benefits flow through to customers on a basis consistent with the accelerated deduction of expenses for income tax purposes. As such, when these expenses are recognized for financial reporting purposes, there is not an offsetting tax savings. Our utility's effective tax rate is higher than the statutory rate due to this timing difference. During periods of low income, the income taxes will appear higher than expected.

DISCONTINUED OPERATIONS

	Nine Months Ended
	September 30,
	2001	2000
	(Thousands of Dollars)

DISCONTINUED OPERATIONS:
Income from discontinued former coal operations (less applicable income taxes of $2,349 and $5,270)	$ 6,985	$ 21,992
Income from discontinued former oil and natural gas operations (less applicable income taxes of $17,481)		29,479
	-
Gain on sale of discontinued former coal operations (less applicable income taxes of $30,862)	31,352
		-
Gain adjustment on sale of discontinued former oil and natural gas operations, (less applicable income taxes of $(9,355))	(14,396)

		-

NET INCOME FROM DISCONTINUED OPERATIONS AVAILABLE FOR COMMON STOCK	$ 23,941	$ 51,471

Discontinued Former Coal and Oil and Natural Gas Operations

Former Coal Operations

Income from our former coal operations decreased approximately $15,000,000 chiefly because of the April 30, 2001 sale of these properties to Westmoreland, which resulted in only four months of operations for 2001. In addition, the coal operations had a loss of approximately $2,400,000 in April 2001 primarily due to a change in cost estimates associated with postretirement health benefits. As a result of the sale, we recorded an after-tax gain, subject to customary purchase price adjustments, of approximately $31,400,000.

Former Oil and Natural Gas Operations

We closed the sale of our former oil and natural gas operations on October 31, 2000. The $14,400,000 decrease in the gain on sale of the former oil and natural gas operations relates to the increased sharing of sale proceeds with the utility's natural gas customers discussed earlier.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used for operating activities was $136,267,000 for the nine months ended September 30, 2001, compared with net cash provided by operating activities of $59,408,000 in the first nine months of 2000. The current-year decrease of $199,675,000 was attributable mainly to the following:

  The one-time payment of $62,500,000 on June 30, 2001 to terminate a power supply contract with a large industrial customer and approximately $25,000,000 in pretax losses incurred in the first six months of 2001 from serving that customer while the contract was in effect;
  Approximately $34,700,000 in prepaid income taxes mainly related to the power supply contract discussed above;
  The amortization of approximately $18,800,000 associated with the sharing of proceeds with our natural gas utility customers discussed in Note 4, "Deregulation and Regulatory Matters;" and
  A decrease in operating income of approximately $23,900,000 associated with our telecommunications operations.

Investing Activities

Net cash used for investing activities was $50,635,000 for the nine months ended September 30, 2001, compared with $465,599,000 in the first nine months of 2000. The current-year decrease of $418,964,000 was attributable mainly to the proceeds received of $84,500,000 from the sale of Continental Energy and $138,000,000 from the sale of our coal businesses along with a decrease of $194,045,000 in capital expenditures mainly because of the June 30, 2000 acquisition of telecommunications properties.

Financing Activities

Net cash provided by financing activities was $87,003,000 for the nine months ended September 30, 2001, compared with net cash used for financing activities of $148,216,000 in the first nine months of 2000.

For information on our financing activities, see Note 7, "Short-Term Borrowing," and Note 8, "Long-Term Debt."

Our consolidated borrowing ability under our Revolving Credit and Term Loan Agreements was $368,100,000 of which $54,000,000 was unused at September 30, 2001. On November 29, 2001, our $60,000,000 Revolver related to our utility operations expires. Certain uncommitted borrowing lines under which we currently have outstanding $21,000,0000 expire by the end of November 2001. We currently intend to issue, subject to market conditions,$150,000,000 in First Mortgage Bonds during the month of November 2001. Proceeds of the offering will be used to repay the $60,000,000 outstanding under our committed credit line, repay other short-term borrowings, repay an intercompany loan between Montana Power and Entech, Inc., and redeem our ESOP Notes. If we are unable to complete our proposed bond offering we will seek other sources of funds, including from the lending banks under our bank facilities although there can be no assurances that funds will be available on acceptable terms. The remaining balance will be used for existing cash requirements.

We believe we currently have the capacity to issue additional First Mortgage Bonds in an amount sufficient to meet our foreseeable financing requirements.

SEC RATIO OF EARNINGS TO FIXED CHARGES

For the twelve months ended September 30, 2001, our ratio of earnings to fixed charges was 1.34 times. We used net income and income taxes only from continuing operations to calculate earnings. Fixed charges include interest from continuing and discontinued operations, the implicit interest of Colstrip Unit 4 rentals, and one third of all other rental payments.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements and how they are expected to affect us, see Note 14, "New Accounting Pronouncements."

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our investments and agreements expose us to the market risks associated with fluctuations in commodity prices and interest rates.

Trading Instruments

As discussed in Note 10, "Derivative Financial Instruments", we had no derivative financial instruments in place at September 30, 2001, nor do we foresee the need for them in the near term.

Other-Than-Trading Agreements

Commodity Price Exposure

In its 2001 session, the Montana Legislature passed House Bill 474, which extends the transition period of electric deregulation in Montana from July 1, 2002 to June 30, 2007 and, therefore, our obligation as a default supplier until June 30, 2007.  This law also provides for the complete recovery in rates of the default supplier's costs that are prudently incurred to supply electric energy.  However, if passed, voter Initiative 117 would repeal HB 474 and would add another risk factor to recovery by rates.  For more information about electric deregulation, see Note 4, "Deregulation and Regulatory Matters," in the "Electric Deregulation" section.

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

PART II

Other Information

ITEM 1. Legal Proceedings

Class Action Lawsuit

For information regarding the class action lawsuit filed on August 16, 2001, refer to Note 11, "Contingencies."

Qwest Communications Corporation

For information regarding the Qwest Communications legal proceedings, refer to Note 11, "Contingencies."

Kerr Project

For information regarding the Kerr Project fish, wildlife and habitat mitigation plan, refer to Note 11, "Contingencies."

Williams Communications/Sierra Touch America, LLC

For information regarding the Williams Communications legal proceedings, refer to Note 11, "Contingencies."

Paladin Associates, Inc.

On July 31, 2001, we received an order entering judgment in our favor. Paladin has appealed this judgment to the Ninth Circuit Court of Appeals. The Court has established a schedule, which requires the parties to complete their respective briefing by late first quarter 2002 or early second quarter 2002.

We are unable to predict the ultimate outcome of this appeal.

TCA Building Company

Since December 31, 2000, there has been no material adverse change in this proceeding. With the closing of the sale of our coal businesses, we now are responsible for defending this litigation relative to the claims only against Entech, Inc.

For additional information regarding regulatory and legal matters, see Note 4, "Deregulation and Regulatory Matters," and Note 11, "Contingencies."

ITEM 4. Submission of Matters to a Vote of Security Holders

    A special meeting of shareholders was held on September 21, 2001.
    Security holders approved the agreement and plan of merger among The Montana Power Company, Touch America Holdings, Inc. and The Montana Power, L.L.C., dated as of February 20, 2001. The merger will result in Touch America Holdings, Inc. becoming the publicly traded company. Shareholders of The Montana Power common stock will receive one share of Touch America Holdings, Inc. common stock for each share of The Montana Power Company common stock. Holders of Preferred Stock, $6.875 Series, of The Montana Power Company will receive one share of Touch America Holdings, Inc. Preferred Stock, $6.875 Series, for each share of The Montana Power Company Preferred Stock. The results of the vote were as follows:

For	Against	Abstentions
73,562,935	7,925,752	1,514,529

    Security holders approved the sale of substantially all of the assets of The Montana Power Company relating to its utility business to NorthWestern. The results of the vote were as follows:

For	Against	Abstentions
72,972,566	8,459,882	1,561,229

  Security holders approved the redemption of The Montana Power Company's outstanding Preferred Stock, $4.20 Series, and Preferred Stock, $6.00 Series. The results of the vote were as follows:

For	Against	Abstentions
73,119,289	7,133,798	2,300,949

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 12	Computation of ratio of earnings to fixed charges for the twelve months ended September 30, 2001.

(b)	Reports on Form 8-K Filed During the Quarter Ended September 30, 2001:

	DATE	SUBJECT

	August 1, 2001	Item 5. Other Events. Discussion of Second Quarter Financial Results.

Item 7. Exhibits. Preliminary Consolidated
Statements of Income for the Quarters Ended
June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000. Preliminary Continuing Operations Schedule of Revenues and Expenses for the Quarters Ended June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000. Preliminary Discontinued Operations Schedule of Revenues and Expenses for the Quarters Ended June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000.

	August 30, 2001	Item 5. Other Events. Qwest Communications Corporation. Class Action Lawsuit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MONTANA POWER COMPANY
(Registrant)

By	/s/ J.P. Pederson
J.P. Pederson
Vice Chairman and Chief
Financial Officer

Date: November 14, 2001

EXHIBIT INDEX

Exhibit 12

Computation of ratio of earnings to fixed charges for the twelve months ended September 30, 2001.

Exhibit 12
THE MONTANA POWER COMPANY

Computation of Ratio of Earnings to Fixed Charges

Twelve Months Ended
September 30, 2001
(Thousands of Dollars)

Net Income from Continuing Operations	$ 24,544

Income Taxes for Continuing Operations	13,094
37,638

Fixed Charges:
Interest	47,371
Amortization of Debt Discount, Expense, and Premium	729
Rentals	29,344
77,444

Less: Capitalized Interest	11,222

Earnings Before Income Taxes and Fixed Charges	$ 103,860

Ratio of Earnings to Fixed Charges	1.34x